Form 10-Q
period 1995-03-31
LUMEX INC
filed 1995-05-15
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
3/31/95

or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-4538

                       LUMEX, INC.

               (Exact name of registrant as specified in its charter)

New York                                       11-1731581
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

81 Spence Street, Bay Shore, New York   11706
(Address of principal executive office)(Zip Code)

Registrant's telephone number, including area code
(516) 273-2200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X        No


On March 31, 1995, the registrant had outstanding 4,298,355 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

LUMEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   (unaudited)
                                               Three Months Ended
                                                   March 31,
                                              1995               1994

Net Sales                                    $33,613             $29,297

Costs and Expenses:
     Cost of Sales                            20,580              17,826
     Selling and administrative               11,576               9,510
     Product development                       1,453               1,057
     Interest                                    251                 198
     Other income (principally interest
         income)                                (425)               (510)

                                              33,435              28,081

       INCOME BEFORE INCOME TAXES                178               1,216

Income tax provision                              62                 365

       NET INCOME                            $   116             $   851

       NET INCOME PER SHARE  OF COMMON STOCK  $  .03             $   .20



See notes to consolidated condensed financial statements.

LUMEX, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

                                           (unaudited)
                                             March 31,           December 31,
                                               1995                   1994
                                                  (Dollars in thousands)
ASSETS

Current Assets
     Cash and cash equivalents            $    934                    $ 9,746
     Investments                             4,913                      4,768
     Accounts receivable                    26,276                     28,854
     Inventories                            17,416                     14,962
     Lease receivables                       2,940                      1,801
     Other current assets                    4,907                      3,566

            Total Current Assets            57,386                     63,697


Property, plant and equipment               21,085                     20,067
Lease receivables                           10,265                      7,234
Intangible assets                            5,959                      2,715
Other assets                                   417                        455

                                           $95,112                    $94,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short-term borrowings                $   3,000                   $  -0-
     Accounts payable                        12,904                    11,379
     Other current liabilities               12,256                    15,160

          Total Current Liabilities          28,160                    26,539


Deferred income taxes                         2,221                     2,221

Long-term debt                               11,846                    12,771

Stockholder's Equity
     Common Stock, $.10 par value
     authorized 15,000,000 shares,
     issued 4,364,403 in 1995 and
     4,360,848 in 1994                           436                      436

     Capital surplus                          16,194                   16,167

     Retained earnings                        37,120                   37,004

     Unrealized losses on
        investments, net                        (120)                    (225)
     Treasury stock at cost
        (66,048 shares in 1995
         and 1994)                              (745)                    (745)

          Total Stockholders' Equity           52,885                  52,637

                                              $95,112                 $94,168

See notes to consolidated financial statements.

LUMEX, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                     (unaudited)
                                                  Three Months Ended
                                                        March 31
                                                  1995          1994
                                                    (in thousands)

OPERATING ACTIVITIES:

Net income                                        $   116        $   851
Adjustments to reconcile net income
 to net cash used in operating activities:
          Depreciation and amortization             1,262          1,047
          Net changes in operating assets
          and liabilities                          (6,808)        (5,057)
NET CASH USED IN OPERATING ACTIVITIES              (5,430)        (3,159)

INVESTING ACTIVITIES:

Purchases of property, plant and equipment         (1,939)          (623)
Proceeds from sales and maturities
  of investments                                     -0-           3,102
Purchases of investments                             -0-          (1,003)
Purchases of intangible assets                     (3,517)          (349)
Other                                                 (17)          (106)
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                             (5,473)         1,021


FINANCING ACTIVITIES:

Proceeds from short-term borrowings                 3,000          2,750
Principal payments of long-term debt                 (925)          (675)
Exercise of stock options                              18             73
Common shares reacquired                               (2)           (33)
NET CASH PROVIDED BY FINANCING ACTIVITIES           2,091          2,115

DECREASE IN CASH                                   (8,812)           (23)

CASH AND CASH EQUIVALENTS -- January 1              9,746            260

CASH AND CASH EQUIVALENTS -- March 31             $   934      $     237

See notes to consolidated condensed financial statements.

LUMEX, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands)


NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company has reclassified the presentation of certain prior year information to conform to the current year presentation format.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report or Form
10-K for the year ended December 31, 1994.

NOTE 2--INVENTORIES

Inventories are valued at the lower of cost or market principally on the Last-in, First-out (LIFO) method. The estimated replacement cost of LIFO inventories exceeds stated
LIFO cost by $4,523 and $4,498 at March 31, 1995 and December
31, 1994 respectively.

Inventories were as follows:

                                        March 31,   December 31,
                                           1995           1994

               Finished goods           $  7,455        $ 6,024
               Work in process             6,256          3,664
               Raw materials               3,705          5,274

                                         $17,416        $14,962

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Since future estimates of inventory levels and prices are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts.

NOTE 3--NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during each year (4,357,981, in 1995 and 4,289,913 in 1994).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth selected items from the consolidated statements of operations as a percentage of sales:

                                     Quarter Ended
                                       March 31,           % Inc. (Dec.)
                                     1995     1994

Net sales                          100.0%    100.0%              14.7%
Cost and expenses:
        Cost of sales               61.2      60.8               15.4
        Selling and administra-
            tive                    34.4      32.5               21.7
        Product development          4.3       3.6               37.5

Income before income taxes            .5       4.2              (85.4)

Net income                            .3       2.9              (86.4)


Net sales increased  14.7%, to $33,613 in the first quarter
1995 as compared to net sales of $29,297 in the first quarter of 1994. Cybex division sales rose nearly 18% overall principally from a substantial increase in international shipments for both rehabilitation and fitness products and increased shipments of strength training and cardiovascular exercise equipment into the institutional and consumer fitness markets.

Lumex division sales increased 11.2% as shipments of its AkroTech 4000 low air loss therapy systems nearly doubled in the first quarter 1995 as compared to the same period in 1994. Shipments of the division's mobility aids, bath safety products and line of stainless steel wheelchairs were also ahead of prior year shipments.

Gross margins were slightly lower, at 38.8% in the first quarter 1995 as compared to 39.2% in the first quarter of 1994. Substantial increases in material costs exceeded improvements in efficiencies resulting from leveraging higher sales volume.

Selling and administrative costs increased 21.7%, to $11,576, as compared to $9,510 in the same period a year ago. Selling expenses at both the Lumex and Cybex divisions increased resulting from adding sales and marketing personnel for the Lumex low air loss therapy products and for Cybex's international markets. Administrative costs were higher due to the amortization of certain rights and licenses acquired in the first quarter 1995, relating to the low air loss therapy and the FASTEX products lines.

Product development expenses increased 37.5%, to $1,453 in the first quarter 1995 compared to $1,057 for the same period a year earlier.
Cybex spending increased nearly 40% due to efforts to accelerate the introduction of major new products in both the fitness and rehabilitation markets while Lumex division spending rose more than 30% principally related to its Therapeutic Support Systems business unit.

Interest expense increased 26.8%, principally the result of higher interest rates affecting the Company's short-term borrowings and variable rate long-term debt. Other income, principally interest income, decreased 16.7% due to the reduction in average lease receivables which resulted from the sale of substantially all the Cybex lease receivables in December 1994. The effective tax rate for the first quarter 1995 was 35% compared to 31% for the year ended December 31, 1994 and reflects the expected annual effective tax rate for the year.


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a very strong financial condition with working capital in excess of $29.2 million including cash and investments of $5.8 million and a current ratio of 2.0 to 1.

Net cash used in operating activities was $5.4 million during the first quarter 1995 principally resulting from an increase of $2.4 million in inventories due, in part, to the introduction of two major new products at the Cybex division and an increase of $4.1 million in lease receivables under the Company's successful captive lease program.

Cash used in investing activities totaled more than $5.4 million during the first quarter 1995 due to over $1.9 million in capital spending and payments totaling nearly $3.4 million made in acquiring certain rights and licenses related to the low air loss therapy systems and the FASTEX product lines.

Cash flow provided by financing activities of nearly $2.1 million resulted primarily from $3.0 million in short-term borrowings net of $925,000 in payments under long-term debt agreements.

The Company has a conservative capital structure with a long-term debt to equity ratio of .22 to 1 at March 31, 1995 and $15 million in short-term bank lines of credit of which $3.0 million was utilized to fund the first quarter leasing activity. Management expects the Company's manufacturing operations will continue to be a net user of cash during the remainder of 1995 as it funds several major new products and increases its capital spending to take advantage of newer technology and redesign of its facilities to increase capacity and lower costs. The Company believes its conservative capital structure affords it ample borrowing capacity to meet these additional cash requirements. The Company's finance subsidiary is expected to continue to meet its cash requirements by utilizing its warehousing lines of credit and through periodic sales of its lease portfolio.

PART II.  OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

          None

     ITEM 2.  CHANGES IN SECURITIES

          None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

     ITEM 5.  OTHER INFORMATION

          None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits
          27 Financial Data Schedule (filed herewith)

          (b)Reports on Form   8-K
          There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LUMEX, INC.


Date: May 15, 1995       By      /s/ James E. George
                                     James E. George
                                     President and
                                     Chief Executive Officer




Date: May 15, 1995     By       /s/ Robert McNally
                                    Robert McNally
                                    Sr. Vice President and
                                    Chief Financial Officer

                           Exhibit Index

                Exhibit Number           Exhibit
                     27                  Financial Data Schedule