Form 10-Q
period 1995-06-30
LUMEX INC
filed 1995-08-14
CIK 60876

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period
          ended   6/30/95
                                 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period
          from      to

Commission File Number 0-4538



                          LUMEX, INC.
       (Exact name of registrant as specified in its charter)

              New York                              11-1731581
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

 81 Spence Street, Bay Shore, New York                11706
(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code    (516) 273-2200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No

On June 30, 1995, the registrant had outstanding 4,313,161 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

                             LUMEX, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                    1995        1994      1995      1994
                                   (in thousands, except per share data)
Net Sales                          $31,551    $31,525    $65,164  $60,822

Costs and Expenses:
  Cost of sales                     19,437     19,166     40,017   36,992
  Selling and administrative        12,518     10,062     24,094   19,572
  Product development                1,674      1,154      3,127    2,211
  Interest                             402        265        654      460
  Other income (principally
    interest income)                  (539)      (522)    (  965)  (1,029)

                                    33,492     30,125     66,927   58,206

(Loss) income before income tax
       (benefit) provision          (1,941)     1,400     (1,763)   2,616
Income tax (benefit) provision        (679)       420       (617)     785

     NET (LOSS) INCOME             $(1,262)   $   980    $(1,146) $ 1,831

     NET (LOSS) INCOME PER SHARE
       OF COMMON STOCK               $(.29)     $ .23      $(.26)   $ .43



See notes to consolidated condensed financial statements.

                                LUMEX, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 (unaudited)
                                                   June 30,     December 31,
                                                     1995           1994
                                                    (Dollars in thousands)
ASSETS
Current Assets
  Cash and cash equivalents                        $   929        $ 9,746
  Investments                                        5,000          4,768
  Accounts receivable                               24,702         28,854
  Inventories                                       20,209         14,962
  Lease receivables                                  2,830          1,801
  Other current assets                               3,643          3,566

     Total Current Assets                           57,313         63,697


Property, plant and equipment                       23,113         20,067
Lease receivables                                   10,565          7,234
Intangible assets                                    6,071          2,577
Other assets                                           555            593

                                                   $97,617        $94,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                            $ 5,500        $  -0-
  Accounts payable                                  15,832         11,379
  Other current liabilities                         11,875         15,160

     Total Current Liabilities                      33,207         26,539

Deferred income taxes                                2,221          2,221

Long-term debt                                      10,466         12,771

Stockholders' Equity
  Common stock, par value $.10 per share,
    authorized 15,000,000 shares, issued
    4,379,209 in 1995 and 4,361,812 in 1994            438            436
  Capital surplus                                   16,383         16,167
  Retained earnings                                 35,701         37,004
  Unrealized losses on investments, net                (54)          (225)
  Treasury stock at cost (66,048 shares in 1995
    and 1994)                                         (745)          (745)

     Total Stockholder's Equity                     51,723         52,637

                                                   $97,617        $94,168

See notes to consolidated condensed financial statements.

                                LUMEX, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                        (unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                      1995         1994
                                                        (in thousands)
OPERATING ACTIVITIES:

Net (loss) income                                     $(1,146)  $ 1,831
Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
     Depreciation and amortization                      2,448     1,684
     Net changes in operating assets
       and liabilities                                 (8,740)   (9,607)
NET CASH USED IN OPERATING ACTIVITIES                  (7,438)   (6,092)

INVESTING ACTIVITIES:

Purchases of property, plant and equipment             (4,895)   (1,727)
Proceeds from sales and maturities
     of investments                                       -       6,312
Purchases of investments                                  -      (2,505)
Purchases of intangible assets                         (3,919)      -
Repayment of note receivable                              -       2,160
Other                                                    (110)     (376)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (8,924)    3,864

FINANCING ACTIVITIES:

Proceeds from short-term borrowings                     5,500     5,000
Proceeds from sale of leases                            4,491       -
Principal payments of long-term debt                   (2,305)   (1,805)
Common shares reacquired                                   (2)      (57)
Exercise of stock options                                  18       265
Other                                                    (157)      (71)
NET CASH PROVIDED BY FINANCING ACTIVITIES               7,545     3,332

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (8,817)    1,104

CASH AND CASH EQUIVALENTS -- January 1st                9,746       260

CASH AND CASH EQUIVALENTS -- June 30th                $   929   $ 1,364



See notes to consolidated condensed financial statements.

                             LUMEX, INC.

  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                       (dollars in thousands)


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


NOTE 2--INVENTORIES

Inventories are valued at the lower of cost or market principally on the Last-in, First-out (LIFO) method. The estimated replacement cost of LIFO inventories exceeds stated LIFO cost by $4,548, and $4,498 at June 30, 1995 and December 31, 1994 respectively.

Inventories were as follows:

                                   June 30,       December 31,
                                     1995             1994

          Finished goods            $ 8,263          $ 6,024
          Work in process             6,169            3,664
          Raw materials               5,777            5,274

                                    $20,209          $14,962


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

                             LUMEX, INC.

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                       (dollars in thousands)


NOTE 3-ACQUISITION

In June 1995, the Company acquired through its newly formed subsidiary, Lumex Bed Systems, Inc., all of the assets of the former Sci-O-Tech Inc., a manufacturer of beds for the nursing home and home healthcare markets, for cash in the amount of $1,146. The acquisition cost, accounted for under the Purchase Method, represents the fair value of the assets received which consisted principally of receivables, inventories and property and equipment.


NOTE 4-NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Net (loss) income per share of common stock is computed by dividing net
(loss) income by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during each year as appears below:

                                           1995         1994
          Three months ended June 30    4,348,212    4,308,299
          Six months ended June 30      4,353,240    4,300,101


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Consolidated Statements of Operations both as a percentage of sales and as a percentage increase (decrease) from the comparable three and six months ended of the prior year:

                      Quarter Ended June 30,    Six Months Ended June 30,
                                         %                            %
                        % of Sales      Inc       % of Sales         Inc
                      1995      1994   (Dec)    1995      1994      (Dec)
Net Sales            100.0%    100.0%    .1%   100.0%    100.0%      7.1%

Costs and Expenses:
 Cost of sales        61.6      60.8    1.4     61.4      60.8       8.2
 Selling and
   administrative     39.7      31.9   24.4     37.0      32.2      23.1
 Product development   5.3       3.7   45.1      4.8       3.6      41.4
 Interest expense      1.3        .8   51.7      1.0        .8      42.2
 Other (income)       (1.7)     (1.6)   3.3     (1.5)     (1.7)     (6.2)

(Loss) income before
income tax (benefit)
provision             (6.2)      4.4 (238.6)    (2.7)      4.3    (167.4)


Net sales for the second quarter 1995 were $31,551,000, slightly higher than net sales for the second quarter 1994 of $31,525,000. For the six months ended June 30, 1995, net sales were $65,164,000, a 7.1% increase over sales of $60,822,000 in the same period a year earlier.

Lumex division sales rose 10.6% in the second quarter 1995, as compared to the second quarter 1994 on the continued strong growth in shipments of its Akrotech 4000 low air loss therapy systems. Shipments of both the mobility aids and bath safety product lines were also well ahead of the shipments for the same period a year earlier and more than offset lower shipments of the division's seating products.

Cybex division 1995 second quarter sales were 9% lower than the prior year period as sales orders for current products were impacted by the early 1995 introduction of a new extremity testing and rehabilitation system and an innovative new line of strength training equipment, both of which began shipping in the third quarter.

Gross margins were lower, at 38.4% in the second quarter 1995, resulting from increases in material costs and a changing product mix.

Selling and administrative costs increased 24.4% in the second quarter due to an expanded sales and marketing organization at Lumex for low air loss therapy products and at Cybex for sales growth anticipated from its major new product introductions and expansion of efforts in international markets.

Administrative costs were higher in the 1995 quarter due to the amortization of the rights and licenses acquired in earlier in the year related to the low air loss therapy and FASTEX product lines as well as approximately $700,000 of expenses related to severance and recruitment for senior executive management changes.

Product development expenses rose 45.1% in the second quarter 1995, the result of efforts to accelerate the introduction of major new products in Cybex's rehabilitation and strength training product lines and increased spending at Lumex for Therapeutic Support Systems product development efforts.

Interest expense rose, principally resulting from increased use of the Company's short-term bank lines of credit and higher interest rates. The income tax benefit was reflected at 35% representing the expected annual effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial condition with working capital in excess of $24.1 million including cash and investments of $5.9 million and a current ratio of 1.7 to 1.

Net cash used in operating activities was $2 million in the second quarter 1995 with the largest uses of cash resulting from the continued growth of lease receivables under the Company's captive lease program and increased inventory levels due to new product introductions and lower sales volume at the Cybex division.

Cash used in investing activities was in excess of $3.4 million during the second quarter 1995 largely the result of increased capital spending which totaled nearly $3.0 million.

Cash provided by financing activities in the second quarter 1995 was $5.5 million resulting from the sale of $4.5 million of leases and additional short-term borrowings of $2.5 million, less principal payments on long-term debt of $1.4 million.

The Company has a healthy capital structure with a long-term debt to equity ratio of .20 to 1 at June 30, 1995 and $20 million in short-term bank lines of credit of which $5.5 million was utilized at the end of the second quarter. Management expects the Company's manufacturing operations will continue to use cash during the remainder of 1995 as it funds several major new products and increases its capital spending to take advantage of newer manufacturing technologies and redesign of its facilities to increase capacity and lower costs. The Company believes its conservative capital structure affords it ample borrowing capacity to meet these additional cash requirements. The Company's finance subsidiary is expected to continue to meet its cash requirements by utilizing its warehousing lines of credit and through periodic sales of its lease portfolio.

PART II.  OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   (a) The Annual Meeting of Stockholders of the Company was held on June 5, 1995.

                   (c)   Voting for the election of directors of the
                         Company:

                                                  For       Withheld
                         John C. Spratt        4,249,763     23,575
                         Carol G. Nelson       4,245,994     27,344

                         2,573,386 shares were voted in favor of the proposal to approve the Lumex, Inc. 1995 Omnibus Incentive Plan, with 152,648 shares voted against and 49,314 abstentions. 2,340,096 shares were voted in favor of the proposal to approve the Lumex, Inc. 1995 Stock Retainer Plan for Nonemployee Directors, with 387,094 shares voted against and 48,158 abstentions.


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         10(xiii)- Lumex, Inc. 1995 Omnibus Incentive
                                   Plan (incorporated by reference to
                                   Exhibit A to the Company's Proxy
                                   Statement for the Annual Meeting of
                                   Shareholders held on June 5, 1995,
                                   as filed with the Commission on
                                   May 1, 1995).

                         10(xiv) - Lumex, Inc. 1995 Stock Retainer Plan
                                   for Nonemployee Directors
                                   (incorporated by reference to
                                   Exhibit B to the Company's Proxy
                                   Statement for the Annual Meeting of
                                   Shareholders held on June 5, 1995,
                                   as filed with the Commission on
                                   May 1, 1995).

                         27      - Financial Data Schedule (filed
                                   herewith)

                   (b)   There were no reports on Form 8-K filed
                         during the quarter ended June 30, 1995.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LUMEX, INC.


Date:   August 11, 1995            By     /s/ Robert McNally
                                        Robert McNally
                                        Senior Vice President and
                                        Chief Financial Officer


Date:   August 11, 1995            By     /s/ Robert S. Zuccaro
                                        Robert S. Zuccaro
                                        Vice President and Treasurer

                            Exhibit Index


          Exhibit No.

          10(xiii)-      Lumex, Inc. 1995 Omnibus Incentive Plan
                         (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on June 5, 1995, as filed with the Commission on May 1, 1995).

          10(xiv) -      Lumex, Inc. 1995 Stock Retainer Plan for
                         Nonemployee Directors (incorporated by
                         reference to Exhibit B to the Company's Proxy
                         Statement for the Annual Meeting of Shareholders held on June 5, 1995, as filed with the Commission on May 1, 1995).


          27      -      Financial Data Schedule (filed herewith)