Form 10-Q
period 1995-09-30
LUMEX INC
filed 1995-11-14
CIK 60876

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.



[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period
        ended   9/30/95
                                 or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period
       from       to

Commission File Number 0-4538



                            LUMEX, INC.
       (Exact name of registrant as specified in its charter)

           New York                          11-1731581
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

81 Spence St., Bay Shore, N.Y.                  11706
(Address of principal executive               (Zip Code)
 offices)

Registrant's telephone number, including area code    (516)273-2200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No

On September 30, 1995 the registrant had outstanding 4,324,759 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

                             LUMEX, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                   1995        1994     1995       1994
                                   (in thousands, except per share data)
Net sales                         $34,247   $32,929    $99,411   $93,751

Costs and expenses:
  Cost of sales                    22,448    19,727     62,465    56,719
  Selling and administrative       11,837    10,711     35,931    30,283
  Product development               1,477     1,140      4,604     3,351
  Interest                            480       298      1,134       758
  Other income (principally
    interest income)                 (585)     (497)    (1,550)   (1,526)

                                   35,657    31,379    102,584    89,585


(Loss) income before income
 tax (benefit) provision           (1,410)    1,550     (3,173)    4,166

Income tax (benefit) provision       (493)      465     (1,110)    1,250

     NET (LOSS) INCOME            $  (917)    1,085    $(2,063)  $ 2,916

     NET (LOSS) INCOME PER SHARE
        OF COMMON STOCK           $  (.21)  $   .25    $  (.47)  $   .68



See notes to consolidated condensed financial statements.

                                LUMEX, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                      (unaudited)
                                      September 30,    December 31,
                                          1995             1994
                                         (Dollars in thousands)
ASSETS
Current Assets
  Cash and cash equivalents             $    936         $ 9,746
  Investments                              4,992           4,768
  Accounts receivable                     27,428          28,854
  Inventories                             20,327          14,962
  Lease receivables                        3,741           1,801
  Other current assets                     4,499           3,566

          Total Current Assets            61,923          63,697

Property, plant and equipment             24,713          20,067
Lease receivables                         13,147           7,234
Intangible assets                          5,954           2,577
Other assets                                 603             593

                                        $106,340         $94,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                 $ 13,500         $  -0-
  Accounts payable                        13,512          11,379
  Other current liabilities               12,828          15,160

          Total Current Liabilities       39,840          26,539

Deferred income taxes                      2,221           2,221

Long-term debt                            13,316          12,771

Stockholders' Equity
  Common Stock, $.10 par value
    authorized 15,000,000 shares,
    issued 4,390,807 in 1995 and
    4,361,812 in 1994                        439             436
  Capital surplus                         16,633          16,167
  Retained earnings                       34,783          37,004
  Unrealized losses on investments, net      (51)           (225)
  Unamortized compensation                   (96)             -
  Treasury stock at cost; 66,048
    shares in 1995 and 1994                 (745)           (745)

          Total Stockholders' Equity      50,963          52,637

                                        $106,340         $94,168

See notes to consolidated financial statements.

                                LUMEX, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                    (unaudited)
                                                  Nine Months Ended
                                                    September 30,
                                                  1995         1994
                                                    (in thousands)
OPERATING ACTIVITIES:

Net (loss) income                                 $(2,063)  $ 2,916
Adjustments to reconcile net (loss) income
  to net cash used in operating activities:
    Depreciation and amortization                   3,588     2,753
    Net changes in operating assets
      and liabilities                             (18,099)  (15,084)
NET CASH USED IN OPERATING ACTIVITIES             (16,574)   (9,415)

INVESTING ACTIVITIES:

Purchases of property, plant and
  equipment                                        (7,418)   (2,529)
Proceeds from sales and maturities
  of investments                                      -0-     8,594
Purchases of investments                              -0-    (2,505)
Purchases of intangible assets                     (4,094)     (768)
Repayment of note receivable                          -0-     2,160
Other                                              (   70)     (290)
NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                         (11,582)    4,662

FINANCING ACTIVITIES:

Proceeds from short-term borrowings                13,500     3,000
Proceeds from long-term borrowings                  4,500     5,000
Principal payments of long-term debt               (3,055)   (2,555)
Proceeds from sale of leases                        4,491       -0-
Exercise of stock options                              70       303
Common shares reacquired                               (2)      (57)
Other                                                (158)      (71)
NET CASH PROVIDED BY FINANCING ACTIVITIES          19,346     5,620

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (8,810)      867

CASH AND CASH EQUIVALENTS -- January 1st            9,746       260

CASH AND CASH EQUIVALENTS -- September 30th       $   936   $ 1,127


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

NOTE 2--INVENTORIES

Inventories are valued at the lower of cost or market principally on the Last-in, First-out (LIFO) method. The estimated replacement cost of LIFO inventories exceeds stated LIFO cost by $4,598 and $4,498 at September 30, 1995 and December 31, 1994 respectively.

Inventories were as follows:

                            September 30,     December 31,
                                1995              1994
          Finished goods      $ 8,227           $ 6,024
          Work in process       5,166             3,664
          Raw materials         6,934             5,274

                              $20,327           $14,962


Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Since future estimates of inventory levels and prices are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory adjustments.

                             LUMEX, INC.

  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
                       (dollars in thousands)

NOTE 3--FINANCING ARRANGEMENTS AND LONG-TERM DEBT

In September 1995, the Company borrowed $4.5 million from a bank pursuant to a five year, variable rate ( based principally on the bank prime rate), unsecured term loan agreement.The term loan is payable in twenty equal quarterly principal installments which will commence December 1995.Interest is payable monthly.
Under the agreement, the Company must meet certain financial ratios and minimum net worth requirements. At September 30, 1995, the Company was not in compliance with certain covenants of its term loan agreements and has obtained the appropiate bank waivers.


NOTE 4--ACQUISITION

In June 1995, the Company acquired through its newly formed subsidiary, Lumex Bed Systems, Inc., all of the assets of the former Sci-O-Tech Inc., a manufacturer of beds for the nursing home and home healthcare markets, for cash in the amount of $1,146. The acquisition cost, accounted for under the Purchase Method, represents the fair value of the assets received which consisted principally of receivables, inventories and equipment.

NOTE 5--CONTRACT TERMINATION
In October 1995, the Company settled a contractual dispute regarding a manufacturing and distribution agreement. The settlement resulted in a one time pretax charge to earnings of $750 which included, among other things, the transfer of certain manufacturing assets and certain cash payments.

NOTE 6-- NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Net (loss) income per share of common stock is computed by dividing net
(loss) income by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during each year as appears below:

                                               1995        1994
          Three months ended September 30    4,345,689   4,329,877
          Nine months ended September 30     4,350,488   4,308,200

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Consolidated Statements of Operations both as a percentage of sales and as a percentage increase (decrease) from the comparable three and nine months ended of the prior year:

                        Three Months Ended        Nine Months Ended
                           September 30,            September 30,
                                         %                        %
                        % of Sales      Inc.      % of Sales     Inc.
                      1995      1994   (Dec)    1995      1994  (Dec)
Net Sales            100.0%    100.0%   4.0%   100.0%    100.0%   6.0%

Costs and Expenses:
 Cost of sales        65.5      59.9   13.8     62.8      60.5   10.1
 Selling and
   administration     34.6      32.5   10.5     36.1      32.3   18.7
 Product development   4.3       3.5   29.6      4.6       3.6   37.4
 Interest expense      1.4        .9   61.1      1.2        .8   49.6
 Other (income)       (1.7)     (1.5)  17.7     (1.5)     (1.6)   1.6

 (Loss)Income before
 income tax
 (benefit) provision  (4.1)      4.7 (191.0)    (3.2)      4.4 (176.2)

Net sales for the 1995 third quarter were $34,247,000, 4.0% higher than net sales in the third 1994 quarter of $32,929,000. For the nine months ended September 30, 1995, sales rose to $99,411,000, a 6.0% increase over net sales of $93,751,000 in the same period a year earlier.

Lumex division sales rose 11% in the third quarter 1995 compared to the third quarter 1994, due primarily to increased shipments of its low air loss therapy systems and initial shipments of beds, which were added in July 1995 with the purchase of the former Sci-O-Tech Company. These increases more than offset lower shipments of its ortho-biotic seating products.

Cybex division sales were 2% lower in the third quarter 1995 as compared to the same period a year earlier as shipments of current products were impacted by the introduction of major new products, a new lower cost extremity testing and rehabilitation system and a new innovative line of variable resistance strength training equipment. Shipments of these new products began in the latter part of the current quarter.

Gross margins were lower, at 34.5%, in the third quarter 1995, resulting from production start up costs for new products at both divisions, higher raw material costs and a changing product mix.

Selling and administrative costs were 10.5% higher in the third quarter 1995 due to the expanded sales and marketing efforts for the low air loss therapy products at Lumex and new product introductions at Cybex, the amortization of rights and licenses acquired earlier in the year and a $750,000 charge to earnings related to the settlement of a contractual dispute regarding a manufacturing and distribution agreement.

Product development costs were 29.6% higher in the third quarter 1995 as a result of increased costs from continued efforts to accelerate the introduction of major new products at both divisions.

Interest expense rose 61.1% principally due to increased borrowings under the Company's short-term bank lines of credit. The income tax benefit was reflected at 35% representing the expected annual tax rate for the year.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had working capital in excess of $22 million including cash and investments of $5.9 million and a current ratio of 1.6 to 1.

Net cash used in operating activities was in excess of $9.1 million in the third quarter 1995 principally resulting from operating losses, growth in both trade and lease receivables and a decrease in accounts payable.

Cash used in investing activities was in excess of $2.6 million, principally from increased capital spending, a significant portion of which was used to reconfigure the Bay Shore manufacturing facilities to increase production throughput and lower costs.

Cash provided by financing activities in the third quarter of $11.8 million included $8.0 million in increased borrowings under the Company's short-term bank lines of credit and $4.5 million in additional unsecured term loans.

At September 30, 1995, the Company was not in compliance with certain covenants under its existing term loans related to debt service and minimum tangible net worth requirements, for which it has received the appropriate bank waivers. Management believes the Company's operations will continue to use cash through the end of 1995 which is expected to be funded through its cash and investment portfolio and the sale of its lease portfolio.

PART II.  OTHER INFORMATION

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                     (a)       Exhibits

                               10(xv)- Employment Agreement dated
                                       August 9,1995 between J.
                                       Raymond Elliott and the Company
                                       (filed  herewith).

                               27    - Financial Data Schedule (filed
                                       herewith).

                     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LUMEX, INC.





Date:     November 14, 1995        By   /s/ J. Raymond Elliott
                                      J. Raymond Elliott
                                      President and
                                      Chief Executive Officer






Date:     November 14, 1995        By   /s/ Robert McNally
                                      Robert McNally
                                      Sr. Vice President and
                                      Chief Financial Officer

                            Exhibit Index


Exhibit No.

10(xv) - Employment Agreement dated August 9, 1995 between J. Raymond Elliott and the Company (filed herewith).

27     -  Financial Data Schedule (filed herewith).