Form 10-Q/A
period 1995-09-30
LUMEX INC
filed 1995-12-08
CIK 60876

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                             FORM 10-Q/A
                           AMENDMENT NO. 1
          Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934.



[X]       AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended 9/30/95

                                 or

[ ] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from       to

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

                     (a)       Exhibits

                               10(xv)- Employment Agreement, dated
                                       August 9, 1995 between J.
                                       Raymond Elliott and the Company.
                                       (filed herewith)(replacing the
                                       Employment Agreement originally
                                       filed as Exhibit 10(xv) with the
                                       Company's Quarterly Report on
                                       Form 10-Q for the quarter ended
                                       September 30, 1995)

                               10(xvi)-Employment Agreement, dated
                                       August 17, 1995, between John R.
                                       Cowin and the Company. (filed
                                       herewith)

                               27    - Financial Data Schedule. (filed
                                       herewith)

                     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LUMEX, INC.





Date:     December 7, 1995         By   /s/ J. Raymond Elliott
                                      J. Raymond Elliott
                                      President and
                                      Chief Executive Officer






Date:     December 7, 1995         By   /s/ Robert McNally
                                      Robert McNally
                                      Senior Vice President and
                                      Chief Financial Officer

                            Exhibit Index


Exhibit No.

10(xv) - Employment Agreement, dated August 9, 1995, between J. Raymond Elliott and the Company.(filed herewith) (replacing the Employment Agreement originally filed as Exhibit 10(xv) with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10(xvi)- Employment Agreement, dated August 17, 1995, between John R. Cowin and the Company. (filed herewith)

27     -  Financial Data Schedule. (filed herewith)