Form 10-K
period 1995-12-31
LUMEX INC
filed 1996-04-16
CIK 60876

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
                                    ---------

              Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 [Fee Required]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                                          Commission file number
                                                                    0-4538
                                   LUMEX, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                  11-1731581
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

2100 Smithtown Avenue, Ronkonkoma, New York             11779
- --------------------------------------------------------------------------------
  (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code     (516) 585-9000
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
               Title of Each Class                   which registered
               -------------------              ------------------------

       Common Stock, $.10 Par Value              American Stock Exchange
- ------------------------------------------      --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996
                       Common Stock, $.10 Par Value -- $55,399,427
- --------------------------------------------------------------------------------
The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1996
                       Common Stock, $.10 Par Value -- 4,426,357 shares
- --------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on August 7, 1996 or, if such proxy statement is not filed with the Commission on or before 120 days after the end of the Registrant's fiscal year covered by this Report, such information will be included in an amendment to this Report filed not later than the end of such 120-day period.

                                     PART I
                                     ------

ITEM 1.        BUSINESS
               --------
GENERAL
- -------

Lumex, Inc. (the "Company") designs, develops, manufactures and sells/distributes testing and rehabilitation, strength training and cardiovascular equipment used in rehabilitation, sports medicine, and fitness conditioning. These products are marketed under a number of trademarks leading with the name "Cybex". The Company operates in one industry segment, the exercise equipment industry, which includes institutional fitness facilities, sports teams, research/educational centers, hospitals, private practice physical therapy clinics and rehabilitation centers.

On April 3, 1996, the Company sold substantially all of the assets of its Lumex Division business, as more fully described below under the caption "Restructuring Plan".

In October 1992, the Company formed a wholly owned captive finance subsidiary, Cybex Financial Corp. ("CFC"), to provide capital equipment financing for Cybex products primarily to its domestic customer base. CFC is operated as a separate business unit with separate profit and loss responsibilities.

Founded in 1947, the Company is a New York based corporation. Its executive offices are currently located at 2100 Smithtown Avenue, Ronkonkoma, New York 11779; the telephone number is (516) 585-9000.

RESTRUCTURING PLAN
- ------------------

In December 1995, the Board of Directors of Lumex, Inc. announced a strategic plan to restructure the Company's operations which included the decision to sell the Lumex Division business. The Lumex Division has been engaged in the healthcare industry for 49 years designing, manufacturing and marketing a wide range of specialty patient seating, bath safety products, mobility products and therapeutic support systems for use by patients at home and in health care facilities such as hospitals and nursing homes.

On March 13, 1996, the Company signed a definitive agreement to sell substantially all of the net assets of its Lumex Division for $40,750,000 in cash, subject to a post-closing adjustment for changes in net assets. The transaction was completed on April 3, 1996. Accordingly, the Company has reflected the results of operations of the Lumex Division as Discontinued Operations for financial statement purposes for all years presented, as further described in Note B to the accompanying consolidated financial statements.

The asset sale agreement contains representations, warranties, covenants and indemnification provisions of the Company customary for transactions of this type. The representations, warranties and covenants of all parties to the agreement generally survive for one year after the date of completion.

In connection with the December 1995 restructuring announcement, the Company also initiated a plan to restructure its remaining Cybex operations to improve manufacturing processes, increase productivity and competitiveness and sharply reduce operating expenses. As part of its efforts to reduce operating costs the Company consolidated its separate rehabilitation and fitness sales forces into one combined group, phased down production and servicing of unprofitable product lines and eliminated approximately 75 sales, administrative and engineering positions. The Company recorded a fourth quarter charge to earnings of approximately $8.2 million before taxes including, among other items, severance payments related to organizational restructuring of the Cybex business and the writedown of inventories specific to its older rehabilitation products. (See Note C to the consolidated financial statements.)

The Company has announced that it intends to relocate its executive offices to the Denver/Colorado Springs area beginning later on in the summer of 1996.

PRODUCTS
- --------

The Company develops, manufactures, distributes and services fitness and rehabilitation equipment. These products can generally be grouped into three major categories: strength systems; cardiovascular products; and testing and rehabilitation products.

STRENGTH SYSTEMS - The Company manufactures variable resistance weight training machines marketed under the trademark "Cybex Strength Systems" (previously as "Eagle Fitness Systems by Cybex"). The Company entered the strength training market in 1983 with its acquisition of Eagle Performance Systems, Inc., and has expanded the number of variable resistance machines since then from 12 to 29. Each machine exercises a major muscle group in relative isolation, and features adjustable seats and pads, utilizes aircraft cable to provide a smooth and quiet low maintenance operation, weight selection adjustments that are accessible from the exercise position and design configurations that maximize the use of floor space.

In 1989, the Company introduced a free-weight product line of 17 benches and stations. Since then, the free-weight product line has been expanded to 43. The free-weight line is complemented by a line of barbells and plates.

In 1990, Cybex Strength Systems were expanded to include the Cybex "Modular Systems". This product line, while inheriting the advanced design and high performance features of the Cybex variable resistance and free weight strength systems, introduced a revolutionary concept to the multi-gym field. Each Modular System may be configured to accommodate up to eight stations, including four selectorized weight and four body weight stations, from 25 available work stations all utilizing a fraction of the space that individual weight stations would require. The Cybex "Tandem System" integrates two Modular Systems in a back-to-back format to create a circuit or expand a strength training area in a space- efficient manner.

The Cybex Plate Loaded Series was introduced in 1994. Designed to combine the controlled resistance profile, convenience and safety of a variable resistance machine, it preserves the natural feel of free weights for people accustomed to working out with free weights while providing for low maintenance and a smaller space commitment for gym owners.

In 1995, the Company introduced its VR2 second generation variable resistance weight training machines which included the unique patented Dual Axis Technology. Using this technology the exercise movement is defined by the user, rather than by the machine. Resistance is applied to the targeted muscle groups from two directions simultaneously, providing an increased exercise intensity, while retaining a biomechanically correct arc of movement. The Cybex VR2 equipment offers a more attractive appearance, greater ease of use and additional safety features, such as the weight stack guard and locking aircraft pin. Cybex VR2 provides for a natural complement to the original Cybex VR Classic line.

CARDIOVASCULAR PRODUCTS - In 1992, the Company introduced THE BIKE, a cycle ergometer. THE BIKE was designed by integrating the most popular features that were identified by customer focus groups. These features include a biomechanically contoured design, numerous pre-programmed operating modes and profiles, as well as a durable structural steel frame and multi-position handle bars. A year later the Company expanded its offering of cardiovascular products to include THE SEMI. THE SEMI is a semi-recumbent cycle ergometer that incorporates the same features as THE BIKE and is designed to complement THE BIKE in both function and appearance.

In 1995, the Company continued expanding its line of cardiovascular products to include THE MILL, a treadmill featuring the exclusive Cybex Controlled Impact System. The Controlled Impact System allows the user to select from nine different settings the firmness of the deck surface in response to their stride, weight and level of fitness. Other features include a computerized control panel, manual or pre-set workout profiles, inclines up to 15% and speeds from
1.0 to 12.0 mph. THE MILL is designed to provide a natural complement to the Cybex family of cardiovascular products.

TESTING AND REHABILITATION PRODUCTS - The Company's major testing and rehabilitation products utilize a unique form of resistance to opposing human force, known as isokinetic resistance. Isokinetic resistance is an automatically accommodating resistance which varies in opposition to the amount of force applied against it. The amount of force which muscles can produce varies through the range of motion of an extremity as a result of the changes in leverage occurring as the skeletal position changes. Isokinetic resistance permits muscles to work at their maximum capability at all points through the range of motion. Conventional modes of resistance (isometric or isotonic) do not have this ability to vary precisely against the force while in motion. Isokinetic extremity testing and rehabilitation products utilize the isokinetic principle to provide accurate and reproducible measurement of dynamic performance and functional capability. This permits clinicians to assess the neuromuscular ability or disability of patients, ranging from a highly trained athlete to an injured person. It also allows for accurate tracking of rehabilitation or conditioning progress during a prescribed program.

In 1992, the Company introduced the TEF Modular component. This system, which attaches to the NORM (described below), allows the system to treat backs, giving the customer the flexibility to expand their referral bases and increase revenue with minimal incremental investment.

In 1994, the Company acquired the exclusive worldwide rights to distribute FASTEX, a functional activity system for testing and exercise for use in the rehabilitation and commercial fitness markets. The FASTEX patented computer-guided, force measuring floor permits clinicians to objectively identify and quantify a patient's functional weaknesses or limitations. FASTEX can then be used as an exercise and training system to strengthen and improve the deficit while documenting the patient's progress through a series of computer prompted exercises created by the clinician to improve strength, stability, reaction time and patient confidence.

In June 1995 the Company introduced NORM, its latest generation testing and rehabilitation system. NORM, which stands for Normative Outcomes for Rehabilitation Management, provides clinicians with instant access to the world's largest on-line isokinetic normative database which provides immediate objective documentation to assess patient needs. As with earlier generations of Cybex testing and rehabilitation products, NORM provides clinicians with isokinetic concentric resistance, eccentric loading and continuous passive motion (CPM). These features, along with its twenty three standard set up patterns, compact design and windows-based software, enable clinicians to provide a comprehensive rehabilitation program at lower cost while opening up new markets through pre-placement screenings, return to work evaluations and worker compensation assessments.

The Company manufactures other isokinetic devices for extremity rehabilitation including the Orthotron II, KT1, KT2, Kinetron II Exercise and Training System, UBE (Upper Body Ergometer) and the Fitron Cycle Ergometer.

PRODUCT DEVELOPMENT
- -------------------

The Company's expenditures for product development increased approximately 24% in 1995. The increased expenditures resulted from decisions to accelerate the introduction of new products in each of the Company's major markets.

The Company employed 41 persons as part of its New Product Development Group at December 31, 1995, to improve existing products and develop new designs. This group has expertise in mechanical and electrical design, isokinetic technology, computer applications, software design and development, and application and integration of sophisticated technology to functional biomechanics.

The Company also uses independent health care professionals and works closely with university researchers to review the Company's designs and test new products.

The cost of the Company's product development activities, including salaries and employee benefits, materials used and allocated facility expenses, amounted to $5,058,111 in 1995, $4,064,868 in 1994, and $3,725,306 in 1993. Product
development costs are expensed as incurred. Product development activities will continue to be a significant factor in the Company's long-term growth.

MARKETING, SALES AND SERVICES
- -----------------------------

Cybex rehabilitation and institutional fitness products are marketed in the United States through 19 sales representatives and five independent sales agents supported by four medical product specialists and both regional and national sales management. Sales are made directly to users such as orthopedic surgeons, hospital physical therapy departments, private practice physical therapists, sports medicine clinics, professional sports teams, university physical education and physiology departments, medical research laboratories, gym owners, health clubs and individuals. International markets are served by an in-house staff of 13 people who coordinate the efforts of 60 worldwide distributors. To coordinate the efforts of its European distributors, the Company established an office in Belgium during 1992. Early in 1993 the Company formed a subsidiary, Cybex Fitness Gerate Vertrieb GmbH, to exclusively handle the German fitness market, and also opened an office in Japan to address the growing needs of the Asia-Pacific markets.

Cybex contracts with 10 independent licensed physical therapists who provide on-site training to customers on equipment use and clinical applications. They also assist with marketing efforts and provide design and operational feedback to management as to the actual field performance of new products and accessories.

Through General Electric Computer Service, a third party service provider, the Company offers customer installations, emergency service, preventative maintenance and extended warranty contracts throughout the United States.

Cybex products have frequently been used by university and medical research facilities for testing and measurement of protocols. Published results of accredited research, now totaling over 1,000 independent articles, are made available to customers, attesting to the accuracy, effectiveness, validity and reproducibility of the results of Cybex products.

The Company's product lines are advertised in trade and professional journals and are supported by extensive literature, public service booklets and audio-visual presentations, which are developed and prepared by the Company's marketing and support staff. Cybex products are also shown at numerous trade shows, exhibits and seminars.

The Company offers lease financing of selected products to its customers through CFC, its wholly-owned finance subsidiary. The Company periodically enters into agreements to sell lease receivables to financial institutions to provide continuous funding for its leasing programs.

Export sales for the three years ended December 31, 1995, 1994 and 1993, were $ 21,584,856, $16,880,398 and $13,389,001, respectively. No single geographic area outside of the United States was material relative to consolidated sales, operating profits or identifiable assets. Export sales of the Company are subject to normal risks, such as protective tariffs and export/import controls. However, since the majority of these sales are to countries with stable political environments and payments are made in U.S. dollars, the Company believes such political and foreign exchange risks are minimal.

MANUFACTURING AND SOURCES OF SUPPLY
- -----------------------------------

The Company's manufacturing techniques make use of metal fabrication, electronic processes, hardware and software integration. Raw materials and purchased components are comprised primarily of aluminum and steel tubing, hydraulic and electronic components, precision parts, milled products and upholstery. These materials are machined, welded, finished, upholstered and assembled to create finished products. Circuit boards for computerized controls are also assembled in-house.

The Company purchases its raw materials from numerous suppliers and has not had any difficulties in obtaining any components or raw materials. Management believes alternative sources of supply are readily available for almost all necessary raw materials. Therefore, the Company has not historically entered into any long-term contracts with suppliers. While the Company does enter into volume-based contract arrangements for the supply of certain hardware and software used in its principal products, management believes alternative sources could be found for these materials, if necessary.

Generally, the Company does not consider its backlog to be a significant factor in its operations.

PATENTS AND LICENSES
- --------------------

The Company continuously focuses its efforts towards improving existing products and developing new designs and technology. As these improvements and designs are developed, the Company regularly files for exclusive patent applications both domestically and internationally. When necessary, the Company will protect its patents and patent rights through legal recourse. Nevertheless, the Company does not believe that patent protection or the expiration of a patent will have a significant impact on its operations. The Company believes that its position in the exercise equipment industry depends on its expertise in designing, engineering, production and marketing skills achieved through 25 years of experience.

COMPETITION
- -----------

The Company's Strength Systems product line has extensive competition from other companies selling institutional weight and exercise equipment. However, the Company continues to be a leading manufacturer of strength systems and has the resources to continue increasing market share through its emphasis on product development and marketing.

Cybex Cardiovascular Systems have extensive competition from other companies who have much larger market share positions than Cybex in this segment and who sell into both rehabilitation and commercial fitness markets.

The Company, a leading manufacturer of isokinetic products, has experienced direct competition for its isokinetic measurement and rehabilitation devices from several companies, and experiences indirect competition from other products used for similar purposes.

The Company believes its leadership positions and future growth is largely dependent upon new product innovation, product quality, diversity of features, customer service and pricing. No single customer accounted for more than 10% of net sales in 1995, 1994 or 1993.

GOVERNMENTAL REGULATION
- -----------------------

The "Good Manufacturing Practices for Medical Devices" of the Food and Drug Administration (the "FDA") sets forth standards for the Company's manufacturing processes, which require the maintenance of certain records and provide for unscheduled inspections of the Company's facilities. In addition, the Company has instituted systems and procedures relative to the Medical Device Reporting
(MDR) rule implemented by the FDA in December 1984. This rule requires a device manufacturer to report to the FDA when it becomes aware that one of its devices may have caused or contributed to a death or serious injury. State, local and foreign governments have also adopted regulations relating to the manufacture and marketing of medical health care products. The Company believes that it is presently in material compliance with all applicable regulations.

The Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and regulations issued or proposed thereunder, provide for regulation by the FDA of the manufacture of medical devices, including most of the Company's products. These regulations include requirements that owners and operators of establishments engaged in the manufacture of medical devices must register with the FDA and furnish lists, updated periodically, of devices manufactured by them. There are also certain requirements of state, local and foreign governments which must be complied with in the manufacture and marketing of the Company's products. To date, the Company has not experienced any significant difficulty in complying with the requirements imposed upon it by the FDA or other government agencies.

As part of its continuing efforts to improve its quality and service levels at all facilities the Company is in the process of obtaining ISO 9000 certification. ISO 9000 is a generic term for a series of standards sponsored by the International Organization for Standardization which specifies the systems for establishing, documenting and maintaining a system for ensuring the quality of the output of a process. ISO 9000 certification is a tangible expression of a company's commitment to quality. Certification is carried out by accredited organizations basically by reviewing the quality control practices and manuals to document effective practices. Once certified the Company's facilities would be audited annually by the outside organization to ensure that it continues to meet the requirements of the standards. Companies having received ISO 9000 certification find greater acceptance of their products throughout the international markets. The Company believes it currently meets the standards and expects to be certified in 1997.

The Company's operations are subject to federal, state and local laws and regulations relating to the environment. The Company regularly monitors and reviews its operations and practices for compliance with these laws and regulations, and the Company was in material compliance with such environmental laws and regulations. Despite these compliance efforts, some risk of liability is inherent in the operation of the business of the Company, as it is with other companies engaged in similar businesses. There can be no assurance that the Company will not incur significant costs in the future for environmental compliance.

ASSOCIATES
- ----------

The Company employed 706 associates as of March 31, 1996, of whom 517 are engaged in various manufacturing, quality control, engineering, research and development, shipping and warehousing operations. There are 189 associates engaged in administration, marketing and sales. Approximately 64 of the associates who are directly engaged in manufacturing and other production at the Company's Ronkonkoma facility are covered by collective bargaining agreements which expire in 1996.

ITEM 2.        PROPERTIES
               ----------
The following table describes the Company's major facilities:

                          Approximate
                             Area
        Location           (sq. ft)                   Use
- ------------------------   --------     ------------------------------------
Owned Facilities:
    Ronkonkoma, New York    110,000     Executive offices, manufacturing
                                           and warehouse facility
    Owatonna, Minnesota     210,000     Offices, manufacturing
                                           and warehouse facility

 Leased Facilities:
    Woodinville, Washington  30,270     Offices, manufacturing
                                           and warehouse facility
    Colorado Springs,         3,700     Research and development
         Colorado
    Limburgerhof, Germany     6,100     Sales and administration

All the facilities are well maintained and kept in good repair.

Additional information concerning the financing of the Company's owned facilities is described in Note E to the Company's consolidated financial statements.

ITEM 3.        LEGAL PROCEEDINGS
               -----------------
The Company is not presently involved in any legal proceedings which in its opinion are material to its financial condition.

As a manufacturer of fitness and rehabilitation products, the Company is inherently subject to the hazards of product liability litigation; however, the Company has maintained, and expects to continue to maintain insurance coverage which the Company believes is adequate to protect against these risks.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------
No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

                                     PART II
                                     -------


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               -----------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

The Company's common shares are traded on the American Stock Exchange (Amex). The Company's Amex symbol is LUM.

The following table shows the high and low market prices as reported by the
Amex:

                            1995                  1994
                            ----                  ----
 Calendar                High    Low          High     Low
 --------                ----    ---          ----     ---
First Quarter           $15.13  $11.25       $14.38  $ 9.25
Second Quarter           13.75   10.50        12.13    9.00
Third Quarter            12.13    9.50        13.38   10.00
Fourth Quarter           11.75    8.63        13.88   11.75

As of March 1, 1996 there were approximately 644 common shareholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

The Company has not paid any dividends since August 1990. The Company's ability to pay dividends is limited to 20% of its net income by the terms of its financing arrangements with the Town of Islip Industrial Development Agency and its bank term loans (See Note E to the Company's consolidated financial statements.)

ITEM 6.        SELECTED FINANCIAL DATA
               -----------------------
The following information has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1995. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this report. Income statement data has been restated to reflect only the results from continuing operations. (See Note B to the consolidated financial statements.)

                                                              Year Ended December 31,
                                         ----------------------------------------------------------------
                                            1995          1994          1993         1992         1991
                                            ----          ----          ----         ----         ----
                                                       (in thousands, except per share data)
INCOME STATEMENT DATA:

Net Sales                                $ 75,448      $ 70,420      $ 54,780      $ 53,849      $54,494
Costs and expenses:
  Cost of sales                            45,624        41,757        32,225        28,891       29,371
  Selling and administrative               39,767        24,373        22,526        18,952       18,710
  Product development                       5,058         4,065         3,725         3,453        3,304
  Interest                                  1,723         1,143           367           245          399
  Other (income)                           (2,264)       (2,046)       (1,425)         (765)        (677)
                                         --------      --------       -------       -------      -------
                                           89,908        69,292        57,418        50,776       51,107
                                         --------      --------       -------       -------      -------

(Loss) income from continuing
  operations before taxes                 (14,460)        1,128        (2,638)        3,073        3,387
Income tax (benefit)
  provision                                (3,344)          135        (1,333)          854       (1,093)
                                         --------      --------       -------       -------      -------
(Loss) income from
  continuing operations                  $(11,116)     $    993       $(1,305)      $ 2,219      $ 2,294
                                         ========      ========       =======       =======      =======

(Loss) income per share of Common Stock:
  Continuing operations                  $  (2.55)     $    .23       $  (.31)      $   .51      $   .53
                                         ========      ========       =======       =======      =======

Weighted Average Number of
  Common Shares                             4,351         4,315         4,201         4,325        4,318




BALANCE SHEET DATA:

Working capital                          $ 27,692      $ 37,158       $31,702       $30,863      $28,279
Net assets of discontinued
  operations                               37,214          -             -             -            -
Total assets                               98,918        94,168        85,766        69,037       66,665
Long-term debt (net of
  current maturities)                       2,716        12,771        12,076         5,131        5,936
Stockholders' equity                       40,634        52,637        48,736        47,970       43,902


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

On April 3, 1996, the Company completed the sale of substantially all the assets of its Lumex Division for $40,750,000 in cash. Accordingly, the results of operations and loss on disposal of the Lumex Division have been reclassified as discontinued operations.

The following discussion, including statistics presented, refers solely to continuing operations unless otherwise stated.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, income statement data from the Selected Financial Data in Item 6 of this Report, presented both as a percentage of net sales and as a percentage change from the prior year:

                                                                             %Inc(Dec)
                                                                           ---------------
                                                  Year Ended               1995       1994
                                                  December 31,              vs         vs
                                            ------------------------
                                            1995      1994      1993       1994       1993
                                            ----      ----      ----       ----       ----
Net sales                                   100.0%    100.0%    100.0%      7.1%      28.6%
Costs and expenses:
  Cost of sales                              60.5      59.3      58.8       9.3       29.6
  Selling and administrative                 52.7      34.6      41.1      63.2        8.2
  Product development                         6.7       5.8       6.8      24.4        9.1
  Interest                                    2.3       1.6        .7      50.8      211.7
  Other (income)                             (3.0)     (2.9)     (2.6)     10.7       43.6
                                            -----     -----     -----
                                            119.2      98.4     104.8      29.8%      20.7%
                                            -----     -----     -----

(Loss) income from continuing
    operations before income
    tax (benefit) provision                 (19.2)      1.6      (4.8)
Income tax (benefit) provision               (4.4)       .2      (2.4)
                                            -----     -----     -----

(Loss) income from continuing
    operations                              (14.8)%     1.4%     (2.4)%
                                            =====     =====     =====

1995 VS 1994:
- -------------

Continuing operations in 1995 resulted in a net loss of $11,116,233, compared to net income in the prior year of $992,673. The loss is attributable primarily to non-recurring charges in 1995, which have been reflected in selling and administrative expense.

Net sales increased 7.1%, to $75,448,000 in 1995, as compared to $70,420,000 in 1994. Sales to the domestic institutional fitness market grew more than 11% in 1995 as compared to 1994, fueled by the introduction of VR2, its second generation variable resistance weight training machines, and continued strong growth of the Cybex Plate Loaded Series, introduced in 1994. Sales of cardiovascular products were lower in 1995 as severe competitive pricing practices impacted shipments of THE BIKE and THE SEMI, more than offsetting sales of the new Q45 institutional treadmill.

Sales to the domestic rehabilitation market were 17% lower in 1995 as the market continued to constrict, the impact of national healthcare reimbursement issues and the continued emphasis on managed care. During 1995, the Company introduced NORM, its lower-priced, latest generation extremity testing and rehabilitation system designed to provide clinicians a comprehensive rehabilitation program with instant access to one of the world's largest on-line isokinetic normative databases.

International sales grew 28% as product shipments increased significantly into both the rehabilitation and institutional fitness market segments.

Cost of sales increased to 60.5% of sales in 1995 from 59.3% of sales in 1994 as the benefits of increased production volume and product mix were more than offset by start up manufacturing costs for new products, higher raw material costs and a larger proportion of shipments being made to the international market where product pricing is lower.

Selling and administrative costs rose 63.2%, to $39,767,000 in 1995 as compared to $24,373,000 in 1994, due in large part to the non-recurring charges recorded in the fourth quarter of 1995 of approximately $8,200,000 and additional one-time charges of approximately $2.0 million recorded earlier in the year. Included as part of the non-recurring charges recorded in the fourth quarter were the following:

     - $2.3 million of costs related to the consolidation of the Company's sales forces and elimination of approximately 75 sales, administrative and engineering positions;
     - $3.0 million of expenses for phasing down of production and servicing of unprofitable or older product lines;
     - $1.3 million of costs related to contractual obligations and settlements;
     - $1.6 million of other expenses related to realignment of the Cybex business.

One-time charges incurred earlier in 1995 included a $750,000 settlement to a contractual dispute, approximately $700,000 in severance and paid recruitment costs for senior executive management changes, and professional fees for corporate services provided exceeding $550,000.

Selling and administrative costs in 1995 also included increased costs in the expansion of international markets, the amortization of rights and licenses acquired in 1995, higher shipping costs and were further impacted by favorable experience in self-insurance reserves in 1994 not repeated in 1995.

Product development expenses increased 24.4%, to $5,058,000 in 1995 due to planned increases in spending to accelerate the development and introduction during 1995 of major new products including the VR2 product line, NORM and the Q45 institutional treadmill.

Interest expense rose to $1,723,000 in 1995 compared to $1,143,000 in 1994 principally due to increased borrowings.

Interest income was 22.8% lower in 1995 than 1994 due to lower average balances held in the Company's lease portfolio as the Company regularly sold portions of its portfolio to provide continued funding for its leasing activities.

The effective tax benefit rate for continuing operations in 1995 was 23.1%, the result of a deferred tax valuation allowance of $2,698,036.

1994 VS. 1993
- -------------

Net sales increased 28.6%, to $70,420,000 in 1994 as compared to $54,780,000 in 1993. Sales to the domestic institutional fitness market were 30% higher in 1994, reflecting strong sales growth of variable resistance, modular and cardiovascular product lines. New product introductions in 1994, including the plate loaded free weight stations and consumer treadmills, were both well received and provided additional sales growth in the second half of the year.

Shipments into the domestic rehabilitation market in 1994 were flat compared with 1993 levels.

International shipments, largely to Europe and Asia-Pacific, were up nearly 26% with significant increases in both the rehabilitation and institutional fitness product lines.

Gross margins were slightly lower in 1994 than in 1993, resulting from higher material costs, increased shipments of lower margin cardiovascular and consumer fitness equipment and a larger proportion of sales to the international market, offsetting the benefit derived from manufacturing overhead absorption.

Selling and administrative costs rose 8.2% in 1994, however, as a percentage of sales, expenses declined to 34.6% in 1994 from 41.1% a year earlier. Significant improvements in experience regarding medical insurance reserves partially offset increased spending in sales and marketing for institutional and consumer fitness products as well as increases in the international market.

Product development expenses rose 9.1% during 1994, the result of planned increases in fourth quarter spending designed to accelerate new product introductions for the worldwide rehabilitation, institutional fitness and consumer fitness markets in the upcoming year.

The increase in other income, principally interest income, of $621,000 (43.6%) was largely the result of interest earned on the increased lease volume through the Company's captive leasing programs and included a $122,000 gain resulting from the sale of lease receivables.

The increase in interest expense to $1,143,000 results from having a full year of interest expense for the $10 million in term loans borrowed in the second half of 1993 and $5 million term loan borrowing obtained in 1994, all to support the growth in lease volume.

The effective tax rate in 1994 was 12.0%. The effective tax rate was significantly lower than the statutory tax rate due to the proportional share of income derived from tax exempt investments and the benefit obtained from shipments through the Company's foreign sales corporation. No valuation allowance has been provided as there are sufficient sources of taxable income in prior carryback and future years to realize the deferred tax assets of the Company.

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, Accounting for Certain Debt and Equity Investments (SFAS 115).

The Company adopted the provisions of the standard in the first quarter 1994. The cumulative effect of adopting SFAS 115 as of January 1, 1994 was not material to the Company's financial condition or results of operations. In accordance with SFAS 115 prior period financial statements have not been restated to reflect the change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At December 31, 1995, the Company's working capital was approximately $27.7 million, including cash and investments of $4.2 million, its current ratio was
1.5 to 1 and total short-term and long-term borrowings were approximately $32.3 million. As a result of the sale of the Lumex Division, completed on April 3, 1996 for $40.75 million in cash, the Company's financial condition was considerably improved as the Company repaid all of its borrowings other than approximately $3.3 million. The remaining debt structures are industrial bond financings on two of the Company's properties at rates well below the bank prime rate.

In prior years the Company's manufacturing operations had generated sufficient cash flow through earnings and asset management to meet its operating needs, including capital expenditures. The Company's leasing subsidiary, Cybex Financial Corp., utilized a combination of long and short term borrowings and, beginning in 1994, began selling portions of its lease portfolio under limited recourse agreements as a means to fund leasing activities. During 1995 the Company significantly increased capital expenditures, including a re-layout of the Lumex Division's Bay Shore manufacturing facility, and experienced significant growth in leasing activities for Lumex Division's Therapeutic Support Systems, which, combined with larger than expected operating losses, resulted in significant expansion of corporate borrowings. During 1995, and into 1996, the Company continued to fund its Cybex leasing activities through periodic sales of its lease portfolio to various financial institutions.

Cash used in operating activities from continuing operations was $18.0 million in 1995 and $14.4 million in 1994. Net operating accounts grew $14.0 million in 1995 principally the result of increases in trade receivables of $5.3 million, largely due to the strong fourth quarter shipments, $9.2 million in lease receivables and $2.6 million in inventories resulting from new products introduced in 1995.

Cash used in investing activities from continuing operations was $2.0 million in 1995 compared to cash provided of $5.8 million in 1994. Cash used in 1995 was the result of capital expenditures to improve both capacity and productivity and for the purchase of certain licenses and rights related to the FASTEX product.

Cash provided by financing activities in 1995 was $24 million compared to $18.7 million in 1994. The increase in 1995 is principally due to $15.3 million of net borrowings under long and short term credit facilities and sales of $8.3 million of lease receivables to various financial institutions. The Company sells portions of its lease portfolio under several different limited or full recourse programs. Generally, recourse is limited to less than 20% of the lease stream sold and may be reduced annually. Leases are secured by the equipment sold as well as personal guarantees and often require cash downpayments. These provisions, combined with the Company's ability to refurbish and remarket equipment returned, have effectively limited the Company's exposure to losses due to default. Losses under these programs were not significant during the past three years.

With the close of the sale of its Lumex Division and the concurrent paydown of short and long-term borrowings the Company's capital structure is conservative with total bank debt representing 8.2% of total stockholders' equity. The Company has a $10 million bank line of credit under which, subsequent to the sale of the Lumex Division, there were no outstanding borrowings. Management expects the cash flow generated from its manufacturing operations plus the net proceeds from the sale of the Lumex Division will be sufficient to meet its general working capital and capital expenditure requirements, including those related to the restructuring of its continuing operations. The Company's finance subsidiary is expected to support its continued growth through periodic sales of its lease portfolios.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

LUMEX, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Auditors . . . . . . . . . . . . . . . . . . F-2
Financial Statements:
  Consolidated Balance Sheets--December 31, 1995 and 1994  . . . . F-3
  Consolidated Statements of Operations--Years ended December 31,
    1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . F-4
  Consolidated Statements of Stockholders' Equity--Years ended
    December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . F-5
  Consolidated Statements of Cash Flows--Years ended
    December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . F-6
  Notes to Consolidated Financial Statements . . . . . . . . . . . F-7


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

ERNST & YOUNG LLP                               395 North Service Road
                                                Melville, New York 11747
                                                Phone (516) 752-6100
                                       F-2


                         Report of Independent Auditors


Board of Directors and Stockholders
Lumex, Inc.

We have audited the accompanying consolidated balance sheets of Lumex, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lumex, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


Melville, New York
February 13, 1996, except for
  Notes B and E, as to which
  the date is April 4, 1996



         Ernst & Young is a member of Ernst & Young International, Ltd.

                                       F-3

LUMEX, INC.

CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                             ------------------------
ASSETS                                         1995            1994
                                             ------------------------
CURRENT ASSETS
  Cash and cash equivalents               $  1,797,976    $  9,745,498
  Investments                                2,476,197       4,768,220
  Accounts receivable                       22,482,088      28,853,848
  Inventories                               12,023,530      14,962,039
  Lease receivables                            573,889       1,801,428
  Net assets of discontinued operations     37,214,300          -0-
  Other current assets                       5,466,295       3,566,345
                                          ------------    ------------
               Total current assets         82,034,275      63,697,378

PROPERTY, PLANT AND EQUIPMENT
  Land                                         585,939         894,533
  Buildings and improvements                 9,033,680      15,889,987
  Machinery and equipment                   17,480,733      25,819,826
                                          ------------    ------------
                                            27,100,352      42,604,346
  Less accumulated depreciation            (13,809,511)    (22,536,899)
                                          ------------    ------------
                                            13,290,841      20,067,447

Lease receivables                            1,401,791       7,233,534
Intangible assets                            1,686,873       2,577,079
Other assets                                   504,409         592,747
                                          ------------    ------------
                                           $98,918,189     $94,168,185
                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                    $15,250,000     $    -0-
  Accounts payable                          10,874,188      11,378,660
  Current portion of long-term debt         14,330,000       3,805,000
  Accrued liabilities                       13,887,831      11,355,531
                                           -----------     -----------
      Total current liabilities             54,342,019      26,539,191

DEFERRED INCOME TAXES                        1,226,721       2,221,054

LONG-TERM DEBT                               2,715,537      12,770,537

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share,
    authorized 15,000,000 shares, issued
    4,458,354 shares in 1995 and 4,360,848
    shares in 1994                             445,835         436,085
  Capital surplus                           17,128,028      16,166,623
  Retained earnings                         24,100,526      37,004,510
  Unrealized losses on investments,net           -0-          (224,787)
  Treasury stock, at cost (54,897
    shares-1995; 66,048 shares-1994)          (628,706)       (745,028)
  Unearned compensation expense               (411,771)          -0-
                                           -----------     -----------
               Total stockholders' equity   40,633,912      52,637,403
                                           -----------     -----------
                                           $98,918,189     $94,168,185
                                           ===========     ===========

See notes to consolidated financial statements.

LUMEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------


                                           Year Ended December 31,
                                 ------------------------------------------
                                     1995           1994           1993
                                 ------------   ------------   ------------
Net Sales                        $ 75,447,765   $ 70,420,352   $ 54,780,528

Costs and Expenses:
  Cost of sales                    45,623,854     41,756,744     32,225,043
  Selling and administrative       39,767,247     24,373,589     22,526,000
  Product development               5,058,111      4,064,868      3,725,306
  Interest                          1,723,035      1,142,717        366,561
  Other income (principally
    interest income)               (2,264,352)    (2,045,752)    (1,424,569)
                                 ------------   ------------   ------------

                                   89,907,895     69,292,166     57,418,341
                                 ------------   ------------   ------------
(Loss) income from continuing
  operations before income
  tax (benefit) provision         (14,460,130)     1,128,186     (2,637,813)
Income tax (benefit) provision     (3,343,897)       135,513     (1,333,211)
                                 ------------   ------------   ------------
(LOSS) INCOME FROM CONTINUING
  OPERATIONS                      (11,116,233)       992,673     (1,304,602)

Discontinued Operations (Note B):
  Income from discontinued
    operations (net of income tax
    provision of $791,529,
    $1,436,891 and $580,011,
    respectively)                   1,350,553      2,489,520      1,224,991
  Loss on disposal, net of
    income tax benefit of
    $199,001                       (3,138,304)       -0-             -0-
                                 ------------   ------------   ------------
NET (LOSS) INCOME                $(12,903,984)  $  3,482,193   $    (79,611)
                                 ============   ============   ============

(LOSS) INCOME PER SHARE
    OF COMMON STOCK:

     Continuing operations             $(2.55)          $.23          $(.31)
     Discontinued operations             (.41)           .58            .29
                                       ------           ----          -----
     NET (LOSS) INCOME                 $(2.96)          $.81          $(.02)
                                       ======           ====          =====

See notes to consolidated financial statements.

LUMEX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -----------------------------------------------

                                                                 Common Stock             Capital         Retained
                                                            Shares        Par Value       Surplus         Earnings
                                                            ------        ---------       -------         --------
Balance at December 31, 1992                              4,226,411    $    422,641    $ 15,196,950    $ 33,601,928
     Net Loss                                                                                               (79,611)
     Stock allocated under ESOP
     Loans to repurchase ESOP shares distributed
     Exercise of stock options                               78,400           7,840         388,098
     Purchase of common shares
     Tax benefit derived from stock option plan                                             243,462
                                                       ------------    ------------    ------------    ------------
Balance at December 31, 1993                              4,304,811         430,481      15,828,510      33,522,317
     Net income                                                                                           3,482,193
     Stock allocated under ESOP
     Loan to repurchase ESOP shares distributed
     Loan to repurchase 6,554 shares from
          Treasury                                                                           13,246
     Exercise of stock options                               65,900           6,590         324,990
     Purchase of common shares
     Retirement of common shares                             (9,863)           (986)       (119,544)
     Unrealized loss on investments
     Tax benefit derived from stock option plan                                             119,421
                                                       ------------    ------------    ------------    ------------
Balance at December 31, 1994                              4,360,848         436,085      16,166,623      37,004,510
     Net loss                                                                                           (12,903,984)
     Stock allocated under ESOP
     Loan to repurchase ESOP shares distributed
     Loan to repurchase shares from Treasury                                                (31,815)
     Exercise of stock options                               15,050           1,505          75,084
     Retirement of common shares                               (145)            (15)         (2,106)
     Unrealized gain on investments
     Restricted stock issued                                 65,062           6,506         673,185
     Restricted stock cancelled
     Common stock issued under stock
         retainer plan                                        6,223             622          63,918
     Common stock issued as compensation                     11,316           1,132         151,634
     Tax benefit derived from stock option plan                                              31,505
     Amortization of unearned compensation
                                                       ------------    ------------    ------------    ------------
Balance at December 31, 1995                              4,458,354    $    445,835    $ 17,128,028    $ 24,100,526
                                                       ============    ============    ============    ============

See notes to consolidated financial statements

[TABLE RESTUBBED FROM ABOVE]

                                                       Unrealized                          Unearned
                                                      Gains/Losses         Treasury      Compensation     ESOP Loan
                                                      on Investments        Stock          Expense        Receivable
                                                      --------------        -----          -------        ----------
Balance at December 31, 1992                                            ($   827,390)                   ($   423,800)
     Net Loss
     Stock allocated under ESOP                                                                              310,800
     Loans to repurchase ESOP shares distributed                                                             (52,453)
     Exercise of stock options
     Purchase of common shares                                               (52,031)
     Tax benefit derived from stock option plan
                                                                        ------------                    ------------
Balance at December 31, 1993                                                (879,421)                       (165,453)
     Net income
     Stock allocated under ESOP                                                                              310,800
     Loan to repurchase ESOP shares distributed                                                              (60,145)
     Loan to repurchase 6,554 shares from
          Treasury                                                            71,956                         (85,202)
     Exercise of stock options
     Purchase of common shares                                               (56,770)
     Retirement of common shares                                             119,207
     Unrealized loss on investments                     ($   224,787)
     Tax benefit derived from stock option plan
                                                        ------------    ------------                    ------------
Balance at December 31, 1994                                (224,787)       (745,028)                              0
     Net loss
     Stock allocated under ESOP                                                                              291,347
     Loan to repurchase ESOP shares distributed                                                             (158,470)
     Loan to repurchase shares from Treasury                                 164,692                        (132,877)
     Exercise of stock options
     Retirement of common shares
     Unrealized gain on investments                          224,787
     Restricted stock issued                                                                (673,185)
     Restricted stock cancelled                                              (62,120)         55,614
     Common stock issued under stock
         retainer plan                                                        13,750
     Common stock issued as compensation
     Tax benefit derived from stock option plan
     Amortization of unearned compensation                                                   205,800
                                                        ------------    ------------    ------------    ------------
Balance at December 31, 1995                            $          0    ($   628,706)   ($   411,771)   $          0
                                                        ============    ============    ============    ============

See notes to consolidated financial statements

                                       F-6

LUMEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------

                                                               YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                            1995         1994         1993
                                                       -------------  ----------  -----------
OPERATING ACTIVITIES
Net (loss) income                                      $(12,903,984)  $3,482,193  $   (79,611)
    Noncash items included in net
    (loss) income:
     Depreciation and amortization                        5,230,652    3,223,862    2,827,609
     Contribution of Common Stock
        to ESOP                                             291,347      310,800      310,800
     Deferred income taxes                                  550,885      648,441   (1,473,362)
       Discontinued operations                            2,690,025        -0-         -0-
Changes in operating assets and
   liabilities:
     Accounts receivable                                 (5,909,802)  (8,009,454)    (575,881)
     Inventories                                         (5,372,520)    (373,193)        (886)
     Other current assets                                (3,862,434)     355,316   (1,082,509)
     Lease receivables                                  (14,527,237) (15,604,535)  (9,007,636)
     Accounts payable                                     7,773,032    2,792,807    2,274,137
     Accrued liabilities                                  7,503,425      371,021    4,405,120
                                                      -------------    ---------   ----------
NET CASH USED IN
     OPERATING ACTIVITIES                               (18,536,611) (12,802,742)  (2,402,219)

INVESTING ACTIVITIES
Purchases of property, plant and
   equipment                                             (9,592,621)  (3,613,849)  (3,263,384)
Purchases of investments                                      -0-     (1,002,500) (20,939,769)
Proceeds from sales and maturities
   of investments                                         2,632,706    7,104,658   17,998,682
Decrease (increase) in other assets                        (347,951)   1,880,696     (395,062)
Increase in intangible assets                            (6,082,954)    (791,769)    (176,167)
                                                         ----------   ----------   ----------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                                 (13,390,820)   3,577,236   (6,775,700)

FINANCING ACTIVITIES
Proceeds from short-term debt                            15,250,000        -0-          -0-
Proceeds from sales of leases                             8,344,011   16,802,967         -0-
Proceeds from long-term debt                              4,500,000    5,000,000   10,000,000
Principal payments of long-term debt                     (4,030,000)  (3,305,000)  (1,055,000)
Common shares reacquired                                      -0-        (56,770)     (52,031)
Other                                                       (84,102)     270,111      343,484
                                                         ----------   ----------   ----------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                23,979,909   18,711,308    9,236,453

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                      (7,947,522)   9,485,802       58,534
CASH AND CASH EQUIVALENTS-January 1                       9,745,498      259,696      201,162
                                                         ----------   ----------   ----------

CASH AND CASH EQUIVALENTS-December 31                    $1,797,976   $9,745,498   $  259,696
                                                         ==========   ==========   ==========

See notes to consolidated financial statements.

LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

DECEMBER 31, 1995
- -----------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the
- ---------------------------
accounts of Lumex, Inc. and its subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions.

Prior year financial statements have been restated to reflect the results of operations of the Lumex Division, which was sold in April 1996, as discontinued operations - see Note B. All amounts included in these Notes to Consolidated Financial Statements pertain to continuing operations unless otherwise stated.

Business: The Company operates in one industry, the exercise equipment industry,
- --------
where it designs, manufactures and markets a wide variety of exercise equipment for the fitness, rehabilitation and sports medicine markets.

Cash and cash equivalents: The Company considers all highly liquid investments
- -------------------------
with an original maturity of three months or less when purchased to be cash equivalents.

Investments: In May 1993, the Financial Accounting Standards Board issued
- -----------
Statement No. 115, Accounting for Certain Debt and Equity Securities (SFAS 115). The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. SFAS 115 requires the Company to evaluate its investment policies and classify individual securities held for investment as either held to maturity, trading or available-for-sale. Management has determined that all of the Company's investments (consisting of various debt securities) are available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of income tax, reported as a separate component of stockholders' equity. In accordance with SFAS 115 prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994, of adopting SFAS 115, was not material to the Company's financial condition or results of operations.

Inventories: Inventories are stated at the lower of cost or market. Inventory
- -----------
costs have been determined by the last-in first-out (LIFO) method for approximately 33% and 71% of inventories at December 31, 1995 and 1994, respectively. Costs for the remaining inventories have been determined using the first-in first-out (FIFO) method.

Property, plant and equipment: Property, plant and equipment, including
- -----------------------------
expenditures for renewals and betterments, are recorded at cost. Depreciation of plant and equipment is computed using the straight-line method over their related estimated useful lives (buildings, 40 years; building improvements, 15 years; machinery and equipment, 3 to 10 years).

                                       F-8
LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangibles: Intangibles consist principally of an exclusive license and patent
- -----------
rights recorded at cost and amortized over their estimated useful lives by the straight-line method for periods ranging from 3 to 30 years. Accumulated amortization at December 31, 1995 and 1994 was $756,048 and $2,097,589, respectively.

Fair value of financial instruments: To meet the reporting requirements of FASB
- -----------------------------------
Statement 107, "Disclosures about Fair Value of Financial Instruments", the Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value is equal to the carrying value no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

Income taxes: The Company adopted the provisions of the Financial Accounting
- ------------
Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109) as of January 1, 1993. Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities using tax rates and laws that will be in effect when the differences are expected to reverse.

Use of estimates: The preparation of financial statements in conformity with
- ----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net (loss) income per common share: Net (loss) income per share of Common Stock
- ----------------------------------
is computed by dividing net (loss) income by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during each year (4,350,994 in 1995, 4,315,376 in 1994 and 4,201,344 in 1993).

NOTE B--DISCONTINUED OPERATIONS

In October 1995, the Company adopted a plan to sell its Lumex Division, a manufacturer of a wide variety of health care products used in hospitals, long-term care facilities and in the home. On March 13, 1996, the Company signed a definitive agreement to sell substantially all the assets of the Lumex Division for $40,750,000 in cash. The transaction was completed on April 3, 1996.

Accordingly, the Company has reclassified its consolidated financial statements to reflect the net assets as of December 31, 1995 and operating results for all years presented of the Lumex Division as discontinued

LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE B--DISCONTINUED OPERATIONS (CONTINUED)

operations. Net sales for the Lumex Division were $63,295,000, $60,777,000 and $54,189,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The net losses from discontinued operations for the period between the measurement date (October 1, 1995) and December 31, 1995 of $1,247,280 and for the period from January 1, 1996 to April 3, 1996 of approximately $984,000 has been included in the loss on disposal, of $3,138,304 as shown in the Consolidated Statements of Operations. The net assets of discontinued operations at December 31, 1995 are summarized as follows:

          Current assets                           $ 20,782,197
          Property, plant and equipment              12,758,531
          Lease receivables                          13,592,610
          Other assets                                5,995,298
          Current liabilities                       (13,224,311)
          Accrued loss on disposal                   (2,690,025)
                                                   ------------
          Net assets                               $ 37,214,300
                                                   ============

NOTE C--NON-RECURRING CHARGES

In the fourth quarter of 1995 the Company recorded pre-tax non-recurring charges totaling $8.2 million which has been reflected in selling and administrative expense. Included in these charges are the estimated costs associated with a restructuring plan, initiated in December 1995, designed to enhance overall competitiveness of the Company's operations through improved manufacturing processes, increased productivity and reduced operating expenses. Under the plan, the Company consolidated its sales forces, phased down the production and servicing of unprofitable product lines and eliminated approximately 75 sales, administrative and engineering positions. Included in the non-recurring charges are costs related to, among other things, severance payments and related personnel costs of $2.3 million, phasing down of production and servicing of unprofitable or older product lines of $3.0 million, contractual obligations of $1.3 million and other expenses totaling $1.6 million related to the restructuring of its Cybex business. The Company expects the restructuring to be substantially completed by the end of 1996.

NOTE D--INVESTMENTS

The Company has determined that all of its investment securities are classified as available-for-sale. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in other income.

                                      F-10
LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE D--INVESTMENTS (CONTINUED)

The following is a summary of available for sale securities held by the Company, which are comprised of obligations of states and other political subdivisions:
                                                     DECEMBER 31,
                                             ----------------------------
                                              1995                1994
                                              ----                ----

Cost                                        $2,476,197         $5,108,807
Gross Unrealized Gains                         -0-                -0-
Gross Unrealized Losses                        -0-                340,587
                                            ----------         ----------
Estimated Fair Value                        $2,476,197         $4,768,220
                                            ==========         ==========

Net unrealized losses, less deferred taxes, of $224,787 in 1994 have been included as a separate component of stockholders' equity.

Proceeds received from sales of securities available for sale were $2,632,706 in 1995 and $7,104,658 in 1994. Gross gains and gross losses on such sales were not significant.

NOTE E--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following:
                                                         December 31,
                                                ---------------------------
                                                   1995             1994
                                                   ----             ----

Bank term loans                                 $13,525,000     $12,250,000

Industrial development revenue bond               1,245,537       1,875,537
Industrial development revenue note               2,275,000       2,450,000
                                                -----------     -----------
                                                 17,045,537      16,575,537
   Less current portion                          14,330,000       3,805,000
                                                -----------     -----------
                                                $ 2,715,537     $12,770,537
                                                ===========     ===========

The Company has reclassified all of its long term debt under term loans with two banks to current because it was not in compliance with certain loan covenants at December 31, 1995. The Company repaid these bank term loans on April 3, 1996 from the proceeds received from the sale of its Lumex Division.

The industrial development revenue bond provided the funds to construct and equip the manufacturing facility in Ronkonkoma, New York. The bond is collateralized by land, building and equipment with a net book value of $5,154,801 at December 31, 1995, bears interest at 60% of the bank's prime rate and has one installment of $630,000 due at June 30, 1996 with a final payment of $615,537 due on June 30, 1997. Under the terms of the bond agreement, the Company is subject to certain restrictive covenants including limitations on additional borrowings, limitation on the payment of cash dividends to 20% of net income and compliance with certain financial ratios. The Company was not in full compliance with certain of these financial covenants at December 31, 1995 and has received the appropriate waivers from the bank.

                                      F-11
LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE E--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (CONTINUED)

The industrial development revenue note was used to construct and equip the manufacturing facility in Owatonna, Minnesota. The note is collateralized by land, building and equipment with a net book value of $7,610,707 at December 31, 1995, bears interest at 62.5% of the bank's prime rate and requires annual principal payments of $175,000 on each January 1 through 2003 with a final payment of $875,000 on January 1, 2004. The note agreement requires compliance with certain financial ratios. The Company was not in compliance with certain of these financial covenants at December 31, 1995 and has received the appropriate waivers from the bank.

Maturities of long-term debt are as follows:

               1996                         $14,330,000
               1997                             790,537
               1998                             175,000
               1999                             175,000
               2000                             175,000
               Thereafter                     1,400,000
                                            -----------
                                            $17,045,537
                                            ===========

During 1995, the Company had $15 million in unsecured bank lines of credit for general corporate purposes and the Company's finance subsidiary had an additional $10 million unsecured bank line of credit principally to provide interim funding for its lease portfolio. Both lines of credit permitted borrowings at interest rates generally not to exceed the bank prime rate. Borrowings under these short-term bank lines of credit totaled $15,250,000 at December 31, 1995 and were repaid in full from the proceeds received from the sale of the Company's Lumex Division. The Company continues to maintain a $10 million unsecured bank line of credit.

Selected data on the Company's short-term borrowings are as follows:

                                               1995                    1994
                                               ----                    ----

Balance at December 31                      $15,250,000                -0-
Weighted average interest
   rate at December 31                         7.42%                   0.00%
Maximum amount outstanding
   at any month end                         $15,250,000             $5,000,000
Average amount outstanding                  $ 8,812,500             $2,365,000
Weighted average interest
   rate for the year                           7.50%                   7.23%

There were no short-term borrowings during the year ended December 31, 1993. Cash paid for interest was $1,729,514, $1,103,174 and $281,672 for the years ended December 31, 1995, 1994 and 1993, respectively.

                                      F-12
LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE F--STOCKHOLDERS' EQUITY

Omnibus Incentive Plan: In June 1995, shareholders approved the 1995 Omnibus
- ----------------------
Incentive Plan ("Omnibus Plan"), designed to provide incentives which will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's Common Stock. Benefits under the Omnibus Plan may be granted in any one or a combination of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Ominibus Plan has 250,000 shares of Common Stock reserved for issuance and provides that the terms and conditions of each award are to be determined by a committee of the Board of Directors charged with administering the Omnibus Plan. Under the Omnibus Plan, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of Common Stock on the date of grant). The committee may also grant stock appreciation rights either in tandem with, or independently of, an award of stock options. Under the Omnibus Plan, the committee is authorized to permit key employees selected by the committee to elect to convert up to a maximum percentage, as determined by the committee, of their annual cash bonus incentive into Common Stock of the Company at a price per share fixed by the committee, which will not be less than 85% of the fair market value of the Common Stock on the regular bonus payment date. Options granted under the Omnibus Plan during 1995 were made at fair market value on the date of grant, expire within ten years and are exercisable within one to four years after date of grant.

During 1995, the Company granted 65,062 shares of its Common Stock to certain eligible employees for restricted stock awards subject to certain conditions as provided in the Omnibus Plan and in their grant letters. Restricted stock awards vest in one to five years from the date of grant. At December 31, 1995, there were 59,991 shares outstanding under the restricted awards after 5,071 shares had been canceled and transferred to treasury. Upon the issuance of restricted stock, unearned compensation equal to fair market value at the date of grant is charged to stockholders' equity and amortized to expense over the period in which the restrictions lapse. Amortization expense of $205,800 was charged to operations in 1995.

1987 Stock Option Plan: The Company also has shares available for the granting
- ----------------------
of options under the 1987 Stock Option Plan. Under this plan, a committee of the Board of Directors charged with administering the plan may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date, at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of Common Stock on the date of grant), and with such other conditions as the committee determines. The committee may also grant stock appreciation rights either in tandem with, or independently of, an award of stock

LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

options under the plan.

Options granted under this plan during 1995 were made at fair market value on the date of grant, expire within five to ten years and are exercisable within two to five years after date of grant.

The following is a summary of activity in the 1995 Omnibus Incentive Plan and 1987 Stock Option Plan:

                                                  1995                        1987
                                                 Omnibus                      Stock
                                                Incentive      Option         Option          Option
                                                  Plan          Price          Plan            Price
                                                  ----          -----          ----            -----
Outstanding at January 1, 1994                                                 246,950       $ 5 - $19
  Granted                                                                      144,600       $10 - $11
  Exercised                                                                    (65,900)      $ 5
  Canceled or expired                                                          (48,800)      $10 - $14
                                                                              --------
Outstanding at December 31, 1994                  -0-                          276,850       $ 5 - $19
  Granted                                         40,000      $10               70,100       $11
  Exercised                                       -0-                          (15,050)      $ 5
  Canceled or expired                             -0-                          (70,625)      $10 - $14
                                                --------                      --------
Outstanding at December 31, 1995                  40,000      $10              261,275       $ 5 - $19
                                                ========                      ========

Exercisable at December 31:
               1995                               -0-                          119,681
               1994                               -0-                           99,800

Shares available for future
  issuance at December 31:
               1995                              150,009                        57,325
               1994                               -0-                           56,800


Through December 31, 1995, the Company has not granted any stock appreciation rights.

Stock Retainer Plan for Nonemployee Directors: In June 1995, the shareholders
- ---------------------------------------------
approved the Stock Retainer Plan for Nonemployee Directors ("Retainer Plan"), which provides that each nonemployee director will receive 70% of their annual retainer or, in the case of the Chairman of the Board of Directors, shall receive 50% of his annual retainer, in shares of Common Stock of the Company. The number of shares to be issued will be computed by dividing the applicable amount of the annual retainer to be paid in stock by the fair market value of a common share on January 1 of each calendar year. Up to 35,000 shares of Common Stock may be issued pursuant to the Retainer Plan. The issuance of shares in payment of annual retainers will result in compensation expense based on the fair market value of such shares. At December 31, 1995, the Company had issued 6,223 shares under the Retainer Plan representing $64,540 for director fees paid in 1995. The Company also reissued 1,250 shares from Treasury representing $13,750 in director fees in 1995 which were not part of the Retainer Plan.

                                      F-14
LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

Leveraged Employee Stock Ownership Plan: The Company maintains a leveraged
- ---------------------------------------
Employee Stock Ownership Plan (ESOP) which is a noncontributory plan covering substantially all employees meeting a one year length of service requirement. The plan is designed to give employees a proprietary interest in the Company through Common Stock ownership.

In 1989, the ESOP borrowed $1,297,200 from the Company to acquire 108,100 shares previously held in treasury. Each year the Company contributes amounts to the ESOP sufficient for the ESOP to reduce its loan balance and release a portion of its unallocated shares to eligible employees. In addition the ESOP has made periodic borrowings from the Company to repurchase shares distributed to former participants. Contributions by the Company to the ESOP are charged to expense. During 1994 the remaining unallocated shares held by the ESOP were allocated to eligible employees and the remaining loan balance was eliminated. During 1995, 14,972 shares of the Company's Common Stock were transferred from treasury stock to the ESOP. In 1995, 1994, and 1993, 25,900 shares were allocated to eligible employees and $291,347, $310,800 and $310,800, respectively, charged to expense by the Company.

For financial statement purposes the Company's loan receivable had been reflected as a reduction in stockholders' equity.

Shareholders' Rights Plan: In May 1988, as further amended by the Board of
- -------------------------
Directors in March 1989, a Shareholders Rights Plan (the "Rights Plan") was adopted to insure that any acquisition of the Company would be on terms that are fair to and in the best interest of all shareholders. Under the Rights Plan, holders of Common Stock are entitled to receive one right for each share of Common Stock held. Separate rights certificates would be issued and become exercisable in the event an acquiring party accumulates 15% or more of the Company's Common Stock or announces an offer to acquire 30% or more of the Common Stock.

Each right will entitle a holder, except a 15% or more holder, to buy one one-hundredth share of a newly authorized Series A Preferred Stock at an exercise price of $60.00. Each one one-hundredth share of such preferred stock is essentially equivalent to one share of the Company's Common Stock. However, if an acquiring party accumulates 15% or more of the Company's Common Stock or certain other events occur, each right entitles the holder (other than a 15% holder) to purchase for $60 either $120 worth of Series A Preferred Stock or $120 worth of common stock in the entity acquiring the Company. The purchase price per share would be the market price of the Company's Common Stock or the common stock of such acquiring entity.

The rights expire in May 1998 and may be redeemed by the Company at a price of $.05 per right at any time up to ten days after they become exercisable (subject to extension in certain circumstances) or in connection with a transaction approved by Independent Directors (as defined in the Rights Plan).

                                      F-15
LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE G--INCOME TAXES

The (benefit) provision for income taxes on continuing operations included in the accompanying Consolidated Statements of Operations is summarized as follows:

                         1995              1994               1993
                     -----------       -----------        -----------

Current Payable:
  Federal            $(2,815,975)      $   (33,252)       $  (513,393)
  State and local         22,963            60,683            (37,634)
                     -----------       -----------        -----------
                      (2,793,012)           27,431           (551,027)
Deferred                (550,885)          108,082           (782,184)
                     -----------       -----------        -----------

                     $(3,343,897)      $   135,513        $(1,333,211)
                     ===========       ===========        ===========

As of December 31, 1995 and 1994, the significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     1995              1994
                                                  ----------        ----------
Deferred tax liabilities:
               Accelerated depreciation           $1,021,888        $1,761,229
               Other - net                           204,833           459,825
                                                  ----------        ----------

               Total deferred tax liabilities      1,226,721         2,221,054

Deferred tax assets (included in
   other current assets):

          Non-recurring charge                     1,797,771           785,194
               Discontinued operations               772,600            -
               Warranty reserves                     815,776           285,648
               Insurance obligations                 276,584           258,218
               Bad debt reserves                     239,964           148,393
               LIFO reserves                          82,159           190,420
               Inventory cost capitalization          86,617            88,016
               Unrealized losses
                     on investments                     -0-            115,800
               Other - net                            81,900            27,094
                                                  ----------        ----------

               Total deferred tax assets           4,153,371         1,898,783
               Valuation allowance                (2,698,036)            -0-
                                                  ----------        ----------
               Net deferred tax asset/
                (liability)                       $  228,614        $ (322,271)
                                                  ==========        ==========

The Company has recognized a benefit equal to taxes recoverable from the utilization of net operating loss carrybacks and has recorded a valuation allowance of $2,698,036.

LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE G--INCOME TAXES (CONTINUED)

The reconciliation of tax computed on the results from continuing operations at the federal statutory rate to the (benefit) provision for income taxes is as follows:

                                       1995           1994            1993
                                   -----------    -----------    -------------

Tax computed at statutory rate     $(4,916,444)   $   383,582    $  (896,856)
Tax free interest earned on
  investments                          (67,464)      (107,180)      (126,918)
Foreign Sales Corporation
  exempt income                       (104,500)      (100,348)      (136,000)
State income taxes                      15,156         40,051        (24,853)
Research and development tax
  credit                                  -0-         (57,381)       (62,221)
Valuation allowance                  1,707,061           -0-            -0-
Other, net                              22,294        (23,211)       (86,363)
                                   -----------    -----------    -----------
                                   $(3,343,897)   $   135,513    $(1,333,211)
                                   ===========    ===========    ===========


The Company received a tax benefit from the exercise of non-qualified stock options of $31,505 and $119,421 credited directly to capital surplus during the years ended December 31, 1995 and 1994, respectively.

Cash paid for income taxes was $156,616, $843,850 and $1,585,014 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE H--BENEFIT PLANS

The Company has a noncontributory defined contribution retirement plan ("Retirement Plan") covering substantially all employees. Contributions to the Retirement Plan are based upon annual compensation for those persons employed (as defined) at December 31 and are funded annually. Retirement Plan expense was $360,355, $266,534 and $294,585 in 1995, 1994 and 1993, respectively.

NOTE I--LEASES

As Lessor
- ---------

The Company offers lease financing of selected products to its customers under sales-type leases. Leases are generally for three to five years at which time title transfers to the lessee. Leases are secured by the equipment financed, often with additional security in the form of other equipment liens, letters of credit, cash down payments and personal guarantees.

                                      F-17
LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------


NOTE I--LEASES (CONTINUED)

Lease receivables at December 31, 1995 and 1994 were comprised of the following:

                                                    1995              1994
                                                -----------        -----------

Minimum lease payments receivable               $ 2,467,434        $12,171,565
Less unearned interest income                      (430,005)        (2,809,603)
Less allowance for uncollectible accounts           (61,749)          (327,000)
                                                -----------        -----------

Lease receivables                                 1,975,680          9,034,962
Current portion                                     573,889          1,801,428
                                                -----------        -----------
Non current portion                             $ 1,401,791        $ 7,233,534
                                                ===========        ===========

Minimum lease payments receivable as of December 31, 1995 were as follows:

                                 1996               $  782,661
                                 1997                  789,105
                                 1998                  607,000
                                 1999                  182,959
                                 2000                  102,885
                                 Thereafter              2,824
                                                   -----------
                                                   $ 2,467,434

The Company financed $10.8 million and $13.7 million of its equipment sales for the years ended December 31, 1995 and 1994, respectively. Income from leasing activities for the years ended December 31, 1995, 1994 and 1993 was $566,800, $516,700 and $380,030, respectively.

The Company periodically enters into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions to provide continuous funding for its leasing programs. The Company sold $8.3 million and $16.8 million of lease receivables in 1995 and 1994, respectively. Under the terms of these agreements the Company will continue to bill and collect the monthly lease payments which are then remitted to respective lenders each month. The Company is subject to recourse provisions which may require it to repurchase or replace leases in default. In return, the Company receives the collateralized lease equipment. The recourse provisions, generally limited to 17% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease stream. At December 31, 1995 the maximum contingent liability under these recourse provisions was $5.2 million. Estimated credit losses of $588,000 under the limited recourse provisions have been accrued consistent with management's expectations based upon historical and industry experience and included in accrued liabilities in the accompanying Consolidated Balance Sheet.

LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE I--LEASES (CONTINUED)

As Lessee
- ---------

The Company has lease commitments expiring at various dates through 2000, principally for facilities and data processing equipment under noncancelable operating leases. Future minimum payments under these leases at December 31 are as follows:

               1996                      $480,283
               1997                       210,526
               1998                        66,876
               1999                        23,831
               2000                           905
                                         --------
                                         $782,421

Rent expense under operating leases for 1995, 1994 and 1993 was $591,179, $435,139 and $254,367, respectively.

NOTE J--OTHER INFORMATION

Receivables: Trade accounts receivable are stated net of allowances for doubtful
- -----------
accounts of $943,055 in 1995 and $436,448 in 1994. The provision for bad debts for the years ended December 31, 1995, 1994 and 1993 was $632,983, $67,217 and $68,059, respectively.

Inventories:  Inventories were as follows:
- -----------
                                           1995                         1994
                                       -----------                  ------------

    Finished goods                     $ 4,160,126                  $ 6,023,716
    Work in process                      3,827,991                    3,664,050
    Raw materials                        4,035,413                    5,274,273
                                       -----------                  -----------
                                       $12,023,530                  $14,962,039
                                       ===========                  ===========

Year-end inventories valued under the LIFO method were $2,951,554 in 1995 and $7,507,579 in 1994. The replacement cost of LIFO inventories exceeds stated LIFO costs by approximately $1,500,972 and $4,497,763 at December 31, 1995 and 1994, respectively.

Intangible Assets: In February 1995, the Company exercised an option, under an
- -----------------
existing distributorship agreement with Impulse Technologies, Inc. (Impulse) to acquire the exclusive license and patent rights to certain products developed by Impulse, including a functional activity system for testing and exercise (FASTEX) for $1.5 million plus a royalty of 8% of net sales until expiration of the patent rights.

LUMEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J--OTHER INFORMATION (CONTINUED)

Accrued Liabilities:  Accrued liabilities consisted of the following:
- -------------------
                                             1995               1994
                                         -----------        -----------

    Salaries, bonuses and
      commissions                        $ 1,237,449        $ 1,433,665
    Accrued vacation                         549,383            971,093
    Customer deposits                      1,213,968            993,135
    Warranty reserves                      1,832,440            840,172
    Self insurance
      obligations                            947,941          1,598,700
    Non-recurring charges                  3,905,942          2,194,000
    Other                                  4,200,708          3,324,766
                                         -----------        -----------
                                         $13,887,831        $11,355,531
                                         ===========        ===========


Export Sales:  Sales to foreign customers for the years ended December 31,
- ------------
1995, 1994 and 1993 were $21,584,856, $16,880,398 and $13,389,001, respectively.

NOTE K--UNAUDITED QUARTERLY FINANCIAL SUMMARY

                                      For the Three Months Ended
                              3/31/95     6/30/95     9/30/95     12/31/95
                              -------     -------     -------     --------

Net sales                   $18,243,119 $15,457,314 $17,038,970 $24,708,362
Gross profit                  7,581,676   6,396,316   6,553,363   9,292,556
Loss from continuing
 operations before tax         (203,422) (2,827,938) (2,283,825) (9,144,945)
Loss from continuing
 operations                    (130,625) (1,815,920) (1,466,526) (7,703,162)
Loss from continuing
 operations per share              (.03)       (.42)       (.34)      (1.76)



                                        For the Three Months Ended
                                 3/31/94     6/30/94     9/30/94   12/31/94
                                 -------     -------     -------   --------

Net sales                     $15,475,644 $16,978,342 $17,427,513 $20,538,853
Gross profit                    6,678,416   7,306,403   7,600,704   7,078,085
Income (loss) from
 continuing operations
 before tax                       307,917     395,185     458,958     (33,874)
Income (loss) from
 continuing operations            270,931     347,717     403,830     (29,805)
Income (loss) from
 continuing operations
 per share                            .06         .08         .09        (.01)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               ------------------------

Not applicable.


                                    PART III
                                    --------


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption "Election of Directors" in the Company's definitive proxy statement (the "Proxy Statement") to be filed with the Commission pursuant to Regulation 14A in connection with the solicitation of proxies by the Company's Board of Directors for use at the Annual Meeting of Shareholders of the Company to be held on August 7, 1996, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the Company's fiscal year covered by this Report, such information will be included in an amendment to this Report filed not later than the end of such 120-day period.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Additional Information - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the Company's fiscal year covered by this Report, such information will be included in an amendment to this Report filed not later than the end of such 120-day period.

ITEM 11.       EXECUTIVE COMPENSATION
               ----------------------

The information required to be furnished pursuant to this item will be set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the Company's fiscal year covered by this Report, such information will be included in an amendment to this Report filed not later than the end of such 120-day period.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               -----------------------------------------------
               AND MANAGEMENT
               --------------

The information required to be furnished pursuant to this item will be set forth under the captions "Voting Rights" and " Security Ownership by Management" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the Company's fiscal year covered by this Report, such information will be included in an amendment to this Report filed not later than the end of such 120-day period.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

The information required to be furnished pursuant to this item will be set forth under the caption "Additional Information - Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the Company's fiscal year covered by this Report, such information will be included in an amendment to this Report filed not later than the end of such 120-day period.


                                     PART IV
                                     -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON FORM 8-K
               ---------------------------------

(a) The following documents are filed or incorporated by reference as a part of this report:

(1)(2)         Financial Statements and Schedules
               ----------------------------------
               See Index to Consolidated Financial Statements and Schedules (Part II - Item 8).

(3)     Exhibits

        3(a).......Restated Certificate of Incorporation of the Company, as
        amended, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated June 7, 1988 (the "June 1988 8-K").

        3(b).......By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

        4(i)(a)....Rights Agreement dated as of May 23, 1988 between the Company and Registrar & Transfer Company, incorporated reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 18, 1988 (the "May 1988 8-K").

        4(i)(b)....Amendment to Rights Agreement dated as of March 15, 1989 between the Company and Registrar & Transfer Company, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 15, 1989.

        4(ii)(a)...Guaranty dated as of June 1, 1982 by the Company in favor of Citibank, N.A., incorporated by reference to Exhibit 4(ii)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1982 (the "1982 10-K").

        4(ii)(b)...Bond Purchase Agreement dated as of June 1, 1982 by and among the Town of Islip Industrial Development Agency, the Company and Citibank, N.A., incorporated by reference to Exhibit 4(ii)(b) to the 1982 10-K.

        4(ii)(c)...Lease Agreement dated as of June 1, 1982 between the Town of Islip Industrial Development Agency and the Company, incorporated by reference to Exhibit 4(ii)(c) to the 1982 10-K.

        4(ii)(d)...Pledge and Assignment with Acknowledgement thereof by the Company, dated as of June 1, 1982 from the Town of Islip Industrial Development Agency to Citibank, N.A., incorporated by reference to
        Exhibit 4(ii)(d) to the 1982 10-K.

        10(i)(a)...Loan Agreement dated December 28, 1983 between City of Owatonna, Minnesota and the Company, incorporated by reference to
        Exhibit 10(i)(b) to the 1983 10-K.

        10(i)(b)...Combination Mortgage, Security Agreement and Fixture Financing Statement dated December 28, 1983 between the Company, Mortgagor, and Norwest Bank Owatonna, National Association, Mortgagee, incorporated by reference to Exhibit 10(i)(c) to the 1983 10-K.

        10(i)(c)...Construction Loan Agreement dated December 28, 1983 by and between the Company and Norwest Bank, National Association, and the City of Owatonna, incorporated by reference to Exhibit 10(i)(d) to the 1983 10-K.

        10(i)(d)...Assignment of Rents and Leases dated December 28, 1983 between the Company and Norwest Bank Owatonna, National Association, incorporated by reference to Exhibit 10(i)(e) to the 1983 10-K.

        10(i)(e)...Form of City of Owatonna Industrial Development Revenue Note in the principal amount of $3,500,000 dated December 1983, incorporated by reference to Exhibit 10(i)(f) to the 1983 10-K.

        10(ii).....Lumex, Inc. Amended and Restated 1987 Stock Option Plan,
        incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-48124), filed May 26, 1992.*

        10(iii)(a).Form of Severance Agreement for certain senior executives of the Company, incorporated by reference to Exhibit 10.1 to the June 1988 8-K.*

        10(iii)(b).Form of Severance Agreement for certain employees of the Company, incorporated by reference to Exhibit 10.2 to the June 1988 8-K.*

        10(iv).....Lumex, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K").*

        10(v)......Loan Agreement, dated as of July 30, 1993, among the Company,
        Cybex Financial Corp., and Chemical Bank, incorporated by reference to
        Exhibit 10(vi) to the 1993 10-K.

        10(vi).....First Amendment to Loan Agreement, dated as of November 26,
        1993, among the Company, Cybex Financial Corp., and Chemical Bank, incorporated by reference to Exhibit 10(vii) to the 1993 10-K.

        10(vii)....Consulting Agreement, dated May 5, 1994, between L. Cohen and the Company, incorporated by reference to Exhibit 10(viii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.*

        10(viii)...Loan Agreement, dated as of May 18, 1994, among the Company, Cybex Financial Corp. and European American Bank, incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

        10(ix).....Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the 1994 10-K.

        10(x)......Portfolio Purchase Agreement, dated December 30, 1994, among the Company, Cybex Financial Corp. and European American Bank, incorporated by reference to Exhibit 10(xi) to the 1994 10-K.

        10(xi).... Consulting Agreement, dated January 27, 1994, between JDX
        Limited and the Company, incorporated by reference to Exhibit 10(xii) to the 1994 10-K.*

        10(xii)...Lumex, Inc. 1995 Omnibus Incentive Plan, incorporated by reference to the Company's definitive proxy statement, dated May 1, 1995, for its Annual Meeting of Shareholders held on June 5, 1995 (the "1995 Proxy").*

        10(xiii)..Lumex, Inc. 1995 Stock Retainer Plan for Nonemployee Directors, incorporated by reference to the 1995 Proxy.*

        10(xiv)...Employment Agreement, dated August 9, 1995, between J. Raymond Elliott and the Company, incorporated by reference to Exhibit 10(xv) to Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1995 (the "September 1995 10-Q").*

        10(xv)....Employment Agreement, dated August 17, 1995, between John R.
        Cowin and the Company, incorporated by reference to Exhibit 10(xvi) to the September 1995 10-Q.*

        10(xvi)...Employment Agreement, dated October 16, 1995, between Robert McNally and the Company. (filed herewith)*

        21.........Subsidiaries of the Registrant. (filed herewith)

        23.........Consent of Ernst & Young LLP. (filed herewith)

        27.........Financial Data Schedule. (filed herewith)

- ----------------------------------------------------------

*       Executive Compensation Plans and Arrangements


(b)     Reports on Form 8-K
        No reports on Form 8-K have been filed during the quarter ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Lumex, Inc.
                                         ----------------------------------
                                                   (Registrant)





April 15, 1996                         By:  /s/ Robert McNally
- --------------                              ------------------------------
    (Date)                                  Robert McNally, on behalf of the
                                              Registrant and as Chief Financial
                                              Officer and Sr. Vice President
                                              of Finance.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




April 15, 1996                      By:  /s/ J. Raymond Elliott
- --------------                         --------------------------------------
                                        J. Raymond Elliott, President and
                                           Chief Executive Officer and Director



                                    By:
- --------------                         --------------------------------------
                                        Thomas W. Kahle, Director




April 15, 1996                      By:  /s/ Robert R. McMillan
- --------------                         --------------------------------------
                                        Robert R. McMillan, Director




April 12, 1996                      By:  /s/ Carol G. Nelson
- --------------                         --------------------------------------
                                        Carol G. Nelson, Director




April 12, 1996                      By:  /s/ Jack C. Spratt
- --------------                         --------------------------------------
                                        John C. Spratt, Director




April 13, 1996                      By:  /s/ Alan H. Weingarten
- --------------                         --------------------------------------
                                        Alan H. Weingarten, Director




                                    By:
- --------------                         --------------------------------------
                                        Kay Knight Clarke, Director

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                                                               PAGE
- -----------                                                               ----

3(a).......       Restated Certificate of Incorporation of the
                  Company, as amended, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated June 7, 1988 (the "June 1988
                  8-K").

3(b).......       By-Laws of the Company, as amended, incorporated
                  by reference to Exhibit 3(b) to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1987.

4(i)(a)....       Rights Agreement dated as of May 23, 1988 between
                  the Company and Registrar & Transfer Company, incorporated reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 18,
                  1988 (the "May 1988 8-K").

4(i)(b)....       Amendment to Rights Agreement dated as of March
                  15, 1989 between the Company and Registrar &
                  Transfer Company, incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on
                  Form 8-K dated March 15, 1989.

4(ii)(a)...       Guaranty dated as of June 1, 1982 by the Company
                  in favor of Citibank, N.A., incorporated by reference to Exhibit 4(ii)(a) to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1982 (the "1982 10-K").

4(ii)(b)...       Bond Purchase Agreement dated as of June 1, 1982
                  by and among the Town of Islip Industrial
                  Development Agency, the Company and Citibank,
                  N.A., incorporated by reference to Exhibit
                  4(ii)(b) to the 1982 10-K.

4(ii)(c)...       Lease Agreement dated as of June 1, 1982 between
                  the Town of Islip Industrial Development Agency and the Company, incorporated by reference to
                  Exhibit 4(ii)(c) to the 1982 10-K.

4(ii)(d)...       Pledge and Assignment with Acknowledgement thereof
                  by the Company, dated as of June 1, 1982 from the Town of Islip Industrial Development Agency to
                  Citibank, N.A., incorporated by reference to
                  Exhibit 4(ii)(d) to the 1982 10-K.

10(i)(a)...       Loan Agreement dated December 28, 1983 between
                  City of Owatonna, Minnesota and the Company, incorporated by reference to Exhibit 10(i)(b) to the 1983 10-K.

EXHIBIT NO.                                                             PAGE
- -----------                                                             ----

10(i)(b)...       Combination Mortgage, Security Agreement and
                  Fixture Financing Statement dated December 28,
                  1983 between the Company, Mortgagor, and Norwest
                  Bank Owatonna, National Association, Mortgagee, incorporated by reference to Exhibit 10(i)(c) to the 1983 10-K.

10(i)(c)...       Construction Loan Agreement dated December 28,
                  1983 by and between the Company and Norwest Bank, National Association, and the City of Owatonna, incorporated by reference to Exhibit 10(i)(d) to the 1983 10-K.

10(i)(d)...       Assignment of Rents and Leases dated December 28,
                  1983 between the Company and Norwest Bank
                  Owatonna, National Association, incorporated by reference to Exhibit 10(i)(e) to the 1983 10-K.

10(i)(e)...       Form of City of Owatonna Industrial Development
                  Revenue Note in the principal amount of $3,500,000 dated December 1983, incorporated by reference to
                  Exhibit 10(i)(f) to the 1983 10-K.

10(ii).....       Lumex, Inc. Amended and Restated 1987 Stock Option
                  Plan, incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8
                  (No. 33-48124), filed May 26, 1992.

10(iii)(a)..      Form of Severance Agreement for certain senior
                  executives of the Company, incorporated by reference to Exhibit 10.1 to the June 1988 8-K.

10(iii)(b)..      Form of Severance Agreement for certain employees of
                  the Company, incorporated by reference to Exhibit
                  10.2 to the June 1988 8-K.

10(iv)......      Lumex, Inc. Long-Term Incentive Plan,
                  incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 1993. (the "1993 10-K").

10(v)......       Loan Agreement, dated as of July 30, 1993, among
                  the Company, Cybex Financial Corp., and Chemical
                  Bank, incorporated by reference to Exhibit 10(vi) to the 1993 10-K.

10(vi)......      First Amendment to Loan Agreement, dated as
                  of November 26, 1993, among the Company,
                  Cybex Financial Corp., and Chemical Bank, incorporated by reference to Exhibit 10(vii) to the 1993 10-K.

EXHIBIT NO.                                                                PAGE
- -----------                                                                ----

   10(vii).....Consulting Agreement, dated May 5, 1994, between L.
               Cohen and the Company, incorporated by reference to Exhibit 10(viii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

   10(viii)....Loan Agreement, dated as of May 18, 1994, among the
               Company, Cybex Financial Corp. and European American Bank, incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

   10(ix)......Ultimate Net Loss Vendor Agreement with Portfolio
               Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to
               Exhibit 10(x) to the 1994 10-K.

   10(x).......Portfolio Purchase Agreement, dated December 30,
               1994, among the Company, Cybex Financial Corp. and European American Bank, incorporated by reference to Exhibit 10(xi) to the 1994 10-K.

   10(xi)......Consulting Agreement, dated January 27, 1994, between
               JDX Limited and the Company, incorporated by reference to
               Exhibit 10(xii) to the 1994 10-K.

   10(xii).....Lumex,Inc. 1995 Omnibus Incentive Plan, incorporated by reference to the Company's definitive proxy statement dated May 1, 1995, for its Annual Meeting of shareholders held on June 5, 1995 (the "1995 Proxy").

   10(xiii)....Lumex, Inc. 1995 Stock Retainer Plan for Nonemployee
               Directors, incorporated by reference to the 1995 Proxy.

   10(xiv).....Employment Agreement, dated August 9, 1995, between
               J. Raymond Elliott and the Company, incorporated by reference to Exhibit 10(xv) to Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1995 (the September 1995 10-Q").

   10(xv)......Employment Agreement, dated August 17, 1995, between
               John R. Cowin and the Company, incorporated by reference to
               Exhibit 10(xvi) to the September 1995 10-Q.

   10(xvi).....Employment Agreement, dated October 16, 1995, between
               Robert McNally and the Company. (filed herewith)

   21..........Subsidiaries of the Registrant. (filed herewith)

   23..........Consent of Ernst & Young LLP. (filed herewith)

   27..........Financial Data Schedule. (filed herewith)