Form 10-K/A
period 1995-12-31
LUMEX INC
filed 1996-04-29
CIK 60876

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-K/A

                                  -------------

                                 AMENDMENT NO. 1



[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the fiscal year ended December 31, 1995

                                       or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-4538



                                   LUMEX, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              NEW YORK                                 11-1731581
- --------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                              2100 SMITHTOWN AVENUE
                           RONKONKOMA, NEW YORK 11779
                                 (516) 585-9000
- --------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
       Title of Each Class                          on Which Registered
       -------------------                          -------------------

   COMMON STOCK, $.10 PAR VALUE                   AMERICAN STOCK EXCHANGE



           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 15, 1996, computed by reference to the closing sale price of the registrant's Common Stock on the American Stock Exchange on such date: $55,399,427.

On March 15, 1996, the registrant had outstanding 4,426,357 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None
================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Lumex, Inc. (the "Company") for the fiscal year ended December 31, 1995: (a) amends and restates in their entirety Items 10, 11, 12 and 13 of Part III and (b) amends and restates in its entirety Item 14 of Part IV solely to add Exhibit 10(xvii).



                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

         DIRECTORS

         The following table lists the name, age, principal occupation and certain business experience of each of the seven directors of the Company, the year in which each director's term of office will expire and the year in which each director was first elected as a director of the Company.



                                   Age at                  Principal Occupation                                  Year First
                                   March 1,                    and Certain                      Year Term          Became
            Name                    1996                    Business Experience                Will Expire        Director
            ----                   ------       ------------------------------------------     -----------       ---------
Kay Knight Clarke............        57         President, Templeton, Inc., a                     1996              1996
                                                management consulting company, since
                                                July 1995.  President, Micromarketing
                                                Division of Advo, Inc., a direct
                                                marketing company, from December
                                                1991 to July 1995.  Senior Vice
                                                President of Business Development,
                                                Advo, Inc., from October 1990 to
                                                December 1991.  Director, Guardian
                                                Life Insurance Company of America (a
                                                mutual insurance company).




                                   Age at                  Principal Occupation                                  Year First
                                   March 1,                    and Certain                      Year Term          Became
            Name                    1996                    Business Experience                Will Expire        Director
            ----                   ------       ------------------------------------------     -----------       ---------

J. Raymond Elliott...........        46         President and Chief Executive Officer             1996              1995
                                                of the Company since September 1,
                                                1995.  Chairman and Chief Executive
                                                Officer, Cablecom, a cable wire and
                                                communications company, from
                                                January 1995 to September 1995.
                                                President and Chief Executive
                                                Officer, J.R. Elliott
                                                Associates, a turnaround and
                                                mergers and acquisitions
                                                consulting company, from January
                                                1994 to January 1995. President
                                                and Chief Operating Officer,
                                                Southam Newspaper Group, a
                                                newspaper publishing company,
                                                from November 1992 to January
                                                1994. Chairman and Chief
                                                Executive Officer,
                                                Southam/Dittler Group, a
                                                consumer games and lottery
                                                company, from July 1992 to
                                                November 1992. Group President,
                                                Southam Graphics, a graphics and
                                                publishing company, from January
                                                1990 to July 1992.

Thomas W. Kahle..............        45         Partner, Graydon Head & Ritchey                   1996              1991
                                                since 1980.  Lead Director of the
                                                Company from August 1994 to August
                                                1995.

Robert R. McMillan...........        63         Partner, McMillan, Rather, Bennett &              1996              1987
                                                Rigano, P.C. since January 1991.
                                                Previously counsel to Rivkin, Radler,
                                                Bayh, Hart & Kremer from March
                                                1990 to January 1991.  Prior thereto,
                                                partner, Rivkin, Radler, Dunne &
                                                Bayh from January 1986 to September
                                                1989.  Director, Empire Blue Cross
                                                Blue Shield and Key Bank of New
                                                York.

Carol G. Nelson..............        64         Chairman and Chief Executive Officer              1998              1983
                                                of Security Archives Corporation, a
                                                business records storage and
                                                management company,
                                                since September 1986.







                                   Age at                  Principal Occupation                                  Year First
                                   March 1,                    and Certain                      Year Term          Became
            Name                    1996                    Business Experience                Will Expire        Director
            ----                   ------       ------------------------------------------     -----------       ---------
John C. Spratt...............        44         Chairman and Chief Executive Officer              1998              1990
                                                of Orthopaedic Health Services, Inc., a
                                                health care management company
                                                specializing in rehabilitation and
                                                occupational medicine services, since
                                                May 1988.  Partner in SCS Business
                                                Development, a business development
                                                company, since May 1994.  From
                                                1985 to May 1988, President of
                                                Lumex Health Services, Inc., formerly
                                                a subsidiary of the Company.
                                                Chairman of the Board of the
                                                Company since August 1995.

Alan H. Weingarten...........        55         Alan H. Weingarten & Associates,                  1997              1987
                                                Inc., consultant in general
                                                management, marketing and product
                                                planning, since September 1986.
                                                Director, Boca Raton Capital
                                                Corporation.




         EXECUTIVE OFFICERS

         The following table lists the name, age, present position with the Company and certain business experience with respect to the executive officers of the Company, other than Mr. Elliott who is listed in the table above and John
R. Cowin, Senior Vice President, whose employment terminated on April 2, 1996.


                            Age at
                           March 1,    Present Position with the Company
                 NAME        1996       and Certain Business Experience
                 ----        ----       -------------------------------

Robert McNally...........     49       Senior Vice President-Finance since June
                                       1994. Vice President-Finance from 1981 to
                                       June 1994. Chief Financial Officer and
                                       Secretary since 1981.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and any persons who own more than ten percent of the Company's common shares, par value $.10 pre share ("Common Shares") to file reports of initial ownership of the Company's Common Shares and subsequent changes in that ownership with the Securities and Exchange Commission and the American Stock Exchange, Inc. Officers, directors and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 1995 fiscal year all Section 16(a) filing requirements were complied with, except that one report for one transaction was filed late by each of James
E. George (former director, president and chief executive officer) and John C. Spratt.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information in respect of the compensation for 1995, 1994, and 1993 of the persons who were, during 1995, the Chief Executive Officer, and at the end of 1995, all other executive officers of the Company (sometimes collectively referred to as the "Named Executive Officers") for services in all capacities to the Company and its subsidiaries.

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                     ANNUAL COMPENSATION                              AWARDS
                                   -----------------------------------------------------    ----------------------------
                                                                              Other          RESTRICTED      SECURITIES
                                                                             Annual             STOCK        UNDERLYING  ALL OTHER
      NAME AND PRINCIPAL                                                     Compen-          AWARD(S)         OPTIONS   COMPENSA-
         POSITION(S)               Year         Salary        Bonus (1)      sation           ($) (2)           (#)      TION(3)
        -------------              ----         ------        ---------   --------------    -------------   -----------   -------
J. Raymond Elliott,...........     1995         $100,000                     $29,859(5)        $472,500        25,000          0
President and Chief
Executive Officer (4)

Robert McNally,...............     1995          185,175        $10,000                          37,280        12,500     $7,278
Chief Financial Officer, Senior    1994          175,000         12,442                                        12,500      7,688
Vice President- Finance and        1993          146,000         29,200                                                    8,121
Secretary (6)

John R. Cowin,................     1995          217,286         25,000                          53,512        15,000     10,721
Senior Vice President and          1994          195,000         27,710                                        15,000     10,638
President of the Lumex             1993          164,000              0                                                   10,026
Division (7)

James E. George,..............     1995           72,692              0      19,265(10)                                   10,404
Former President and Chief         1994           90,000         88,921(9)   18,156(10)                        15,000      1,648
Executive Officer (8)

- ----------------------

(1) Annual bonus incentive compensation is based on performance in the year shown but determined and paid in the following year.

(2) At December 31, 1995, Mssrs. Elliott, McNally and Cowin held 45,000, 3,431 and 4,853 shares of restricted stock having a value of $421,875, $32,166 and $45,497, respectively, based upon a closing price of $9.375 per Common Share on December 29, 1995 (the last day of trading in 1995). If cash dividends are paid by the Company, holders of restricted stock are entitled to receive such dividends whether or not the shares have vested. Included in the awards to Mr. McNally is a restricted stock grant on August 8, 1995 of 2,000 shares, which vests in annual increments of 20% beginning one year after date of grant. For a description of certain awards of restricted stock made to Mssrs. Elliott and Cowin, see "Employment and Severance Agreements" below.

(3) "All Other Compensation" for 1995 includes the following: (a) contributions for Mr. McNally ($3,000) and Mr. Cowin ($3,000) made by the Company under the Company's Savings and Investment Plan, a defined contribution plan meeting the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Savings Plan"), to match 1995 pre-tax elective deferral contributions (included under Salary) made by each to such plan; (b) contributions for Mr. McNally ($2,935), Mr. Cowin ($2,878) and Mr. George ($2,854) made by the Company under the Savings Plan's retirement feature whereby the Company contributes from its current or accumulated earnings 2% (or such additional amount as the Company may determine) of the eligible employees' aggregate annual compensation, which amount is then allocated to eligible employees based on their proportionate compensation for the plan year and their full years of service with the Company; (c) the value of Common Shares allocated in 1995 under the Company's Employee Stock Ownership Plan to Mr. McNally ($1,343) and Mr. Cowin ($1,343);
         (d) imputed compensation of $3,500 for Mr. Cowin reflecting the difference between a market rate and the interest-free loan extended to him by the Company (see Item 13); and (e) for Mr. George, Board of Directors meeting fees ($3,000) and automobile lease payments from June through December 1995 ($4,550) (but does not include additional automobile lease payments to be made from January through May 1996 totalling $3,250, and a payment of $35,388 to purchase the automobile for Mr. George in June 1996, at the end of the lease term).

(4) Mr. Elliott joined the Company on September 1, 1995. His annual base salary in 1995 was $300,000. Mr. Elliott has an employment agreement with the Company (see "Employment and Severance Agreements" below).

(5)      Includes $25,459 for commuting and living expenses.

(6) Mr. McNally has an employment agreement with the Company (see "Employment and Severance Agreements" below).

(7) Mr. Cowin has an employment and a severance agreement with the Company (see "Employment and Severance Agreements" below). Mr. Cowin's employment with the Company terminated on April 2, 1996.

(8) Mr. George joined the Company on June 2, 1994 and resigned as an employee on May 24, 1995. His annual base salary in 1995 was $180,000. Mr. George has a severance agreement with the Company (see "Employment and Severance Agreements" below).

(9) Includes $71,875, which represents the dollar value of Common Shares granted to Mr. George on January 17, 1995, calculated by multiplying the closing price of a Common Share on the date of grant ($14.375) by the number of shares awarded (5,000). Although granted in 1995, the award was based on performance in 1994. There are no restrictions on these shares.

(10) Includes in 1995, $13,715 of rental and utility payments that were made on a corporate residence used by Mr. George through May 1995, and includes in 1994, $10,500 of similar payments during the second half of 1994.

                              OPTION GRANTS IN 1995

         The following table shows all grants of options to the Named Executive Officers of the Company in 1995:

                                                                                                  POTENTIAL REALIZABLE VALUE AT
                                                                                                     ASSUMED ANNUAL RATES OF
                                                                                                      STOCK APPRECIATION FOR
                                                  INDIVIDUAL GRANTS (1)                                  OPTION TERM (2)
                     -----------------------------------------------------------------------------------------------------------

                         OPTIONS       PERCENT OF TOTAL    EXERCISE      MARKET
                         GRANTED      OPTIONS GRANTED TO    PRICE        PRICE    EXPIRATION
NAME                  (# OF SHARES)    EMPLOYEES IN 1995    ($/SH)       ($/SH)      DATE       0% ($)    5% ($)    10% ($)
- ----                  -------------    -----------------   --------     --------    ------      ------    ------    -------
J. Raymond Elliott          25,000            22.71%         $10.00     $10.500     9/1/05      $12,500  $177,585   $430,857

Robert McNally              12,500            11.35%          10.70      11.875     9/8/05       14,688   108,039    251,259

John R. Cowin               15,000            13.62%          10.00       9.875     8/1/05            0    91,280    234,198

James E. George                  0                0%             --          --         --           --        --         --

- ----------------------

(1) The options were granted under the terms of either the Company's Amended and Restated 1987 Stock Option Plan or 1995 Omnibus Incentive Plan. Each option was granted on the date 10 years prior to the expiration date indicated in the table, and becomes exercisable over four years in annual increments of 25% beginning one year after the date of grant. The market price of a Common Share on the date of grant is indicated in the table. The exercise price may be paid in cash, by delivery of already owned shares, by withholding of shares or by such other methods as the Compensation Committee may prescribe. The exercisability of the options automatically accelerate upon a "change in control" of the Company (and in the case of Mr. Elliott's option, also a "partial sale" of the Company), and may also be accelerated by the Compensation Committee.

(2) The potential realizable value is the product of (a) the difference between: (i) the product of the per-share market price at the time of the grant and the sum of 1 plus the adjusted stock price appreciation rate (i.e., the assumed rate of appreciation compounded annually over the term of the option) and (ii) the per-share exercise price of the option; and (b) the number of securities underlying the grant at fiscal year-end. The dollar amounts under these columns are the result of calculations at the 0% and the 5% and 10% assumed rates of appreciation prescribed by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the Company's Common Shares. The actual value that any Named Executive Officer may realize, if any, will depend on the amount by which the market price of the Common Shares at the time of exercise exceeds the exercise price.



                     AGGREGATED OPTION EXERCISES IN 1995 AND
                       OPTION VALUES AT DECEMBER 31, 1995

         Mr. McNally is the only Named Executive Officer who exercised options in 1995. The following table provides information as to the shares acquired on exercise and the value realized by Mr. McNally and the value of options held by the Named Executive Officers at year-end measured in terms of the closing price of a Common Share on December 31, 1995 ($9.375 per share).

                                                                              Number of
                                                                              Securities
                                                                              Underlying              Value of
                                          SHARES              Value          Unexercised         Unexercised In-the-
                                        ACQUIRED ON          Realized      Options at Dec.        Money Options at
                                       EXERCISE (#)          ($)(1)          31, 1995 (#)       Dec. 31, 1995 ($) (2)
                                       ------------          -------       --------------       ---------------------
                                                                             Exercisable/           Exercisable/
Name                                                                        Unexercisable           Unexercisable
- ----                                                                        -------------           -------------
J. Raymond Elliott................             0              $   0                     0/            $         0/
                                                                                   25,000                       0

Robert McNally....................         5,000             25,600                26,000/                 54,688/
                                                                                   27,500                       0

John R. Cowin.....................             0                  0                25,000/                      0/
                                                                                   30,000                       0

James E. George...................             0                  0                     0/                      0/
                                                                                        0                       0

- -----------------

(1) Value realized is the difference between the market price of a Common Share on the date of exercise and the exercise price of the option, multiplied by the number of Common Shares underlying the option.

(2) Value of unexercised "in-the-money" options is the difference between the market price of a Common Share on December 31, 1995 and the exercise price of the option, multiplied by the number of Common Shares underlying the option.


COMPENSATION OF DIRECTORS

         The Company's compensation program for nonemployee directors during 1995 provided that each nonemployee director (except the Lead Director as noted below) receive an annual retainer of $18,000 in quarterly installments, seventy percent of which was paid in Common Shares of the Company (using the price per share on January 1 of such year) pursuant to the Company's 1995 Stock Retainer Plan for Nonemployee Directors (the "Retainer Plan"). Directors also received $1,000 for each Board meeting attended or $500 for each telephone meeting. Directors who acted as a chairperson of a committee generally received an annual fee of $3,200 while those who were members of a committee (including the chairperson) generally received a fee of $500 for each special meeting of such committee attended on a day other than on a day on which a meeting of the Board of Directors was being held. Members of the search committee received $1,000 for each special meeting attended. For serving as Lead Director through August 1995, Thomas W. Kahle received a retainer (and no meeting or committee fees) of $39,000, paid in three quarterly installments, fifty percent of which was paid in Common Shares of the Company pursuant to the Retainer Plan. In addition, John
C. Spratt, for serving as the Chairman of the Board beginning in August 1995, is to receive 5,000 Common Shares payable in four quarterly installments of which 1,250 were issued in 1995. Mr. Spratt also received $33,000 from the Company for consulting services performed in 1994 and the cancellation of outstanding options. Alan H. Weingarten received $2,000 during 1995 for representing the Board of Directors in connection with the Company's engagement of a management information system consulting firm. During 1995 pursuant to the Retainer Plan, Mr. McMillan, Mr. Nelson, Mr. Spratt and Mr. Weingarten each received a total of 988 Common Shares, and Mr. Kahle received a total of 1,777 Common Shares under the Retainer Plan, which represents the stock component of their annual retainer.


EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company and J. Raymond Elliott are parties to an employment agreement pursuant to which Mr. Elliott is employed as the Company's President and Chief Executive Officer from September 1, 1995 through August 31, 1998, unless sooner terminated in accordance with the terms of the agreement. Pursuant to the agreement, the Company will pay Mr. Elliott a base salary of $300,000 per annum. Mr. Elliott is eligible to participate in the Company's Bonus Incentive Compensation Plan (the "BIC Plan") and is guaranteed a minimum bonus of $70,000 for 1996. He may also receive, at his election, between 10% and 40% of amounts payable to him under the BIC Plan in the form of Common Shares, converted at a value equal to 85% of its market value. Upon joining the Company on September 1, 1995, Mr. Elliott was granted pursuant to the employment agreement and the Company's 1995 Omnibus Incentive Plan (the "Omnibus Plan"): (i) 25,000 shares of restricted common stock, vesting in annual increments of 20% beginning on the first anniversary of his commencement of employment; (ii) 20,000 shares of restricted stock, all of which vested on February 8, 1996; and (iii) a non-qualified stock option to purchase 25,000 Common Shares at an exercise price of $10.00 per share (the closing price on August 2, 1995), vesting in annual increments of 25% beginning on the first anniversary of his commencement of employment; provided, however, the stock option will vest fully upon either a "change of control" or "partial sale" (each as defined in the employment agreement), and the restricted stock grant of 25,000 Common Shares will vest fully upon a change of control. Mr. Elliott is also entitled to various employee benefits pursuant to the agreement. If the Company terminates the agreement other than "for cause" (as defined in the employment agreement), Mr. Elliott is entitled to receive his base salary for the longer of one year or the remainder of the term of the agreement plus any bonus he has earned under the BIC Plan as of the date of termination. Mr. Elliott has the right to terminate employment upon a change of control, in which case he is entitled to receive an amount equal to 2.99 multiplied by his base salary, of which 50% is payable in equal installments over the 12 months following termination and the balance is payable in equal installments over the next 24 months. If the Company does not extend or renew the employment agreement at the end of its term, the Company is required to pay Mr. Elliott his base salary over the next 12 months.

         The Company and Robert McNally are parties to an employment agreement pursuant to which Mr. McNally is employed as the Company's Chief Financial Officer and as a Senior Vice President from September 1, 1995 through August 31, 1998, unless sooner terminated in accordance with the terms of the agreement. Pursuant to the agreement, the Company will pay Mr. McNally a base salary of $189,000 per annum. Mr. McNally is eligible to participate in the BIC Plan and receive, at his election, between 10% and 40% of amounts payable to him under the BIC Plan in the form of Common Shares, converted at a value equal to 85% of its market value. Mr. McNally is also entitled to various employee benefits pursuant to the agreement. If the Company terminates the agreement other than "for cause" (as defined in the employment agreement), Mr. McNally is entitled to receive his base salary for the longer of 15 months or the remainder of the term of the agreement plus any bonus he has earned under the BIC Plan as of the date of termination. Mr. McNally has the right to terminate employment upon a "change of control" (as defined in the employment agreement), in which case he is entitled to receive an amount equal to 2.99 multiplied by his base salary, of which 50% is payable in equal installments over the 12 months following termination and the balance is payable in equal installments over the next 24 months. If the Company does not extend or renew the employment agreement at the end of its term, the Company is required to pay Mr. McNally his base salary over the next 15 months.

         The Company and John R. Cowin are parties to an employment agreement pursuant to which Mr. Cowin was employed as the President of the Lumex Division and as a Senior Vice President from August 1, 1995 through April 2, 1996, at which time his employment was terminated in accordance with the terms of the agreement. Pursuant to the agreement, Mr. Cowin is entitled to a base salary of $237,000 per annum. Upon commencement of the employment term, Mr. Cowin was granted pursuant to the employment agreement and the Company's Omnibus Plan: (i) 2,500 shares of restricted common stock, vesting in annual increments of 20% beginning on July 31, 1996 during his continued employment with the Company; and
(ii) a non-qualified stock option to purchase 15,000 Common Shares at an exercise price of $10.00 per share (the closing price on August 2, 1995), vesting in annual increments of 25% beginning on July 31, 1996. Mr. Cowin also received a signing bonus of $25,000.

         The Company also has an executive severance agreement with Mr. Cowin. The severance agreement provides that if the employee's employment is terminated during the two years following a "change in control" of the Company either by the Company (other than for "cause") or by the employee for a "good reason," as those terms are defined in the severance agreement, a lump sum payment will be made to such employee. The severance agreement provides for a lump sum payment of 2.99 times the "base amount," as defined in Section 280G of the Internal Revenue Code of 1986, the base amount approximating the average annual compensation for the five years preceding a change of control of the Company. The payments and benefits provided by the severance agreement to the employee are limited such that the value thereof when aggregated with other benefits or payments paid to such employee in connection with a termination of his employment would not exceed three times the "base amount" for such employee.

         The Company entered into a severance agreement with James E. George, the Company's former President and Chief Executive Officer, on May 8, 1995, pursuant to which he resigned as an employee and an officer effective as of May 24, 1995. Under the terms of the agreement, Mr. George received his salary through May 24, 1995, and until December 31, 1995, substantially the same medical and health benefits generally provided to the Company's employees. The agreement also provides that the Company will pay Mr. George's automobile lease payments through June 1996, the end of the lease term, at which time the Company will purchase the automobile for Mr. George at no cost to him. Mr. George has agreed not to compete with the Company through May 24, 1996.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The members of the Compensation Committee serving at any time during 1995 were: Thomas W, Kahle, Robert R. McMillan, Carol G. Nelson, John C. Spratt and Alan H. Weingarten. The Option Committee was discontinued in August 1995 and consisted of Charles E. Murcott (until June 5, 1995), Robert R. McMillan and Carol G. Nelson. The functions of the Option Committee were absorbed by the Compensation Committee.

          Robert R. McMillan is a partner in the law firm of McMillan, Rather, Bennett & Rigano, P.C., which was paid approximately $250,647 by the Company for providing legal services during 1995. John C. Spratt had been from 1985 to May 1988, President of Lumex Health Services, Inc., formerly a subsidiary of the Company. Charles E. Murcott had been President of the Company from 1952 to 1978 and from July 1984 to 1986 and Chairman of the Board from 1977 to December 1987.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         As of the close of business on March 15, 1996, the Company had outstanding 4,426,357 Common Shares. At all meetings of shareholders, holders of Common Shares are entitled to one vote, exercisable in person or by proxy, for each Common Share held.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         As of March 15, 1996, more than five percent of the Company's outstanding Common Shares (the Company's only outstanding class of voting securities) were owned beneficially by the persons named in the table below. All Common Shares are owned directly, except as otherwise indicated. The information concerning the beneficial owners in the following table, other than Charles E. Murcott, was obtained from public filings by those companies with the Securities and Exchange Commission. The Company assumes no responsibility for the accuracy of such information.


     NAME AND ADDRESS OF                                                     AMOUNT AND NATURE OF         PERCENT
       BENEFICIAL OWNER                                                      BENEFICIAL OWNERSHIP         OF CLASS
       ----------------                                                      --------------------         --------
Surgical Appliance Industries, Inc...........................................      529,600                  12.0%
3960 Rosslyn Drive
Cincinnati, Ohio 45209

Charles E. Murcott...........................................................      256,964 (1)               5.8%
10 Matinecock Farms Road
Glen Cove, NY  11542

Dimensional Fund Advisors Inc................................................      252,900 (2)               5.7%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

- ---------------------

(1) Includes 5,000 shares held by a charitable trust of which Mr. Murcott is a co-trustee and shares voting power. Does not include 27,450 shares owned by Mr. Murcott's wife, Constance Murcott, as to which beneficial ownership is disclaimed.

(2) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 252,900 Common Shares as of December 31, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Dimensional has sole voting power for 146,500 Common Shares and sole investment power for 252,900 Common Shares.

                        SECURITY OWNERSHIP BY MANAGEMENT

     The following table sets forth, as of March 15, 1996, information with respect to the number of Common Shares of the Company beneficially owned by each director and nominee for director of the Company, by each of the Named Executive Officers identified in Item 11 under the caption "Summary Compensation Table" other than Mr. George (for whom the number of Common Shares beneficially owned, if any, is unknown), and by all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly.


                                                                               AMOUNT AND NATURE OF     PERCENT
NAME OF BENEFICIAL OWNER                                                       BENEFICIAL OWNERSHIP     OF CLASS
- ------------------------                                                       --------------------     --------
Kay Knight Clarke...........................................................          336 (2)             (1)
John R. Cowin...............................................................       30,356 (2)(3)(4)       (1)
J. Raymond Elliott..........................................................       70,000 (2)(4)          1.6%
Thomas W. Kahle.............................................................        7,325 (2)             (1)
Robert R. McMillan..........................................................        3,524 (2)             (1)
Robert McNally..............................................................       42,327 (2)(3)(4)       1.0%
Carol G. Nelson.............................................................       38,324 (2)             (1)
John C. Spratt..............................................................       14,674 (2)(5)          (1)
Alan H. Weingarten..........................................................        5,324 (2)             (1)
All directors, nominees and executive
 officers as a group (consisting
 of 9 persons)..............................................................      212,190 (2)(3)          4.7%

- ---------------------

(1)  Constitutes less than one percent.

(2) Includes shares which the following persons have the right to acquire within 60 days through the exercise of stock options: Mr. Cowin, 25,000 shares; Mr. Elliott, 25,000; Mr. Kahle; 2,000 shares; Mr. McMillan, 2,000 shares; Mr. McNally, 16,625 shares; Mr. Nelson, 2,000 shares; Mr. Spratt, 2,000 shares; Mr. Weingarten, 2,000 shares. Also includes shares which the following nonemployee directors have the right to acquire within 60 days as partial payment of their retainer: Ms. Clarke, 336 shares; Mr. Kahle, 336 shares; Mr. McMillan, 336 shares; Mr. Nelson, 336 shares; Mr. Spratt, 1,586 shares; Mr. Weingarten, 336 shares. The number of shares that all directors, nominees and executive officers as a group have the right to acquire within 60 days is 77,891 Common Shares. In each case the percent of class is calculated on the basis that such shares are deemed outstanding. No voting or investment power exists with respect to such shares prior to acquisition.

(3) Includes shares which the following persons have allocated to them under the Lumex, Inc. Employee Stock Ownership Plan: Mr. Cowin, 503 shares; Mr. McNally, 1,071 shares; and all directors, nominees and executive officers as a group, 1,574 shares.

(4) Includes shares of restricted stock over which the following persons have voting power but not investment power until such shares vest: Mr. Cowin, 4,853 shares; Mr. Elliott, 25,000 shares; and Mr. McNally, 3,431 shares.

(5) Includes 7,100 shares owned by Orthopaedic Health Services, Inc. ("Orthopaedic") and 200 shares owned by Orthopaedic's pension plan. Mr. Spratt is the sole owner of Orthopaedic.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

       Thomas W. Kahle, a director of the Company, is a partner in the Cincinnati law firm of Graydon Head & Ritchey, which is general counsel to Surgical Appliance Industries, Inc., a 12.0% shareholder in the Company (see
Item 12 above). Mr. Kahle disclaims any beneficial interest in the shares of the Company owned by Surgical Appliance Industries, Inc.

       In 1995, the Company purchased approximately $306,875 of products manufactured by Surgical Appliance Industries, Inc., a 12.0% shareholder in the Company.

       Robert R. McMillan, a director of the Company, is a partner in the law firm of McMillan, Rather, Bennett & Rigano, P.C., which was paid approximately $250,647 by the Company for providing legal services during 1995.

       In 1993 the Company extended to John R. Cowin, now a former executive officer of the Company, an interest-free loan in the amount of $67,577 in order to facilitate his relocation to the Long Island area. The loan is generally repaid through a deduction from his annual bonus, and in 1995 he paid $9,237 of the loan from his 1994 bonus. During 1995, the largest amount of the loan outstanding was $67,577, and as of March 31, 1996, $58,340 was outstanding.


                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) The following documents are filed or incorporated by reference as a part of this report:

       (1) (2)    Financial Statements and Schedules
                  ----------------------------------

                  See Index to Consolidated Financial Statements and Schedules (Part II - Item 8).

       (3)        Exhibits
                  --------

         3(a) Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated June 7, 1988 (the "June 1988 8-K").

         3(b) By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

         4(i)(a) Rights Agreement dated as of May 23, 1988 between the Company and Registrar & Transfer Company, incorporated reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 18, 1988 (the "May 1988 8-K").

         4(i)(b) Amendment to Rights Agreement dated as of March 15, 1989 between the Company and Registrar & Transfer Company, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 15, 1989.

         4(ii)(a) Guaranty dated as of June 1, 1982 by the Company in favor of Citibank, N.A., incorporated by reference to
                           Exhibit 4(ii)(a) to the Company's Annual Report on Form 10-K for the year ended December 1, 1982 (the "1982 10-K").

         4(ii)(b) Bond Purchase Agreement dated as of June 1, 1982 by and among the Town of Islip Industrial Development Agency, the Company and Citibank, N.A., incorporated by reference to Exhibit 4(ii)(b) to the 1982 10-K.

         4(ii)(c) Lease Agreement dated as of June 1, 1982 between the Town of Islip Industrial Development Agency and the Company, incorporated by reference to Exhibit 4(ii)(c) to the 1982 10-K.

         4(ii)(d) Pledge and Assignment with Acknowledgement thereof by the Company, dated as of June 1, 1982 from the Town of Islip Industrial Development Agency to Citibank, N.A., incorporated by reference to Exhibit 4(ii)(d) to the 1982 10-K.

         10(i)(a) Loan Agreement dated December 28, 1983 between City of Owatonna, Minnesota and the Company, incorporated by reference to Exhibit 10(i)(b) to the 1983 10-K.

         10(i)(b) Combination Mortgage, Security Agreement and Fixture Financing Statement dated December 28, 1983 between the Company, Mortgagor, and Norwest Bank Owatonna, National Association, Mortgagee, incorporated by reference to Exhibit 10(i)(c) to the 1983 10-K.

         10(i)(c) Construction Loan Agreement dated December 28, 1983 by and between the Company and Norwest Bank, National Association, and the City of Owatonna, incorporated by reference to Exhibit 10(i)(d) to the 1983 10-K.

         10(i)(d) Assignment of Rents and Leases dated December 28, 1983 between the Company and Norwest Bank Owatonna, National Association, incorporated by reference to
                           Exhibit 10(i)(e) to the 1983 10-K.

         10(i)(e) Form of City of Owatonna Industrial Development Revenue Note in the principal amount of $3,500,000 dated December 1983, incorporated by reference to
                           Exhibit 10(i)(f) to the 1983 10-K.

         10(ii) Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-48124), filed May 26, 1992.*

         10(iii)(a)        Form of Severance Agreement for certain senior
                           executives of the Company, incorporated by reference to Exhibit 10.1 to the June 1988 8-K.*

         10(iii)(b)        Form of Severance Agreement for certain employees of
                           the Company, incorporated by reference to Exhibit
                           10.2 to the June 1988 8-K.*

         10(iv) Lumex, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K").*

         10(v) Loan Agreement, dated as of July 30, 1993, among the Company, Cybex Financial Corp., and Chemical Bank, incorporated by reference to Exhibit 10(vi) to the 1993 10-K.

         10(vi) First Amendment to Loan Agreement, dated as of November 26, 1993, among the Company, Cybex Financial Corp., and Chemical Bank, incorporated by reference to Exhibit 10(vii) to the 1993 10-K.

         10(vii)           Consulting Agreement, dated May 5, 1994, between L.
                           Cohen and the Company, incorporated by reference to
                           Exhibit 10(viii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.*

         10(viii) Loan Agreement, dated as of May 18, 1994, among the Company, Cybex Financial Corp. and European American Bank, incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

         10(ix) Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the 1994 10-K.

         10(x) Portfolio Purchase Agreement, dated December 30, 1994, among the Company, Cybex Financial Corp. and European American Bank, incorporated by reference to
                           Exhibit 10(xi) to the 1994 10-K.

         10(xi) Consulting Agreement, dated January 27, 1994, between JDX Limited and the Company, incorporated by reference to Exhibit 10(xii) to the 1994 10-K.*

         10(xii) Lumex, Inc. 1995 Omnibus Incentive Plan, incorporated by reference to the Company's definitive proxy statement, dated May 1, 1995, for its Annual Meeting of Shareholders held on June 5, 1995 (the "1995 Proxy").*

         10(xiii) Lumex, Inc. 1995 Stock Retainer Plan for Nonemployee Directors, incorporated by reference to the 1995 Proxy.*

         10(xiv)           Employment Agreement, dated August 9, 1995, between
                           J. Raymond Elliott and the Company, incorporated by reference to Exhibit 10(xv) to Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1995 (the "September 1995 10-Q").*

         10(xv) Employment Agreement, dated August 17, 1995, between John R. Cowin and the Company, incorporated by reference to Exhibit 10(xvi) to the September 1995 10-Q.*

         10(xvi) Employment Agreement, dated October 16, 1995, between Robert McNally and the Company, incorporated by reference to Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").*

         10(xvii)          Severance Agreement, dated May 8, 1995, between James
                           E. George and the Company. (filed herewith)*

         21 Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the 1995 10-K.

         23 Consent of Ernst & Young LLP, incorporated by reference to Exhibit 23 to the 1995 10-K.

         27                Financial Data Schedule, incorporated by reference to
                           Exhibit 27 to the 1995 10-K.

- -----------------

*      Executive Compensation Plans and Arrangements.



(b)    Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Lumex, Inc.
                                     --------------------------
                                           (Registrant)


                                     By: /s/ Robert McNally
                                         --------------------------
                                              Robert McNally
                                              Chief Financial Officer and
                                              Senior Vice President - Finance

Date: April 29, 1996

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                                                                PAGE
- -----------                                                                ----


3(a) Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated June 7, 1988 (the "June 1988 8-K").

3(b) By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

4(i)(a) Rights Agreement dated as of May 23, 1988 between the Company and Registrar & Transfer Company, incorporated reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 18, 1988 (the "May 1988 8-K").

4(i)(b) Amendment to Rights Agreement dated as of March 15, 1989 between the Company and Registrar & Transfer Company, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 15, 1989.

4(ii)(a) Guaranty dated as of June 1, 1982 by the Company in favor of Citibank, N.A., incorporated by reference to
                  Exhibit 4(ii)(a) to the Company's Annual Report on Form 10-K for the year ended December 1, 1982 (the "1982 10-K").

4(ii)(b) Bond Purchase Agreement dated as of June 1, 1982 by and among the Town of Islip Industrial Development Agency, the Company and Citibank, N.A., incorporated by reference to Exhibit 4(ii)(b) to the 1982 10-K.

4(ii)(c) Lease Agreement dated as of June 1, 1982 between the Town of Islip Industrial Development Agency and the Company, incorporated by reference to Exhibit
                  4(ii)(c) to the 1982 10-K.

4(ii)(d) Pledge and Assignment with Acknowledgement thereof by the Company, dated as of June 1, 1982 from the Town of Islip Industrial Development Agency to Citibank, N.A., incorporated by reference to Exhibit 4(ii)(d) to the 1982 10-K.

10(i)(a) Loan Agreement dated December 28, 1983 between City of Owatonna, Minnesota and the Company, incorporated by reference to Exhibit 10(i)(b) to the 1983 10-K.

10(i)(b) Combination Mortgage, Security Agreement and Fixture Financing Statement dated December 28, 1983 between the Company, Mortgagor, and Norwest Bank Owatonna, National Association, Mortgagee, incorporated by reference to Exhibit 10(i)(c) to the 1983 10-K.

10(i)(c) Construction Loan Agreement dated December 28, 1983 by and between the Company and Norwest Bank, National Association, and the City of Owatonna, incorporated by reference to Exhibit 10(i)(d) to the 1983 10-K.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                                                                PAGE
- -----------                                                                ----


10(i)(d) Assignment of Rents and Leases dated December 28, 1983 between the Company and Norwest Bank Owatonna, National Association, incorporated by reference to
                  Exhibit 10(i)(e) to the 1983 10-K.

10(i)(e)          Form of City of Owatonna Industrial Development
                  Revenue Note in the principal amount of $3,500,000 dated December 1983, incorporated by reference to
                  Exhibit 10(i)(f) to the 1983 10-K.

10(ii) Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-48124), filed May 26, 1992.

10(iii)(a)        Form of Severance Agreement for certain senior
                  executives of the Company, incorporated by reference to Exhibit 10.1 to the June 1988 8-K.

10(iii)(b)        Form of Severance Agreement for certain employees of
                  the Company, incorporated by reference to Exhibit
                  10.2 to the June 1988 8-K.

10(iv) Lumex, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K").

10(v) Loan Agreement, dated as of July 30, 1993, among the Company, Cybex Financial Corp., and Chemical Bank, incorporated by reference to Exhibit 10(vi) to the 1993 10-K.

10(vi)            First Amendment to Loan Agreement, dated as of
                  November 26, 1993, among the Company, Cybex Financial Corp., and Chemical Bank, incorporated by reference to Exhibit 10(vii) to the 1993 10-K.

10(vii)           Consulting Agreement, dated May 5, 1994, between L.
                  Cohen and the Company, incorporated by reference to
                  Exhibit 10(viii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

10(viii) Loan Agreement, dated as of May 18, 1994, among the Company, Cybex Financial Corp. and European American Bank, incorporated by reference to Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

10(ix) Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the 1994 10-K.

10(x) Portfolio Purchase Agreement, dated December 30, 1994, among the Company, Cybex Financial Corp. and European American Bank, incorporated by reference to
                  Exhibit 10(xi) to the 1994 10-K.

10(xi) Consulting Agreement, dated January 27, 1994, between JDX Limited and the Company, incorporated by reference to Exhibit 10(xii) to the 1994 10-K.

10(xii) Lumex, Inc. 1995 Omnibus Incentive Plan, incorporated by reference to the Company's definitive proxy statement, dated May 1, 1995, for its Annual Meeting of Shareholders held on June 5, 1995 (the "1995
                  Proxy").

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                                                                PAGE
- -----------                                                                ----


10(xiii) Lumex, Inc. 1995 Stock Retainer Plan for Nonemployee Directors, incorporated by reference to the 1995 Proxy.

10(xiv)           Employment Agreement, dated August 9, 1995, between
                  J. Raymond Elliott and the Company, incorporated by reference to Exhibit 10(xv) to Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1995 (the "September 1995 10-Q").

10(xv) Employment Agreement, dated August 17, 1995, between John R. Cowin and the Company, incorporated by reference to Exhibit 10(xvi) to the September 1995 10-Q.

10(xvi) Employment Agreement, dated October 16, 1995, between Robert McNally and the Company, incorporated by reference to Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

10(xvii)          Severance Agreement, dated May 8, 1995, between James
                  E. George and the Company. (filed herewith)

21 Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the 1995 10-K.

23 Consent of Ernst & Young LLP, incorporated by reference to Exhibit 23 to the 1995 10-K.

27                Financial Data Schedule, incorporated by reference to
                  Exhibit 27 to the 1995 10-K.

NYFS10...:\80\60380\0001\2286\10K4266K.34D