Form 10-Q
LUMEX INC
filed 1996-05-20
CIK 60876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.




[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the quarterly period ended   3/31/96
                                       or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to___________

Commission File Number 0-4538



                                   LUMEX, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                  11-1731581
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 2100 Smithtown Avenue, Ronkonkoma, New York                   11779
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code    (516) 585-9000
                                                  ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

On March 31, 1996, the registrant had outstanding 4,354,938 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

                                   LUMEX, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                    (unaudited)
                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                              1996             1995
                                                              ----             ----


Net sales                                                      $20,076      $18,243

Cost and expenses:
   Cost of sales                                                12,076       10,661
   Selling and administrative                                    6,914        6,803
   Product development                                             981        1,180
   Other (income)                                                   (6)         (99)
                                                               -------      -------

                                                                19,965       18,545
                                                               -------      -------

     Operating profit (loss)                                       111         (302)
Interest expense                                                   585          251
Interest income                                                     65          350
                                                               -------      -------
Loss from continuing operations before
   income tax benefit                                             (409)        (203)
Income tax benefit                                                  -            72
                                                               -------      -------
LOSS FROM CONTINUING OPERATIONS                                   (409)        (131)
(Loss) income from discontinued operations, net                   (414)         247
                                                               -------      -------

NET (LOSS) INCOME                                              $  (823)     $   116
                                                               =======      =======

(LOSS) INCOME PER SHARE OF COMMON STOCK:
   Continuing operations                                       $  (.09)     $  (.03)
   Discontinued operations                                        (.10)         .06
                                                               -------      -------
   NET (LOSS) INCOME                                           $  (.19)     $   .03
                                                               =======      =======





See notes to consolidated condensed financial statements.



                                        LUMEX, INC.

                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           (unaudited)
                                                           MARCH 31, DECEMBER 31,
                                                              1996           1995
                                                              ----           ----
                                                  (Dollars in thousands)
ASSETS
Current Assets
   Cash and cash equivalents                                  $   274     $ 1,798
   Investments                                                     -        2,476
   Accounts receivable                                         17,891      22,482
   Inventories                                                 13,163      12,024
   Lease receivables                                            1,115         574
   Net assets of discontinued operations                       38,533      37,214
   Other current assets                                         3,060       5,466
                                                              -------     -------

        Total Current Assets                                   74,036      82,034

Property, plant and equipment, net                             12,957      13,291
Lease receivables                                               1,630       1,402
Intangible assets                                               1,583       1,687
Other assets                                                      906         504
                                                              -------     -------

                                                              $91,112     $98,918
                                                              =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                      $15,250     $15,250
   Accounts payable                                             9,011      10,874
   Other current liabilities                                   22,949      28,218
                                                              -------     -------

        Total Current Liabilities                              47,210      54,342

Deferred income taxes                                           1,227       1,227
Long-term debt                                                  2,540       2,715
Stockholders' Equity
   Common stock, par value $.10 per share,
      authorized 15,000,000 shares, issued
      4,420,986 in 1996 and 4,364,403 in 1995                     449         446
Capital surplus                                                17,358      17,128
Retained earnings                                              23,278      24,101
Treasury stock at cost (66,048 shares
     in 1996 and 1995)                                           (629)       (629)
Other                                                            (321)       (412)
                                                              -------     -------
        Total Stockholder's Equity                             40,135      40,634
                                                              -------     -------
                                                              $91,112     $98,918
                                                              =======     =======


See notes to consolidated condensed financial statements.



                                        LUMEX, INC.

                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     (unaudited)
                                                                THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                1996          1995
                                                                ----          ----
                                                              (Dollars in thousands)

OPERATING ACTIVITIES:

Net (loss) income                                           $ (823)          $   116
Adjustments to reconcile net income to net
  cash used in operating activities:
      Depreciation and amortization                            734             1,262
      Net changes in operating assets
        and liabilities                                     (3,862)           (6,808)
     Change in net assets of discontinued
       operations                                           (1,319)              -0-
                                                            ------            ------
NET CASH USED IN OPERATING ACTIVITIES                       (5,270)           (5,430)

INVESTING ACTIVITIES:

Purchases of property, plant and equipment                    (176)           (1,939)
Proceeds from sales and maturities
      of investments                                         2,476               -0-
Purchases of intangible assets                                 (30)           (3,517)
Other                                                          -0-               (17)
                                                            ------           -------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                     2,270            (5,473)

FINANCING ACTIVITIES:

Proceeds from short-term borrowings                            -0-             3,000
Proceeds from sales of leases                                2,473               -0-
Principal payments of long-term debt                        (1,150)             (925)
Exercise of stock options                                      153                18
Common shares reacquired                                       -0-                (2)
                                                            ------           -------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                     1,476             2,091
                                                            ------           -------

(DECREASE) IN CASH                                          (1,524)           (8,812)

CASH AND CASH EQUIVALENTS -- January 1                       1,798             9,746
                                                            ------           -------

CASH AND CASH EQUIVALENTS -- March 31                       $  274           $   934
                                                            ======           =======




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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2--DISCONTINUED OPERATIONS

On April 3, 1996, the Company completed the sale of its Lumex Division (the "Division") to Fuqua Enterprises, Inc. ("Fuqua") for $40,750,000 in cash and, accordingly the net assets and operating results of the Division are reflected as discontinued operations. The sale agreement provides for a post closing adjustment to the sales price based on changes in the net assets of the Division from December 31, 1995 through the closing date. The Company has received preliminary indications from Fuqua that it is not in agreement with the recorded amount of certain of the net assets of the Division as of the closing date. Under the terms of the sale agreement, if the Company and Fuqua are unable to agree on the recorded amount of net assets, the disputed items will be submitted to arbitration by an independent accounting firm.

NOTE 3--INVENTORIES

Inventories are valued at the lower of cost or market. Certain inventories are valued under the last-in first-out (LIFO) method. The estimated replacement cost of LIFO inventories exceeds stated LIFO cost by $1,525,972 and $1,500,972 at March 31, 1996 and December 31, 1995 respectively.

Inventories were as follows:
                                            March 31,         December 31,
                                              1996                1995
                                              ----                ----

            Finished goods                  $ 3,957             $ 4,160
            Work in process                   3,749               3,828
            Raw materials                     5,457               4,036
                                            -------             -------
                                            $13,163             $12,024
                                            =======             =======

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

NOTE 4--NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares and, if applicable, common share equivalents (dilutive stock options) outstanding during each year (4,420,986 in 1996 and 4,357,981 in 1995).

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

On April 3, 1996, the Company completed the sale of substantially all the assets of its Lumex Division for $40,750,000 in cash. Accordingly, the results of operations of the Lumex Division have been reclassified as discontinued operations.

The following discussion, including statistics presented, refers solely to continuing operations unless otherwise stated.

RESULTS OF OPERATIONS

The following table sets forth selected items from the consolidated statements of operations as a percentage of sales:

                                           Quarter Ended          %
                                             March 31,        Inc.(Dec)
                                             ---------        ---------

                                          1996        1995
                                          ----        ----

Net sales                                 100.0%      100.0%    10.0%
Cost and expenses:
   Cost of sales                           60.2        58.4     13.3
   Selling and administrative              34.4        37.3      1.6
   Product development                      4.9         6.5    (16.9)

Loss from continuing operations
   before income tax benefit               (2.0)       (1.1)


1996 vs. 1995:
--------------

Net sales increased 10.0%, to $20,076,000 in the first quarter 1996 as compared to net sales of $18,243,000 in the first quarter 1995. The quarterly sales growth came from increased shipments of fitness products into each of the Rehabilitation, Fitness and International markets. Shipments of variable resistance training equipment, including the second generation VR2 products, rose $2.4 million, or 43%, in the first quarter 1996 as compared to the same period a year earlier. Sales of the Company's lines of free weight, plate loaded and modular systems were also higher while shipments of the BIKE and SEMI were lower due to competitive pricing pressures.

Gross margins declined in the first quarter 1996 as compared to the first quarter of 1995 principally the result of product mix, higher material costs and increased international shipments.

Selling and administrative expenses rose 1.6% in the first quarter 1996, however, as a percentage of sales declined to 34.4% as compared to 37.3% in the 1995 quarter, as the benefits from restructuring operations exceeded volume based costs.

Product development expenses decreased 16.9% in the first quarter 1996 as expenses in 1995 were higher due to accelerated efforts to complete the Cybex NORM and VR2 product lines, which were successfully introduced in mid 1995.

Interest expense rose to $585,000, due principally to increased borrowings. Interest income declined due to lower average balances held in the Company's lease portfolio and reduced average balances in short term investments.

The Company has significant carryforward tax losses and has not taken any additional tax benefit for financial statement purposes.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's working capital was approximately $26.8 million, its current ratio was 1.57 to 1 and total short-term and long-term borrowings were $31.1 million. As a result of the sale of the Lumex Division, completed on April 3, 1996, for $40.75 million in cash, the Company's financial condition was considerably improved as the Company repaid all its borrowings other than $3.3 million of industrial bond financings.

Net cash used in operating activities was $5.3 million during the first quarter 1996 including $1.7 million from discontinued operations. Cash used from continuing operations of approximately $3.6 million results largely from a $1.1 million increase in inventories, a $1.3 million increase in lease receivables and a $6.2 million reduction in payables and accrued liabilities offset by a decrease of $4.9 million in trade receivables due to the lower sales volume in the first quarter 1996 compared to fourth quarter 1995.

Cash provided by investing activities of $2.2 million was primarily sales and maturities of investments used to fund operating activities during the quarter.

Cash provided by financing activities of approximately $1.5 million principally resulted from the sale of more than $2.4 million in lease receivables offset by principal payments of long term debt of $1.1 million.

With the close of the sale of its Lumex Division and the concurrent paydown of short and long-term borrowings the Company's capital structure is conservative with total bank debt representing 8.2% of total stockholders' equity. The Company has a $10 million bank line of credit under which, subsequent to the sale of the Lumex Division, there were no outstanding borrowings. Management expects the cash flow generated from its manufacturing operations plus the net proceeds from the sale of the Lumex Division will be sufficient to meet its general working capital and capital expenditure requirements, including those related to the restructuring of its continuing operations. The Company's finance subsidiary is expected to support its continued growth through periodic sales of its lease portfolios to third party financial institutions.

PART II.  OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K
                    --------------------------------

                    (a) Exhibits

                    2(a) - Asset Sale Agreement, dated as of March 13, 1996, by and between the Company, MUL Acquisition Corp. I, MUL Acquisition Corp. II and Fuqua Enterprises, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 3, 1996.


                    27 - Financial Data Schedules (filed herewith)



                    (b) Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LUMEX, INC.





Date:      May 20, 1996                   By      /s/ J. Raymond Elliott
     ---------------------------            ----------------------------
                                                J. Raymond Elliott
                                                President and
                                                Chief Executive Officer






Date:      May 20, 1996                   By     /s/ Robert McNally
     ---------------------------            -----------------------
                                                Robert McNally
                                                Sr. Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number      Description
--------------      -----------

     2(a) Asset Sale Agreement, dated as of March 13, 1996, by and between the Company, MUL Acquisition Corp. I, MUL Acquisition Corp. II and Fuqua Enterprises, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 3, 1996.



     27   Financial Data Schedule (filed herewith)