Form 10-Q
period 1996-06-30
CYBEX INTERNATIONAL INC
filed 1996-08-14
CIK 60876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                             ----------------------

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the quarterly period ended 6/30/96.
                                                        -------

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File Number 0-4538

                            CYBEX INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                            11-1731581
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

2100 Smithtown Avenue, Ronkonkoma, New York                   11779
- --------------------------------------------------------------------------------
   (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code        516-585-9000
                                                  ------------------------------

                                   LUMEX, INC.
- --------------------------------------------------------------------------------
                   (Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 19345 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

On June 30, 1996, the registrant had outstanding 4,359,642 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            CYBEX INTERNATIONAL, INC.
                             (FORMERLY LUMEX, INC.)

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            -------------------------------------
                        (Dollars in thousands, except per share data)
                                         (unaudited)
                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30                JUNE 30
                                                                -------                -------
                                                           1996       1995        1996       1995

Net Sales                                               $  17,713   $15,457     $ 37,789   $33,700

Cost and expenses:
   Cost of sales                                           10,124     9,061       22,200    19,722
   Selling, general and administrative                      7,837     9,389       15,732    17,372
   Other income                                               (84)     (139)         (90)     (238)
                                                        ----------  -------     --------   -------
                                                            17,877   18,311       37,842    36,856
                                                        ----------  -------     --------   -------

          Operating loss                                      (164)  (2,854)         (53)   (3,156)
Interest expense                                                74      403          659       654
Interest income                                                165      429          230       779
                                                        ----------  -------     --------   -------
Loss from continuing operations
   before income tax benefit                                   (73)  (2,828)        (482)   (3,031)
Income tax benefit                                             -0-   (1,012)         -0-    (1,084)
                                                        ----------  -------     --------   -------

LOSS FROM CONTINUING OPERATIONS                                (73)  (1,816)        (482)   (1,947)
    Income (loss) from discontinued
    operations, net                                            -0-      554         (414)      801
                                                        ----------  -------     --------   -------

NET LOSS                                                $      (73) $(1,262)    $   (896)  $(1,146)
                                                        ==========  =======     ========   =======

(LOSS) INCOME PER SHARE OF COMMON STOCK:
   Continuing operations                                $    (0.02) $  (.42)    $  (0.11)  $ (0.44)
   Discontinued operations                                     -0-     0.13        (0.09)     0.18
                                                        ----------  -------     --------   -------
NET LOSS                                                $    (0.02) $ (0.29)    $  (0.20)  $ (0.26)
                                                        ==========  =======     ========   =======


See notes to consolidated condensed financial statements.

                            CYBEX INTERNATIONAL, INC.
                             (FORMERLY LUMEX, INC.)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------



                                                              (unaudited)
                                                        JUNE 30,     DECEMBER 31
                                                           1996          1995
                                                           ----          ----
                                                        (Dollars in thousands)
ASSETS
Current Assets
   Cash and cash equivalents                          $ 6,210         $ 1,798
   Investments                                            -0-           2,476
   Accounts receivable                                 17,947          22,482
   Inventories                                         13,604          12,024
   Lease receivables                                    1,359             574
   Net assets of discontinued operations                  -0-          37,214
   Other current assets                                 3,968           5,466
                                                      -------         -------
          Total Current Assets                         43,088          82,034

Property, plant and equipment, net                     13,019          13,291
Lease receivables                                       1,374           1,402
Intangible assets                                       2,381           1,687
Other assets                                              436             504
                                                      -------         -------
                                                      $60,298         $98,918
                                                      =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                              $   -0-         $15,250
   Accounts payable                                     6,461          10,874
   Other current liabilities                            9,851          28,218
                                                      -------         -------
          Total Current Liabilities                    16,312          54,342

Deferred income taxes                                   1,227           1,227
Long-term debt                                          3,503           2,715
Stockholders' Equity
   Common Stock, par value $.10 per share,
      authorized 15,000,000 shares, issued
      4,489,286 in 1996 and 4,458,354 in 1995             449             446
   Capital surplus                                     17,390          17,128
   Retained earnings                                   23,205          24,101
   Treasury stock at cost (129,644 shares in
    1996 and 54,897 shares in 1995)                    (1,519)           (629)
   Other                                                 (269)           (412)
                                                      -------         -------
          Total Stockholder's Equity                   39,256          40,634
                                                      -------         -------
                                                      $60,298         $98,918
                                                      =======         =======


See notes to consolidated condensed financial statements.

                            CYBEX INTERNATIONAL, INC.
                             (FORMERLY LUMEX, INC.)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                                              (unaudited)
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          1996            1995
                                                          ----            ----
                                                         (Dollars in thousands)
OPERATING ACTIVITIES:

Net loss                                              $   (896)     $   (1,146)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
          Depreciation and amortization                  1,370           2,448
          Net changes in operating assets and
            liabilities                                (11,455)         (8,740)
          Change in net assets of discontinued
            operations                                  37,214             -0-
                                                      --------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                              26,233          (7,438)


INVESTING ACTIVITIES:

Purchase of property, plant and equipment                 (694)         (4,895)
Proceeds from sales and maturities of investments        2,476             -0-
Purchases of intangible assets                             (33)         (3,919)
Other                                                      -0-            (110)
                                                      --------       ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                  1,749          (8,924)

FINANCING ACTIVITIES:

Principal payments of short-term borrowings            (15,250)            -0-
Proceeds from short-term borrowings                        -0-           5,500
Proceeds from sales of leases                            4,341           4,491
Proceeds from long-term debt                             2,465             -0-
Principal payments of long-term debt                   (14,384)         (2,305)
Exercise of stock options                                  148              18
Common shares reacquired                                  (890)             (2)
Other                                                      -0-            (157)
                                                      --------       ---------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                (23,570)          7,545
                                                      --------       ---------

INCREASE (DECREASE) IN CASH                              4,412          (8,817)

CASH AND CASH EQUIVALENTS -- January 1                   1,798           9,746
                                                      --------       ---------
CASH AND CASH EQUIVALENTS -- June 30                  $  6,210       $     929
                                                      ========       =========



See notes to consolidated condensed financial statements.

                           CYBEX INTERNATIONAL, INC.
                             (FORMERLY LUMEX, INC.)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             (dollars in thousands)

NOTE 1 -- BASIS OF PRESENTATION

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

Effective with the approval of shareholders at the Company's annual meeting of shareholders on August 7, 1996, the Company's name was changed from Lumex, Inc. to CYBEX International, Inc.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 -- DISCONTINUED OPERATIONS

On April 3, 1996, the Company completed the sale of its Lumex Division (the "Division") to Fuqua Enterprises, Inc. ("Fuqua") for $40,750 in cash and, accordingly the net assets and operating results of the Division are reflected as discontinued operations. The sale agreement provides for a post closing adjustment to the sales price based on changes in the net assets of the Division from December 31, 1995, through the closing date. The Company has received notice from Fuqua that it is not in agreement with the recorded amount of certain of the net assets of the Division as of the closing date. Under the terms of the sale agreement, if the Company and Fuqua are unable to agree on the recorded amount of net assets, the disputed items will be submitted to arbitration by an independent accounting firm.

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost or market. Certain inventories are valued under the last-in first-out (LIFO) method. The estimated replacement cost of LIFO inventories exceeds stated LIFO cost by $1,551 and $1,500 at June 30, 1996, and December 31, 1995, respectively.

Inventories were as follows:
                                        June 30,                    December 31
                                          1996                          1995
                                          ----                          ----

          Finished goods                 $ 6,308                      $ 4,160
          Work in process                  4,259                        3,828
          Raw materials                    3,037                        4,036
                                         -------                      -------
                                         $13,604                      $12,024
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

NOTE 4 -- LONG-TERM DEBT

In May 1996, the Company borrowed $2,465 from a bank pursuant to a five year, 9.48% fixed rate term loan agreement. The term loan is payable in fifty seven equal principal installments plus interest which commenced June 15, 1996. The term loan is secured by an equivalent amount of specific lease receivables included in the Company's lease receivables.

NOTE 5 -- NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares and, if applicable, common share equivalents (dilutive stock options) outstanding during each year as appears below:

                                             1996                    1995
                                             ----                    ----

Three months ended June 30                4,413,590                4,348,212
Six months ended June 30                  4,415,247                4,353,240

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

On April 3, 1996, the Company completed the sale of substantially all the assets of its Lumex Division for $40,750,000 in cash. Accordingly, the results of operations of the Lumex Division have been reflected as discontinued operations.

The following discussion, including statistics presented, refers solely to continuing operations unless otherwise stated.

RESULTS OF OPERATIONS

The following table sets forth selected items from the consolidated statements of operations as a percentage of sales:

                                                           %                             %
                                      Quarter Ended       Inc.     Six Months Ended     Inc.
                                         June 30,        (Dec)         June 30,        (Dec)
                                      --------------     -----     ----------------    -----
                                      1996      1995                1996      1995
                                      ----      ----                ----      ----

Net sales                            100.0%    100.0%    14.6%     100.0%    100.0%     12.1%
Cost and expenses
   Cost of sales                      57.2      58.6      11.7      58.8      58.5      12.6
   Selling, general and               44.3      60.8     (16.5)     41.6      51.6      (9.4)
    administrative

Loss from continuing operations
    before income tax benefit         (0.4)    (18.3)               (1.3)     (9.0)

1996 vs. 1995:
- --------------

Net sales increased 14.6%, to $17,713,000 in the second quarter 1996 as compared to net sales of $15,457,000 in the second quarter 1995. For the first six months of 1996, net sales increased 12.1% to $37,789,000 as compared to $33,700,000 for the period in 1995. The quarterly sales growth was primarily attributable to significantly higher worldwide shipments of variable resistance training equipment, including the second generation VR2 products, and of commercial treadmills. Shipments of the NORM isokinetic extremity testing and rehabilitation unit were also higher in the second quarter 1996 compared to the second quarter 1995, principally due to the more reimbursement-friendly international market. Shipments of the Company's BIKE and SEMI were lower in the current year's second quarter and year-to-date compared to the same periods a year earlier, principally due to continued competitive pricing practices.

Gross margins improved, as a percentage of sales, to 42.9% in the second quarter 1996 as compared to 41.4% in the same quarter a year ago, largely the result of changing product mix and the impact in the prior year quarter of the startup costs of several major new products.

Selling, general and administrative expenses declined both in terms of dollars, and as a percentage of sales, to 44.3% for the second quarter 1996 compared to 60.8% for the same period a year earlier. Expense reductions put in place as part of the restructuring plan adopted in the fourth quarter 1995 resulted in lower overall selling and administrative costs, principally resulting from the realignment of the Company's sales and customer service departments. Product development costs were higher in 1995 due to accelerated efforts to complete the CYBEX NORM and VR2 product lines which were successfully introduced in mid 1995.

Interest expense declined significantly as the Company repaid approximately $28 million of bank debt from the proceeds received in the sale of the Company's Lumex Division in April 1996. Interest income declined due to lower average balances in the Company's lease receivable portfolio.

The Company has significant carryforward tax losses and has not taken any additional tax benefit for financial statement purposes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had a current ratio of 2.64 to 1 and working capital in excess of $26.7 million, including $6.2 million in cash and cash equivalents. The Company's financial condition considerably improved as a result of the sale of its Lumex Division, completed on April 3, 1996, for $40.75 million in cash.

Net cash provided by operating activities was $26.2 million during the first six months of 1996, including $37.2 million from the sale of the Company's Lumex Division on April 3, 1996. Cash used in continuing operations of approximately $11 million resulted largely from a $9.6 million decrease in accounts payable and accrued liabilities, including $2.1 million of payments made related to $8.2 million of non-recurring charges recorded in the fourth quarter 1995.

Cash provided by investing activities, in excess of $1.7 million, resulted primarily from sales and maturities of investments used to fund operating activities during the quarter.

Cash used in financing activities of $23.6 million resulted primarily from the repayment of short-term and long-term borrowings of $27.8 million from the proceeds received in the sale of the Lumex Division and was largely offset by $4.3 million received from periodic sales of lease receivables.

The Company has a $10 million bank line of credit under which, subsequent to the sale of its Lumex Division, there were no outstanding borrowings. Management expects the cash flow generated from its manufacturing operations plus the net proceeds from the sale of the Lumex Division will be sufficient to meet its general working capital and capital expenditure requirements, including those related to the restructuring of its continuing operations. The Company's finance subsidiary is expected to continue to support its working capital requirements through periodic sales of its lease portfolios to third party financial institutions.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits


         3(a).(1) Restated Certificate of Incorporation of Lumex, Inc., dated May 20, 1988. (filed herewith)

         3(a).(2) Certificate of Amendment of the Certificate of Incorporation of Lumex, Inc., dated May 30, 1988. (filed herewith)

         3(a).(3) Certificate of Amendment of the Certificate of Incorporation of Lumex, Inc., dated August 7, 1996. (filed herewith)

         10(xvii) Covenant Not to Compete, dated as of April 3, 1996, by and among the Company, Lumex Medical Products, Inc. (f/k/a MUL Acquisition Corp. I), MUL Acquisition Corp. II, and Fuqua Enterprises, Inc. (filed herewith)

         27         Financial Data Schedules (filed herewith)

         (b)   Reports on Form 8-K

               The Company filed a Current Report on Form 8-K, dated April 3, 1996, reporting in Item 2 the sale by the Company of its Lumex Division.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CYBEX INTERNATIONAL, INC.



Date: August 14, 1996                       By /s/ J. Raymond Elliott
                                                   J. Raymond Elliott
                                                   President and
                                                   Chief Executive Officer



Date: August 14, 1996                       By /s/ Robert McNally
                                                   Robert McNally
                                                   Sr. Vice President and
                                                   Chief Financial Officer

                                        EXHIBIT INDEX

Exhibit Number                              Description

         3(a).1 Restated Certificate of Incorporation of Lumex, Inc., dated May 20, 1988. (filed herewith)

         3(a).2 Certificate of Amendment of the Certificate of Incorporation of Lumex, Inc., dated May 30, 1988. (filed herewith)

         3(a).3 Certificate of Amendment of the Certificate of Incorporation of Lumex, Inc., dated August 7, 1996. (filed herewith)

         10(xvii) Covenant Not to Compete, dated as of April 3, 1996, by and among the Company, Lumex Medical Products, Inc. (f/k/a MUL Acquisition Corp. I), MUL Acquisition Corp. II, and Fuqua Enterprises, Inc. (filed herewith)

         27         Financial Data Schedules (filed herewith)