Form 10-Q
period 1996-09-30
CYBEX INTERNATIONAL INC
filed 1996-11-14
CIK 60876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                             ----------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 9/30/96.
                                                -------
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

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
                                                  ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On September 30, 1996, the registrant had outstanding 4,369,197 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            CYBEX INTERNATIONAL, INC.
                             (FORMERLY LUMEX, INC.)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                  (Dollars in thousands, except per share data)
                                   (unaudited)
                                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                     SEPTEMBER 30                 SEPTEMBER 30
                                                                              ------------------------      ------------------------
                                                                                 1996          1995           1996           1995
                                                                                 ----          ----           ----           ----

Net Sales                                                                     $ 19,074       $ 17,039       $ 56,863       $ 50,739

Cost and expenses:
   Cost of sales                                                                11,602         10,486         33,802         30,208
   Selling, general and administrative                                           7,557          8,965         23,289         26,337
   Other income                                                                    (52)          (207)          (142)          (445)
                                                                              --------       --------       --------       --------
                                                                                19,107         19,244         56,949         56,100
                                                                              --------       --------       --------       --------

Operating loss                                                                     (33)        (2,205)           (86)        (5,361)
Interest expense                                                                   119            480            778          1,134
Interest income                                                                    260            402            490          1,181
                                                                              --------       --------       --------       --------
Income (loss) from continuing operations
   before income tax benefit                                                       108         (2,283)          (374)        (5,314)
Income tax benefit                                                                 -0-           (817)           -0-         (1,901)
                                                                              --------       --------       --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                           108         (1,466)          (374)        (3,413)
    Income (loss) from discontinued
    operations, net                                                                -0-            549           (414)         1,350
                                                                              --------       --------       --------       --------
NET INCOME (LOSS)                                                             $    108       $    917       $    788       $ (2,063)
                                                                              ========       ========       ========       ========


INCOME (LOSS) PER SHARE OF COMMON STOCK:
   Continuing operations                                                      $   0.02       $  (0.34)      $  (0.09)      $  (0.78)
   Discontinued operations                                                        0.00           0.13          (0.09)          0.31
                                                                              --------       --------       --------       --------
NET INCOME (LOSS)                                                             $   0.02       $  (0.21)      $  (0.18)      $  (0.47)
                                                                              ========       ========       ========       ========



See notes to consolidated condensed financial statements.

                            CYBEX INTERNATIONAL, INC.
                             (FORMERLY LUMEX, INC.)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                  (unaudited)
                                                         SEPTEMBER 30,   DECEMBER 31,
                                                            1996             1995
                                                            -----            ----
                                                            (Dollars in thousands)
ASSETS
Current Assets
   Cash and cash equivalents                              $ 4,808         $ 1,798
   Investments                                                -0-           2,476
   Accounts receivable                                     18,157          22,482
   Inventories                                             12,451          12,024
   Lease receivables                                        2,811             574
   Net assets of discontinued operations                      -0-          37,214
   Other current assets                                     5,660           5,466
                                                          -------         -------
          Total Current Assets                             43,887          82,034

Property, plant and equipment, net                         13,001          13,291
Intangible assets                                           1,336           1,687
Lease receivables                                           2,016           1,402
Other assets                                                  405             504
                                                          -------         -------
                                                          $60,645         $98,918
                                                          =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                  $   -0-         $15,250
   Current maturities of long term debt                     1,655          14,330
   Accounts payable                                         4,875          10,874
   Other current liabilities                               10,119          13,888
                                                          -------         -------
          Total Current Liabilities                        16,649          54,342

Deferred income taxes                                       1,227           1,227
Long-term debt                                              3,280           2,715
Stockholders' Equity
   Common Stock, par value $.10 per share,
   authorized 15,000,000 shares, issued
   4,498,802 in 1996 and 4,458,354 in 1995                    450             446
   Capital surplus                                         17,485          17,128
   Retained earnings                                       23,313          24,101
   Treasury stock at cost (129,605 shares in 1996 and
    54,897 shares in 1995)                                 (1,506)           (629)
   Other                                                     (253)           (412)
                                                          -------         -------
          Total Stockholders' Equity                       39,489          40,634
                                                          -------         -------
                                                          $60,645         $98,918
                                                          =======         =======


See notes to consolidated condensed financial statements.

                            CYBEX INTERNATIONAL, INC.
                             (FORMERLY LUMEX, INC.)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------


                                                                     (unaudited)
                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 1996            1995
                                                                 ----            ----
                                                                (Dollars in thousands)
OPERATING ACTIVITIES:

Net loss                                                    $    (788)      $  (2,063)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
          Depreciation and amortization                         2,154           3,588
          Net changes in operating assets and liabilities     (14,943)        (18,099)
          Change in net assets of discontinued operations      37,214             -0-
                                                            ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            23,637         (16,574)


INVESTING ACTIVITIES:

Purchase of property, plant and equipment                      (1,096)         (7,418)
Proceeds from sales and maturities of investments               2,476             -0-
Purchases of intangible assets                                    (34)         (4,094)
Other                                                             -0-             (70)
                                                            ---------       ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                         1,346         (11,582)


FINANCING ACTIVITIES:

Principal payments of short-term borrowings                   (15,250)            -0-
Proceeds from short-term borrowings                               -0-          13,500
Proceeds from sales of lease receivables                        6,168           4,491
Proceeds from long-term debt                                    2,465           4,500
Principal payments of long-term debt                          (14,576)         (3,055)
Exercise of stock options                                         232              70
Common shares reacquired                                       (1,012)             (2)
Other                                                             -0-            (158)
                                                            ---------       ---------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                       (21,973)         19,346
                                                            ---------       ---------

INCREASE (DECREASE) IN CASH                                     3,010          (8,810)

CASH AND CASH EQUIVALENTS -- January 1                          1,798           9,746
                                                            ---------       ---------
CASH AND CASH EQUIVALENTS -- September 30                   $   4,808       $     936
                                                            =========       =========

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

NOTE 2 -- DISCONTINUED OPERATIONS

On April 3, 1996, the Company completed the sale of its Lumex Division (the "Division") to Fuqua Enterprises, Inc. ("Fuqua") for $40,750 in cash and, accordingly the net assets and operating results of the Division are reflected as discontinued operations. The sale agreement provides for a post closing adjustment to the sales price based on the change in the net assets of the Division from December 31, 1995, through the closing date. The Company has received notice from Fuqua that it is not in agreement with the stated amount of certain of the net assets of the Division as of the closing date. Under the terms of the sale agreement, if the Company and Fuqua are unable to agree on the recorded amount of net assets, the disputed items will be submitted to arbitration by an independent accounting firm for resolution.

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost or market. Certain inventories representing 38% and 33% of total inventories at September 30, 1996 and December 31, 1995, respectively, are valued under the last-in first-out (LIFO) method. The estimated replacement cost of LIFO inventories exceeds stated LIFO cost by $1,550 and $1,500 at September 30, 1996, and December 31, 1995, respectively.

Inventories were comprised of the following:



                                  September 30,                December 31
                                      1996                         1995
                                      ----                         ----

      Finished goods                $ 4,534                      $ 4,160
      Work in process                 3,590                        3,828
      Raw materials                   4,327                        4,036
                                    -------                      -------
                                    $12,451                      $12,024
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

NOTE 4 -- REVOLVING CREDIT AGREEMENT

In October 1996, the Company renewed and amended its credit facility to a committed Revolving Credit Agreement which provides up to $10 million through October 15, 1998, at the lower of the bank prime rate plus 1/4% or LIBOR plus 2.5% at the time of borrowing. The Company paid a $75,000 facility fee and pays a commitment fee of 1/4% based on the unused portion of the facility. The credit facility is principally secured by the Company's trade accounts receivable and inventories. The Agreement requires the Company to maintain certain financial ratios and comply with certain other restrictive covenants, including a restriction on the payment of dividends not to exceed twenty percent (20%) of current year's net income.

NOTE 5 -- NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and, if applicable, common share equivalents (dilutive stock options) outstanding during each year as appears below:


                                             1996                    1995
                                             ----                    ----

Three months ended Sept. 30               4,365,417                4,345,689
Nine months ended Sept. 30                4,400,341                4,350,488

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

RESULTS OF OPERATIONS

The following table sets forth selected items from the consolidated statements of operations as a percentage of sales:


                                                              %                              %
                                         Quarter Ended       Inc.     Nine Months Ended     Inc.
                                         September 30,      (Dec.)      September 30,      (Dec.)
                                        --------------      ------     --------------     -------
                                        1996      1995                 1996      1995
                                        ----      ----                 ----      ----
Net sales                              100.0%    100.0%      12.0%    100.0%    100.0%     12.1%
 Cost of sales                          60.8      61.6       10.7      59.5      59.5      11.9
 Selling, general and                   39.6      52.6      (15.7)     41.0      51.9     (11.6)
    administrative

Income/(loss) from continuing
operations before income tax benefit     0.6     (13.4)                (0.7)    (10.5)     93.0


1996 vs. 1995:
--------------

Net sales increased 12.0%, to $19,074,000, in the third quarter 1996 as compared to net sales of $17,039,000 in the third quarter 1995. For the first nine months of 1996, net sales increased 12.1%, to $56,863,000, as compared to $50,739,000 for the same period in 1995.

The quarter and year-to-date sales growth was primarily attributable to significantly higher worldwide shipments of CYBEX variable resistance training equipment, including the second generation VR2 products, and commercial treadmills, both introduced in mid 1995. Sales of the Company's other strength lines, free weight, plate-loaded and modular systems, were also higher in the periods, while shipments of the BIKE and SEMI were lower due to continued competitive pricing practices.

Gross margins improved to 39.2% during the third quarter 1996 compared to 38.4% in the third quarter 1995, due to a favorable product mix offsetting the impact of increased international shipments which have lower margins. The quarter to quarter margin comparisons were also affected by production start up costs incurred in the 1995 quarter for several major new products.

Selling, general and administrative expenses declined $1,408,000, and $3,048,000, for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. These expense reductions were largely attributable to the restructuring plan adopted in the fourth quarter of 1995, which included the realignment of the Company's sales and customer service departments, discontinuing its line of consumer products and workforce reductions. Product development expenses were higher in 1995 due to accelerated efforts to complete the CYBEX NORM and VR2 product lines which were successfully introduced in mid 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had a current ratio of 2.64 to 1 and working capital in excess of $27.2 million, including $4.8 million in cash and cash equivalents. The Company's financial condition considerably improved during 1996 as a result of the sale of its Lumex Division, completed on April 3, 1996, for $40.75 million in cash.

Net cash provided by operating activities was $23.6 million during the first nine months of 1996, including $37.2 million from the sale of the Company's Lumex Division on April 3, 1996. Cash used in continuing operations of approximately $13.6 million resulted largely from a $9.7 million decrease in accounts payable and accrued liabilities, including $2.7 million of payments made related to $8.2 million of non-recurring charges recorded in the fourth quarter 1995 and a $2.8 million increase in lease receivables.

Cash provided by investing activities, in excess of $1.3 million, resulted primarily from $2.5 million of sales and maturities of investments used to fund operating activities less $1.1 million in purchases of capital equipment during the quarter.

Cash used in financing activities of $21.9 million resulted primarily from the repayment of short-term and long-term borrowings of $27.8 million from the proceeds received in the sale of the Lumex Division less $6.1 million received from periodic sales of lease receivables.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders of the Company was held on August 7, 1996.

         (b)   Voting for the election of directors of the Company:

                                               For         Withheld
                                               ---         --------
               Kay Knight Clarke            4,298,593       37,181
               J. Raymond Elliott           4,301,248       34,526
               Thomas W. Kahle              3,736,067      599,707
               Robert R. McMillan           4,287,774       48,000

               4,312,439 shares were voted in favor of the proposal to approve an Amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to CYBEX International, Inc., with 14,754 shares voted against and 8,581 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

         10(xviii)  Amended and Restated Employment Agreement, dated May 9,
                    1996, between J. Raymond Elliott and the Company (filed herewith)

         10(xix) Severance Agreement, dated August 22, 1996, between Robert McNally and the Company (filed herewith)

         27         Financial Data Schedules (filed herewith)

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CYBEX International, Inc.
                                      -------------------------



Date: November 14, 1996               By  /s/ J. Raymond Elliott
      -----------------                  ---------------------------------
                                              J. Raymond Elliott
                                              President and
                                              Chief Executive Officer

Date: November 14, 1996               By /s/ Robert McNally
      -----------------                  ---------------------------------
                                             Robert McNally
                                             Sr. Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                   Description
--------------                   -----------

   10(xviii)   Amended and Restated Employment Agreement, dated May 9,
               1996, between J. Raymond Elliott and the Company (filed herewith)

   10(xix) Severance Agreement, dated August 22, 1996, between Robert McNally and the Company (filed herewith)

   27          Financial Data Schedules (filed herewith)