Form 10-K/A
period 1995-12-31
CYBEX INTERNATIONAL INC
filed 1997-03-27
CIK 60876

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-K/A

                                  -------------

                                 AMENDMENT NO. 2



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

                              2100 SMITHTOWN AVENUE
                           RONKONKOMA, NEW YORK 11779
                                 (516) 585-9000
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

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

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None
================================================================================

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Lumex, Inc. (the "Company") for the fiscal year ended December 31, 1995: (a) amends
Item 8 of Part II solely to correct a typographical error in the date of the Report of Independent Auditors and (b) amends Exhibit 23 of Item 14 of Part IV solely to correct a typographical error in the Consent of Independent Auditors.

                                    PART II
                                    -------

ITEM 8.
                                       F-2


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


                                                           /s/ ERNST & YOUNG LLP


Melville, New York
March 13, 1996, except for
  Notes B and E, as to which
  the date is April 4, 1996

                                     PART IV
                                     -------

ITEM 14.


(a) The following documents are filed or incorporated by reference as a part of this report:

       (3)        Exhibits
                  --------

         23                Consent of Ernst & Young LLP (filed herewith).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CYBEX International, Inc.
                                        (f/k/a Lumex, Inc.)
                                     -------------------------
                                           (Registrant)


                                     By: /s/ Robert McNally
                                         --------------------------
                                              Robert McNally
                                              Chief Financial Officer and
                                              Senior Vice President - Finance

Date: March 27, 1997

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                                                                PAGE
-----------                                                                ----


23                Consent of Ernst & Young LLP (filed herewith).