Form 10-Q/A
period 1996-06-30
CYBEX INTERNATIONAL INC
filed 1997-03-27
CIK 60876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

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

                            CYBEX INTERNATIONAL, INC.
                             (FORMERLY LUMEX, INC.)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                                              (unaudited)
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          1996            1995
                                                          ----            ----
                                                         (Dollars in thousands)
OPERATING ACTIVITIES:

Net loss                                              $   (896)     $   (1,146)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
          Depreciation and amortization                  1,370           2,448
          Net changes in operating assets and
            liabilities                                (11,455)         (8,740)
          Discontinued operations                          414             -0-
                                                      --------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                             (10,567)         (7,438)


INVESTING ACTIVITIES:
Proceeds from sale of discontinued
 operations, net of closing and other costs             36,800               -
Purchase of property, plant and equipment                 (694)         (4,895)
Proceeds from sales and maturities of investments        2,476             -0-
Purchases of intangible assets                             (33)         (3,919)
Other                                                      -0-            (110)
                                                      --------       ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                 38,549          (8,924)

FINANCING ACTIVITIES:

Principal payments of short-term borrowings            (15,250)            -0-
Proceeds from short-term borrowings                        -0-           5,500
Proceeds from sales of leases                            4,341           4,491
Proceeds from long-term debt                             2,465             -0-
Principal payments of long-term debt                   (14,384)         (2,305)
Exercise of stock options                                  148              18
Common shares reacquired                                  (890)             (2)
Other                                                      -0-            (157)
                                                      --------       ---------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                (23,570)          7,545
                                                      --------       ---------

INCREASE (DECREASE) IN CASH                              4,412          (8,817)

CASH AND CASH EQUIVALENTS -- January 1                   1,798           9,746
                                                      --------       ---------
CASH AND CASH EQUIVALENTS -- June 30                  $  6,210       $     929
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

Net cash used by operating activities was $10.6 million during the first six months of 1996. Cash used in continuing operations of approximately
$11 million resulted largely from a $9.6 million decrease in accounts payable and accrued liabilities, including $2.1 million of payments made related to $8.2 million of non-recurring charges recorded in the fourth quarter 1995.

Cash provided by investing activities of $38.5 million, included $36.8 million from the sale of the Company's Lumex Division on April 3, 1996, net of closing and other costs, and sales and maturities of investments used to fund operating activities during the quarter.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CYBEX INTERNATIONAL, INC.


Date: March 27, 1997                               By /s/ Robert McNally
                                                   Robert McNally
                                                   Sr. Vice President and
                                                   Chief Financial Officer