Form 10-Q/A
period 1996-09-30
CYBEX INTERNATIONAL INC
filed 1997-03-27
CIK 60876

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

                            CYBEX INTERNATIONAL, INC.
                             (FORMERLY LUMEX, INC.)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------


                                                                     (unaudited)
                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 1996            1995
                                                                 ----            ----
                                                                (Dollars in thousands)
OPERATING ACTIVITIES:

Net loss                                                    $    (788)      $  (2,063)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
          Depreciation and amortization                         2,154           3,588
          Net changes in operating assets and liabilities     (14,943)        (18,099)
          Discontinued operations                                 414             -0-
                                                            ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,163)        (16,574)


INVESTING ACTIVITIES:
Proceeds from sale of discontinued
   operations, net of closing and other costs                  36,800               -
Purchase of property, plant and equipment                      (1,096)         (7,418)
Proceeds from sales and maturities of investments               2,476             -0-
Purchases of intangible assets                                    (34)         (4,094)
Other                                                             -0-             (70)
                                                            ---------       ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                        38,146         (11,582)

FINANCING ACTIVITIES:

Principal payments of short-term borrowings                   (15,250)            -0-
Proceeds from short-term borrowings                               -0-          13,500
Proceeds from sales of lease receivables                        6,168           4,491
Proceeds from long-term debt                                    2,465           4,500
Principal payments of long-term debt                          (14,576)         (3,055)
Exercise of stock options                                         232              70
Common shares reacquired                                       (1,012)             (2)
Other                                                             -0-            (158)
                                                            ---------       ---------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                       (21,973)         19,346
                                                            ---------       ---------

INCREASE (DECREASE) IN CASH                                     3,010          (8,810)

CASH AND CASH EQUIVALENTS -- January 1                          1,798           9,746
                                                            ---------       ---------
CASH AND CASH EQUIVALENTS -- September 30                   $   4,808       $     936
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

Net cash used by operating activities was $13.2 million during the first nine months of 1996. Cash used in continuing operations of approximately $13.6 million resulted largely from a $9.7 million decrease in accounts payable and accrued liabilities, including $2.7 million of payments made related to $8.2 million of non-recurring charges recorded in the fourth quarter 1995, and a $2.8 million increase in lease receivables.

Cash provided by investing activities of $38.1 million included $36.8 million from the sale of the Company's Lumex Division on April 3, 1996, net of closing and other costs, and $2.5 million of sales and maturities of investments used to fund operating activities less $1.1 million in purchases of capital equipment.

Cash used in financing activities of $22.0 million resulted primarily from the net repayment of short-term and long-term borrowings of $27.4 million from the proceeds received in the sale of the Lumex Division less $6.1 million received from periodic sales of lease receivables.

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

                                      CYBEX International, Inc.


Date: March 27, 1997                  By /s/ Robert McNally
                                         ---------------------------------
                                             Robert McNally
                                             Sr. Vice President and
                                             Chief Financial Officer