Form 10-K
period 1996-12-31
CYBEX INTERNATIONAL INC
filed 1997-03-28
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
     Title of Each Class                             which registered
--------------------------------------------------------------------------------

Common Stock, $.10 Par Value                     American Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997

                  Common Stock, $.10 Par Value -- $35,334,652
--------------------------------------------------------------------------------

The number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1997

                Common Stock, $.10 Par Value -- 4,378,379 shares
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement, which involves the election of directors, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

                                     PART I
ITEM 1.           BUSINESS

GENERAL

CYBEX International, Inc., formerly Lumex, Inc. (the "Company"), designs, develops, manufactures and sells/distributes strength training and cardiovascular exercise equipment used in fitness conditioning, sports medicine and rehabilitation. These products are marketed under a number of trademarks leading with the name CYBEX(R). The Company operates in one industry segment, the exercise equipment industry, which includes institutional fitness facilities, sports teams, research/educational centers, hospitals, private practice physical therapy clinics and rehabilitation centers.

On April 3, 1996, the Company sold substantially all of the assets of its Lumex Division business, as more fully described below under the caption "Restructuring Plan".

On December 27, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby a wholly-owned subsidiary of the Company would be merged with and into Trotter Inc. ("Trotter"), a manufacturer of premium quality cardiovascular and strength equipment for the home and commercial fitness markets. The Merger Agreement is more fully described under the caption "Recent Developments".

The Company has a wholly-owned finance subsidiary, CYBEX Financial Corp. ("CFC"), which provides capital equipment financing for CYBEX products primarily to its domestic customer base. CFC is operated as a separate business unit with separate profit and loss responsibilities.

Founded in 1947, the Company is a New York based corporation. Its executive offices are currently located at 2100 Smithtown Avenue, Ronkonkoma, New York 11779; the telephone number is (516) 585-9000.

RESTRUCTURING PLAN

In December 1995, the Board of Directors of the Company announced a strategic plan to restructure the Company's operations which included the decision to sell the Lumex Division business. The Lumex Division had been engaged in the healthcare industry for 49 years designing, manufacturing and marketing a wide range of specialty patient seating, bath safety products, mobility products and therapeutic support systems for use by patients at home and in health care facilities such as hospitals and nursing homes.

On April 3, 1996, the Company completed the sale of substantially all the assets of its Lumex Division to Fuqua Enterprises, Inc. ("Fuqua") for $40,750,000 in cash. Accordingly, the Company has reflected the results of operations of the Lumex Division as Discontinued Operations for financial statement purposes for all years presented, as further described in Note B to the accompanying consolidated financial statements.

The asset sale agreement with Fuqua contains representations, warranties, covenants and indemnification provisions of the Company customary for transactions of this type. The representations, warranties and covenants of all parties to the agreement generally survive for one year after the date of closing. The agreement also provides for a post-closing adjustment to the sales price based on the change in the net assets of the Lumex Division from December 31, 1995, through the closing date. The Company has received notice from Fuqua that Fuqua believes the stated amount of the net assets of the Lumex Division as of the closing date are overstated by $9.3 million. The

Company has determined to proceed to arbitration to resolve this dispute. An initial submission to the arbitrator was made by Fuqua in March 1997, and the Company's initial submission is due on or about April 25, 1997. Fuqua has also notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. The Company recorded a $4.0 million charge to discontinued operations in 1996 ($3.6 million in the fourth quarter) representing a change in its estimated loss on the sale of the Lumex Division including accruals for professional fees and other expenses.

In connection with the December 1995 restructuring announcement, the Company also initiated a plan to restructure its remaining CYBEX operations to improve manufacturing processes, increase productivity and competitiveness and sharply reduce operating expenses. As part of its efforts to reduce operating costs the Company consolidated its separate rehabilitation and fitness sales forces into one combined group, phased down production of unprofitable product lines and eliminated approximately 75 sales, administrative and engineering positions. The Company recorded a 1995 fourth quarter charge to earnings of approximately $8.2 million before taxes, which charges included, among other items, severance payments related to organizational restructuring of the CYBEX business and the writedown of inventories specific to its older rehabilitation products (see Note C to the consolidated financial statements).

PRODUCTS

The Company develops, manufactures, distributes and services fitness and rehabilitation equipment. These products can generally be grouped into three major categories: strength systems; cardiovascular exercise products; and testing and rehabilitation products.

The contribution to net sales of the Company's strength systems, cardiovascular and testing and rehabilitation product lines over the past three years is as follows (dollars in millions):

                                                   1994                          1995                          1996
                                         --------------------------    --------------------------    --------------------------
                                            Net                            Net                           Net
                                           Sales         Percent          Sales         Percent         Sales         Percent
                                         -----------    -----------    ------------   ------------    -----------    -----------

Strength Systems                              $39.8            57%           $44.7            59%          $51.5            64%
Cardiovascular Products                        14.9             21            16.5             22           16.4             20
Testing and Rehab Products                     15.7             22            14.2             19           12.8             16
                                         -----------    -----------    ------------   ------------    -----------    -----------
                                              $70.4           100%           $75.4           100%          $80.7           100%
                                         ===========    ===========    ============   ============    ===========    ===========

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

In 1990, CYBEX Strength Systems were expanded to include the CYBEX "Modular Systems". This product line, while inheriting the advanced design and high performance features of the CYBEX variable resistance and free weight strength systems, introduced a revolutionary concept to the multi-gym field. Each Modular System may be configured to accommodate up to eight stations, including four selectorized weight and four body weight stations, from 25 available work stations all utilizing a fraction of the space that individual weight stations would require. The CYBEX "Tandem System" integrates two Modular Systems in a back-to-back format to create a circuit or expand a strength training area in a space-efficient manner.

The CYBEX Plate Loaded Series was introduced in 1994. Designed to combine the controlled resistance profile, convenience and safety of a variable resistance machine, it preserves the natural feel of free weights for people accustomed to working out with free weights while providing for low maintenance and a smaller space commitment for gym owners. This product line now includes 20 different machines.

In 1995, the Company introduced its VR2 second generation variable resistance weight training machines which included the unique patented Dual Axis Technology. Using this technology the exercise movement is defined by the user, rather than by the machine. Resistance is applied to the targeted muscle groups from two directions simultaneously, providing an increased exercise intensity, while retaining a biomechanically correct arc of movement. The CYBEX VR2 equipment offers a more attractive appearance, greater ease of use and additional safety features, such as a weight stack guard and locking aircraft pin. CYBEX VR2 provides for a natural complement to the original CYBEX VR Classic line. During 1996, the number of VR2 machines was expanded from 12 to 19.

In April, 1997, the Company plans to introduce a new 15 piece line of variable resistance weight training machines with shipments beginning in May. The New VR (also referred to internally as Metric) will be the natural successor to most of the units in CYBEX VR Classic line. The New VR is value engineered based on the experience gained most recently in the development of VR2, providing our customers with a high-quality competitively-priced line with the CYBEX signature feel and biomechanical correctness.

Cardiovascular Products - In 1992, the Company introduced THE BIKE, a cycle ergometer. THE BIKE was designed by integrating the most popular features that were identified by customer focus groups. These features include a biomechanically contoured design, numerous pre-programmed operating modes and profiles, as well as a durable structural steel frame and multi-position handle bars. A year later the Company expanded its offering of cardiovascular products to include THE SEMI. THE SEMI is a semi-recumbent cycle ergometer that incorporates the same features as THE BIKE and is designed to complement THE BIKE in both function and appearance. In April 1997, the Company will introduce both standard and "elite" models of a new low-cost Bike with shipments scheduled to begin in June. This new Bike will be structured to provide competitive price points and favorable margins. The standard model will incorporate specially designed features which emphasize the three major points of contact - the hands, feet and seat. The elite model will include heart rate, increased programming and the capability for RS232 ports and cardio-theater linking.

In 1995, the Company continued expanding its line of cardiovascular products to include THE MILL, a treadmill featuring the CYBEX Controlled Impact System. The Controlled Impact System allows the user to select from nine different settings, the firmness of the deck surface in response to their stride, weight and level of fitness. Other features include a computerized control panel, manual or pre-set workout profiles, inclines up to 15% and speeds from 1.0 to 12.0 mph. THE MILL is designed to provide a natural complement to the CYBEX family of cardiovascular products.

Fastex - In 1994, the Company acquired the exclusive worldwide rights to distribute FASTEX, a functional activity system for testing and exercise for use in the rehabilitation and commercial fitness markets. The FASTEX patented computer-guided, force measuring floor permits clinicians to objectively identify and quantify a patient's functional weaknesses or limitation. FASTEX can then be used as an exercise and training system to strengthen and improve the deficit while documenting the patient's progress through a series of computer prompted exercises created by the clinician to improve strength, stability, reaction time and patient confidence.

Testing and Rehabilitation Products - In 1995, the Company introduced NORM, its latest generation extremity testing and rehabilitation system. This testing and rehabilitation product utilizes isokinetic resistance to provide accurate and reproducible measurement of dynamic performance and functional capability. Isokinetic resistance is an automatically accommodating resistance which varies in opposition to the amount of force applied against it. NORM, which stands for Normative Outcomes for Rehabilitation Management, provides clinicians with instant access to the world's largest on-line isokinetic normative database which provides immediate objective documentation to assess patient needs. As with earlier generations of CYBEX testing and rehabilitation products, NORM provides clinicians with isokinetic concentric resistance, eccentric loading and continuous passive motion (CPM). These features, along with its twenty three standard set up patterns, compact design and windows-based software, enable clinicians to provide a comprehensive rehabilitation program at lower cost while opening up new markets through pre-placement screenings, return to work evaluations and worker compensation assessments.

As part of its strategic planning process, the Company is evaluating its isokinetic rehabilitation product line. Potential alternatives include relocating and continuing the operations, downsizing, selling or merging this product line. The Company's isokinetic products, sold principally to private practice physical therapists, sports medicine facilities and hospitals, have come under severe pressure in recent years primarily due to changes in the U.S. healthcare reimbursement system.

PRODUCT DEVELOPMENT

The Company employed 26 persons as part of its New Product Development Group at December 31, 1996, to improve existing products and develop new designs. This group has expertise in mechanical and electrical design, isokinetic technology, computer applications, software design and development, and application and integration of sophisticated technology to functional biomechanics.

The Company also uses independent health care professionals and works closely with university researchers to review the Company's designs and test new products.

The cost of the Company's product development activities, including salaries and employee benefits, materials used and allocated facility expenses, amounted to $4,065,000 in 1994, $5,058,000 in 1995 and $3,990,000 in 1996. Product
development costs are expensed as incurred. Product development activities will continue to be a significant factor in the Company's long-term growth.

MARKETING, SALES AND SERVICES

CYBEX institutional fitness and rehabilitation products are marketed in the United States through 19 sales representatives and five independent sales agents supported by two directors of sales and two sales managers. Sales are made directly to users such as professional sports teams, university physical education and physiology departments, gym owners, health clubs, orthopedic surgeons, hospital physical therapy departments, private practice physical therapists, sports medicine clinics, medical research laboratories and individuals.

International markets are served by an in-house staff of 11 people who coordinate the efforts of 60 worldwide distributors. To coordinate, expand and improve its sales and servicing efforts in Europe, including Russia, Africa and the Middle East, the Company entered into a joint venture agreement to form a new company, CYBEX Forza International, Ltd. The joint venture is 50% owned by the Company and 50% owned by The Forza Group Ltd. ("Forza"), the Company's distributor in the United Kingdom. Under the terms of the agreement, the Company sells its products to the joint venture on a cost-plus basis while Forza will manage the sales, marketing and administrative efforts of the joint venture. The new venture will also pursue selective European based manufacturing opportunities. In addition to the Company's products, the joint venture will distribute other notable fitness products including, but not limited to, Cross Conditioning, The Step Company, Quinton, Tectrix and Reebok fitness products (U.K.). Both Forza and the Company will share equally in the net profits of the joint venture. Upon consummation of the merger, the existing joint venture arrangement will be terminated and be replaced by a new agreement with Forza with different transfer pricing, terms and geography.

Early in 1993 the Company formed a subsidiary, CYBEX Fitness Gerate Vertrieb GmbH, to exclusively handle the German fitness market, and also opened an office in Japan to address the growing needs of the Asia-Pacific markets.

CYBEX contracts with independent licensed physical therapists who provide on-site training to customers on equipment use and clinical applications. They also assist with marketing efforts and provide design and operational feedback to management as to the actual field performance of new products and accessories.

Through a third party service provider, the Company offers customer installations, emergency service, preventative maintenance and extended warranty contracts throughout the United States.

CYBEX products have frequently been used by university and medical research facilities for testing and measurement of protocols. Published results of accredited research, now totaling over 1,000 independent articles, are made available to customers attesting to the accuracy, effectiveness, validity and reproducibility of the results of CYBEX products.

The Company's product lines are advertised in trade and professional journals and are supported by extensive literature, public service booklets and audio-visual presentations, which are developed and prepared by the Company's marketing and support staff. CYBEX products are also shown at numerous trade shows, exhibits and seminars.

The Company offers lease financing for its products to its customers through CFC, its wholly-owned finance subsidiary. The Company periodically enters into agreements to sell lease receivables to financial institutions to provide continuous funding for its leasing programs.

Export sales for the three years ended December 31, 1994, 1995 and 1996, were $16,880,000, $21,585,000, and $26,017,000, respectively. No single geographic area outside of the United States was material relative to consolidated sales, operating profits or identifiable assets. Export sales of the Company are subject to normal risks, such as protective tariffs and export/import controls. However, since the majority of these sales are to countries with stable political environments and payments are made in U.S. dollars, the Company believes such political and foreign exchange risks are minimal.

MANUFACTURING AND SOURCES OF SUPPLY

The Company's manufacturing techniques make use of metal fabrication, electronic processes, hardware and software integration. Raw materials and purchased components are comprised primarily of aluminum and steel tubing, hydraulic and electronic components, precision parts, milled products and upholstery. These materials are machined, welded, finished, upholstered and assembled to create finished products. Circuit boards for computerized controls are also assembled in house.

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

PATENTS AND LICENSES

The Company continuously focuses its efforts towards improving existing products and developing new designs and technology. As these improvements and designs are developed, the Company regularly files for exclusive patent applications both domestically and internationally. When necessary, the Company will protect its patents and patent rights through legal recourse. Nevertheless, the Company does not believe that patent protection or the expiration of a patent will have a significant impact on its operations. The Company believes that its position in the exercise equipment industry depends on its expertise in designing, engineering, production and marketing skills achieved through 26 years of experience.

COMPETITION

The Company's Strength Systems product line has extensive competition from other companies selling institutional weight training and exercise equipment. However, the Company continues to be a leading manufacturer of strength systems and has the resources to continue increasing market share through its emphasis on product development and marketing.

CYBEX cardiovascular systems have extensive competition from other companies who have much larger market share positions than CYBEX in this product category and who sell into both commercial fitness and rehabilitation markets.

The Company believes its leadership positions and future growth is largely dependent upon new product innovation, product quality, diversity of features, customer service and pricing. No single customer accounted for more than 10% of net sales in 1994, 1995 or 1996.

GOVERNMENTAL REGULATION

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

The Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and regulations issued or proposed thereunder, provide for regulation by the FDA of the manufacture of medical devices including some of the Company's products. These regulations include requirements that owners and operators of establishments engaged in the manufacture of medical devices must register with the FDA and furnish lists, updated periodically, of devices manufactured by them. There are also certain requirements of state, local and foreign governments which must be complied with in the manufacture and marketing of the Company's products. To date, the Company has not experienced any significant difficulty in complying with the requirements imposed upon it by the FDA or other government agencies.

The Company's operations are subject to federal, state and local laws and regulations relating to the environment. The Company regularly monitors and reviews its operations and practices for compliance with these laws and regulations, and the Company is in material compliance with such environmental laws and regulations. Despite these compliance efforts, some risk of liability is inherent in the operation of the business of the Company as it is with other companies engaged in similar businesses. There can be no assurance that the Company will not incur significant costs in the future for environmental compliance.

ASSOCIATES

The Company employed 573 associates as of December 31, 1996, of whom 437 are engaged in various manufacturing, quality control, engineering, research and development, shipping and warehousing operations. There are 136 associates engaged in administration, marketing and sales. Approximately 47 of the associates who are directly engaged in manufacturing and other production at the Company's Ronkonkoma facility are covered by a collective bargaining agreement which expires in 1999.

RECENT DEVELOPMENTS

Merger Agreement - On December 27, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby a wholly-owned subsidiary of the Company would be merged with and into Trotter Inc. ("Trotter"), a manufacturer of premium quality cardiovascular and strength equipment for the home and commercial fitness markets. Pursuant to the terms of the Merger Agreement all of the shares of the common stock, $.01 par value ("Trotter Common Stock"), of Trotter issued and outstanding at the effective time shall be converted into the right to receive, and shall be exchanged for, the number of fully-paid and non-assessable CYBEX Common Shares (rounded upward to the nearest whole share) which, upon issuance together with the holders of options to purchase Trotter Common Stock, shall equal 50.001% of all CYBEX Common Shares issued and outstanding on a fully diluted basis, calculated using the treasury stock method for outstanding stock options and assuming a price of $9.75 per share for the CYBEX Common Stock, immediately following the effective time. The Merger is subject to the satisfaction of certain conditions including the approval by the Company's shareholders.

Sale of Ronkonkoma, New York Facility - The Company has signed an agreement to sell its manufacturing, warehouse and office facilities located in Ronkonkoma, New York for $4.5 million. The facility is subject to an industrial revenue bond with an outstanding principal balance of $615,000. The sale of this facility is expected to be finalized in the second quarter of 1997 and result in a gain for financial statement purposes. The Company plans on moving its Ronkonkoma operations, including manufacturing, to a smaller leased facility in the same geographic area.

Isokinetics Rehabilitation Product Line - As part of its strategic planning process, the Company is evaluating its isokinetic rehabilitation product line. Potential alternatives including relocating and continuing operations, downsizing, selling or merging this product line. The Company's isokinetic products, sold principally to private practice physical therapists, sports medicine facilities and hospitals, have come under severe pressure in recent years primarily due to changes in the U.S. healthcare reimbursement system.

European Joint Venture - In 1996, the Company entered into a joint venture agreement to form a new company, CYBEX Forza International, Ltd., to coordinate, expand and improve its sales and servicing efforts in Europe, as well as Russia, Africa and the Middle East. The joint venture is equally owned by the Company and The Forza Group Ltd. ("Forza"), the Company's distributor in the United Kingdom. Under the terms of the agreement, the Company sells its products to the joint venture on a cost-plus basis while Forza will manage the sales, marketing and administrative efforts of the joint venture. The new venture will also pursue selective European based manufacturing opportunities. In addition to the Company's products, the joint venture will distribute other notable fitness products, including but not limited to, Cross Conditioning, The Step Company, Quinton, Tectrix and Reebok fitness products (U.K.). Both Forza and the Company will share equally in the net profits of the joint venture. Upon consummation of the merger, the existing joint venture arrangement will be terminated and be replaced by a new agreement with Forza with different transfer pricing, terms and geography.

ITEM 2.           PROPERTIES

The following table describes the Company's major facilities:

                                                            Approximate
                                                               Area
                     Location                                (sq. ft)                                 Use
---------------------------------------------------      ------------------     ------------------------------------------------
Owned Facilities:
         Ronkonkoma, New York                                      110,000      Executive offices, manufacturing and warehouse
                                                                                     facility
         Owatonna, Minnesota                                       210,000      Offices, manufacturing and warehouse facility

Leased Facilities:
         Woodinville, Washington                                    30,270      Offices, manufacturing and warehouse facility

         Colorado Springs, Colorado                                 27,000      Executive, sales and admin. offices
         Colorado Springs, Colorado                                  3,700      Research and development
         Limburgerhof, Germany                                       6,100      Sales and administration

The Company has agreed to sell its Ronkonkoma, New York facility. See "Recent Developments" for additional information.

The Company is also closing its Woodinville, Washington facility in the first quarter of 1997, transferring its treadmill manufacturing operations to another facility. For additional information see Note C to the Company's consolidated financial statements.

All the facilities are well maintained and kept in good repair.

Additional information concerning the financing of the Company's owned facilities is described in Note E to the Company's consolidated financial statements.

ITEM 3.            LEGAL PROCEEDINGS

The Company is not presently involved in any legal proceedings which, in its opinion, are material to its financial condition.

As a manufacturer of fitness and rehabilitation products, the Company is inherently subject to the hazards of product liability litigation; however, the Company has maintained, and expects to continue to maintain, insurance coverage which the Company believes is adequate to protect against these risks.

The Company and Fuqua have disagreed with respect to certain proposed adjustments to the purchase price in connection with the sale of the Lumex Division and have determined to proceed to arbitration to resolve this dispute. Fuqua has also notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. For additional information see Note B to the Company's consolidated financial statements.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.
                                     PART II

ITEM 5.            MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

The Company's common shares are traded on the American Stock Exchange (AMEX). The Company's Amex symbol is CYB.

The following table shows the high and low market prices as reported by the
AMEX:

                                                    1996                                     1995
                                                    ----                                     ----
Calendar                                      High          Low                       High         Low
--------                                      ----          ---                       ----         ---
First Quarter                                 14.13         9.13                     15.13        11.25
Second Quarter                                12.88        10.25                     13.75        10.50
Third Quarter                                 12.13         9.75                     12.13         9.50
Fourth Quarter                                11.88         9.00                     11.75         8.63

As of February 28, 1997 there were approximately 556 common shareholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

The Company has not paid any dividends since August 1990. The Company's ability to pay dividends is limited to 20% of its net income by the terms of its financing arrangements with the Town of Islip Industrial Development Agency (see Note E to the Company's consolidated financial statements).

On December 31, 1996, the Company issued 1,250 shares of its common stock from treasury to John C. Spratt, for serving as Chairman of the Board of the Directors. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.             SELECTED FINANCIAL DATA

The following information has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1996. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this report. Statement of operations data has been restated to reflect only the results from continuing operations (see Note B to the consolidated financial statements).

                                                                             Year Ended December 31,
                                                ----------------------------------------------------------------------------------
                                                    1992             1993            1994             1995             1996
                                                --------------   --------------  --------------   --------------   --------------
                                                                      (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                             $53,849          $54,780         $70,420          $75,448          $80,711
Cost of sales                                          28,891           32,225          41,757           45,624           48,405
                                                --------------   --------------  --------------  ---------------  ---------------
     Gross profit                                      24,958           22,555          28,663           29,824           32,306
Selling, general and administrative
      expenses                                         22,325           25,960          28,440           44,143           32,718
                                                --------------   --------------  --------------  ---------------  ---------------
     Operating income (loss)                            2,633          (3,405)             223         (14,319)            (412)
Interest expense                                        (245)            (367)         (1,143)          (1,723)            (882)
Interest income                                           685            1,134           2,048            1,582              650
Loss from joint venture                                    --               --              --               --            (159)
                                                --------------   --------------  --------------  ---------------  ---------------
Income (loss) from continuing operations
     before income tax provision (benefit)
                                                        3,073          (2,638)           1,128         (14,460)            (803)
Income tax provision (benefit)                            854          (1,333)             135          (3,344)               32
                                                --------------   --------------  --------------  ---------------  ---------------

Income (loss) from continuing operations
                                                     $  2,219        $ (1,305)        $    993        $(11,116)           $(835)
                                                ==============   ==============  ==============  ===============  ===============

Income (loss) per share of Common
     Stock from continuing operations              $      .51      $     (.31)       $     .23       $   (2.55)           $(.19)
                                                ==============   ==============  ==============  ===============  ===============

Weighted average number of
     common shares                                      4,325            4,201           4,315            4,351            4,392
                                                ==============   ==============  ==============  ===============  ===============


                                                                                  December 31
                                                ---------------------------------------------------------------------------------
                                                    1992             1993            1994             1995             1996
                                                --------------   --------------  --------------   --------------   --------------
                                                                                 (in thousands)
BALANCE SHEET DATA:
Working capital                                       $30,863          $31,702         $37,158          $27,692          $24,629
Net assets of discontinued
     operations                                            --               --              --           37,214               --
Total assets                                           69,037           85,766          94,168           98,918           63,487
Long-term debt (net of current
maturities)                                             5,131           12,076          12,771            2,715            1,986
Stockholders' equity                                   47,970           48,736          52,637           40,634           35,538


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 3, 1996, the Company completed the sale of substantially all the assets of its Lumex Division for $40,750,000 in cash. Accordingly, the results of operations of the Lumex Division have been reclassified as discontinued operations.

The following discussion, including statistics presented, refers solely to continuing operations unless otherwise stated.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data from the Selected Financial Data in Item 6 of this Report, presented both as a percentage of net sales and as a percentage change from the prior year:

                                                         Year Ended December 31,                          % Inc. (Dec.)
                                                         -----------------------                          -------------
                                                                                                  1995 vs.           1996 vs.
                                                                                                  ---------          --------
                                                 1994              1995              1996            1994               1995
                                                 ----              ----              ----            ----               ----
Net sales                                           100.0%           100.0%            100.0%            7.1%              7.0%
Cost of sales                                         59.3             60.5              60.0             9.3               6.1
                                             --------------     ------------     -------------
Gross profit                                          40.7             39.5              40.0             4.1               8.3
 Selling, general and administrative
     expenses                                         40.4             58.5              40.5            55.2            (25.9)
                                             --------------     ------------     -------------
Operating income (loss)                                 .3           (19.0)             (0.5)              *                 *
Interest expense                                     (1.6)            (2.3)             (1.1)            50.7            (48.8)
Interest income                                        2.9              2.1               0.8          (22.8)            (58.9)
Loss from joint venture                                 --               --             (0.2)
                                             --------------     ------------     -------------
Income (loss) from continuing operations
     before income taxes                              1.6%          (19.2)%            (1.0)%              *                 *
                                             ==============     ============     =============

*  Not meaningful

1996 VS. 1995:

Continuing operations in 1996 resulted in a loss of $835,000, compared to a loss of $11,116,000 in 1995. Included in these results were $2.2 million and $10.2 million of one-time and nonrecurring charges in 1996 and 1995, respectively, which have been reflected in selling, general and administrative expenses.

Net sales increased 7.0% in 1996, to $80,711,000, as compared to $75,448,000 in 1995. Excluding shipments of consumer fitness equipment phased out in December 1995, net sales increased 11.6%.

Shipments of the Company's institutional strength products grew 18%, fueled by the continued strong growth of the VR2, the Company's second generation variable resistance weight training machines; plate loaded; and free weight product lines. Shipments of cardiovascular products grew 5%, as the growth in the institutional treadmill line more than offset lower shipments of the Bike and the Semi.

Sales to the domestic rehabilitation market were flat compared to the prior year as the strong growth in shipments of both strength and cardiovascular fitness products to this market offset the continued decline in shipments of isokinetic rehabilitation products. The decline in isokinetic rehabilitation product shipments resulted from the impact of less selling activity from a consolidated sales force, national healthcare reimbursement issues and the continued emphasis on managed care.

International sales rose 20.5% as strong growth in shipments of both strength and cardiovascular products more than offset a small decline in shipments of isokinetic rehabilitation products.

Cost of sales as a percentage of sales improved to 60% in 1996, as compared to 60.5% in 1995. The improvements came primarily from a more favorable product mix and increased production efficiencies for products introduced in the prior year, offset by the impact of increased international shipments which have lower margins.

Selling, general and administrative ("SG&A") expenses were $11,425,000 lower in 1996 compared to 1995. Excluding nonrecurring and one-time charges of $10,200,000 in 1995 and $2,200,000 in 1996, SG&A expenses were $3.4 million lower in 1996 as compared to 1995, despite higher sales levels. These expense reductions were largely attributable to the restructuring plan initiated in the fourth quarter of 1995 which included, among other things, the consolidation of the separate fitness and rehabilitation sales forces, the realignment of the customer service department, phase out of consumer fitness products and general workforce reductions.

Included as part of the nonrecurring and infrequent charges recorded in 1996 were the following:

- $540,000 of incremental costs incurred for the prospective merger with Trotter Inc.

- $900,000 of expenses related to the closing of the Company's Woodinville manufacturing facility and phase out of the consumer fitness product line.

- $380,000 of costs related to the relocation of the Company's head offices to Colorado.

- $380,000 of other expenses, including consulting fees paid related to the completion of the first phase of the Company's overall systems upgrade project.

Product development expenses, included in SG&A expenses, were $4.0 million in 1996, approximately $1.0 million lower than the prior year, the result of workforce reductions after the completion in 1995 of the CYBEX Norm and VR2 product lines.

Interest expense was $841,000, or 48.8% lower in 1996 as compared to 1995 primarily due to lower average outstanding balances as the Company repaid $28 million of borrowings in April 1996 from proceeds received from the sale of the Lumex Division.

Interest income declined $932,000, or 58.9%, in 1996 as compared to 1995 due to lower average outstanding balances held in the Company's lease receivable portfolio.

The Company has recorded refundable taxes of $2,718,000 resulting from net operating losses incurred in 1995 and 1996. The Company has significant carryforward tax losses and has not recorded any additional tax benefit for financial statement purposes.

1995 VS. 1994:

Continuing operations in 1995 resulted in a net loss of $11,116,000, compared to net income in the prior year of $993,000. The loss is attributable primarily to nonrecurring charges in 1995, which have been reflected in selling and administrative expense.

Net sales increased 7.1% to $75,448,000 in 1995, as compared to $70,420,000 in 1994. Sales to the domestic institutional fitness market grew more than 11% in 1995 as compared to 1994, fueled by the introduction of VR2, its second generation variable resistance weight training machines, and continued strong growth of the CYBEX Plate Loaded Series, introduced in 1994. Sales of cardiovascular products were lower in 1995 as severe competitive pricing practices impacted shipments of THE BIKE and THE SEMI, more than offsetting sales of the new Q45 institutional treadmill.

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

International sales grew 27.8% as product shipments increased significantly into both the rehabilitation and institutional fitness market segments.

Cost of sales increased to 60.5% of sales in 1995 from 59.3% of sales in 1994 as the benefits of increased production volume and product mix were more than offset by start up manufacturing costs for new products, higher raw material costs and a larger proportion of shipments being made to the international market where product pricing is lower.

Selling, general and administrative costs rose 55.2% to $44,143,000 in 1995 as compared to $28,440,000 in 1994, due in large part to the nonrecurring charges recorded in the fourth quarter of 1995 of approximately $8.2 million and additional one-time charges of approximately $2.0 million recorded earlier in the year. Included as part of the nonrecurring charges recorded in the fourth quarter were the following:

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

Product development expenses, included in SG&A, increased 24.4% or $993,000, to $5,058,000 in 1995 due to planned increases in spending to accelerate the development and introduction during 1995 of major new products including the VR2 product line, NORM and the Q45 institutional treadmill.

Selling, general and administrative costs in 1995 also included increased costs in the expansion of international markets, the amortization of rights and licenses acquired in 1995, higher shipping costs and were further impacted by favorable experience in self-insurance reserves in 1994 not repeated in 1995.

Interest expense rose to $1,723,000 in 1995 compared to $1,143,000 in 1994 principally due to increased borrowings.

Interest income was 22.8% lower in 1995 than 1994 due to lower average balances held in the Company's lease portfolio as the Company regularly sold portions of its portfolio to provide continued funding for its leasing activities.

The effective tax benefit rate for continuing operations in 1995 was 23.1%, the result of a deferred tax valuation allowance of $2,698,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's working capital was approximately $24.6 million, including cash and cash equivalents of $7.1 million; its current ratio was 2.0 to 1; and total long-term borrowings were less than $5.8 million. The Company's financial condition was improved by the sale of the Lumex Division, completed on April 3, 1996, for $40.75 million in cash.

Cash used in operating activities in 1996 was $8.3 million. Excluding the impact of the leasing activities of CFC and payments made related to $8.2 million of nonrecurring charges recorded in the fourth quarter of 1995, the continuing operations provided $4.5 million of cash. The Company's lease financing programs for customers resulted in $9.7 million of new leases being written during 1996, which have been or are expected to be refinanced through periodic sales of bundled leases to third party financial institutions. Proceeds received from the sales of the leases are included in financing activities discussed below. During 1996, the Company also made payments totaling more than $3.1 million related to nonrecurring charges. Cash was generated from improved asset management, including a $1.9 million reduction in trade receivables and a $2.1 million reduction in inventories.

In 1995, cash used in operating activities, excluding leasing activities and payments made for nonrecurring charges, was $8.8 million, primarily resulting from a $5.7 million increase in trade receivables from strong fourth quarter shipments and an increase of $2.6 million in inventories related to new products introduced in 1995. Cash used for new leases written in 1995 was $9.2 million and payments for nonrecurring charges totaled $500,000.

Cash provided by investing activities in 1996 was $37.8 million principally resulting from the sale of the Lumex Division in April, 1996. Cash used in investing activities in 1995 was $2.0 million, the result of capital expenditures and the purchase of certain licenses and rights related to the Fastex product.

Capital expenditures, principally funded from operations and long-term debt, were $2,089,000, $3,638,000 and $1,061,000 in 1994, 1995 and 1996, respectively.

Cash used in financing activities was $20.3 million in 1996, reflecting the net effect of the repayment of $30 million of short and long-term debt from the proceeds from the sale of the Lumex Division and the proceeds received from sales of lease receivables of $7.0 million and $2.5 million of a term loan secured by lease receivables. In 1995, financing activities provided $24.0 million in cash principally from $15.7 million of net short and long-term borrowings and $8.3 million from the sale of leases.

The Company sells portions of its lease portfolio under several different limited or full recourse programs. Leases are secured by the equipment sold as well as personal guarantees and often require cash down payments. These provisions, combined with the Company's ability to refurbish and re-market returned equipment, have effectively limited the Company's exposure to losses on lease defaults. Losses under these programs were not significant during the past three years.

At December 31, 1996, the Company's long-term debt represented 6% of total equity. The Company has a $5 million bank line of credit under which, subsequent to the sale of the Lumex Division, there have been no outstanding borrowings. Management expects the cash flow generated from its operations and the sale of its Ronkonkoma, New York manufacturing facility, together with vendor financing available for capital equipment purchases will be sufficient to meet its capital expenditure requirements (including $900,000 for a new powder coating system) and working capital needs, including the balance of payments of approximately $1.8 million, related to nonrecurring and one-time charges. CFC, the Company's finance subsidiary, is expected to support its operations through periodic sales of its lease portfolios to third party financial institutions. The sale of leases have varying recourse provisions and at December 31, 1996, the maximum contingent liability under such provisions was $9.2 million.

The merger requires the consents of Trotter and Company lenders and will result in the Company and Trotter not being in compliance with certain financial ratios and certain other restrictive covenants of their long-term debt agreements and credit facilities. In addition, the ongoing operations of CYBEX Financial Corp. require arrangements with third party financial institutions to provide funding to support its leasing programs.

The Company and Trotter believe they will be successful in obtaining the necessary waivers and consents from their lending institutions and in securing commitments from other financial institutions to continue to participate in purchasing portions of the Company's lease receivables. If such waivers and arrangements are not obtained, the Company and Trotter believe that other sources of financing will be available to support the needs of the combined operations.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Auditors..................................................................................F-2
Financial Statements:
  Consolidated Balance Sheets--December 31, 1995 and 1996.......................................................F-3
  Consolidated Statements of Operations--Years ended December 31,
    1994, 1995 and 1996.........................................................................................F-4
  Consolidated Statements of Stockholders' Equity--Years ended
    December 31, 1994, 1995 and 1996............................................................................F-5
  Consolidated Statements of Cash Flows---Years ended
    December 31, 1994, 1995 and 1996............................................................................F-6
  Notes to Consolidated Financial Statements....................................................................F-7


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

                         Report of Independent Auditors




Board of Directors and Stockholders
CYBEX International, Inc.

We have audited the accompanying consolidated balance sheets of CYBEX International, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CYBEX International, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


Melville, New York
March 6, 1997

                                       F-3
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

CONSOLIDATED BALANCE SHEETS
       (Dollars in thousands)
                                                                                                             DECEMBER 31,
                                                                                                    -------------------------------
                                                                                                        1995             1996
                                                                                                        ----             ----
ASSETS
Current Assets
     Cash and cash equivalents                                                                            $1,798           $7,068
     Investments                                                                                           2,476               --
     Accounts receivable                                                                                  22,482           20,364
     Inventories                                                                                          12,024            9,934
     Lease receivables                                                                                       574            2,144
     Property held for sale                                                                                   --            3,051
     Net assets of discontinued operations                                                                37,214               --
     Refundable income taxes                                                                               2,782            2,718
     Other current assets                                                                                  2,684            3,729
                                                                                                    -------------    -------------
          Total Current Assets                                                                            82,034           49,008
Property, Plant and Equipment
     Land                                                                                                    586              253
     Buildings and improvements                                                                            9,034            4,559
     Machinery and equipment                                                                              17,481           18,695
                                                                                                    -------------    -------------
                                                                                                          27,101           23,507
     Less accumulated depreciation                                                                      (13,810)         (13,849)
                                                                                                    -------------    -------------
                                                                                                          13,291            9,658
Lease receivables                                                                                          1,402            2,270
Intangible assets                                                                                          1,687            1,215
Other assets                                                                                                 504            1,336
                                                                                                    -------------    -------------
                                                                                                         $98,918          $63,487
                                                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short-term borrowings                                                                               $15,250          $    --
     Current maturities of long-term debt                                                                 14,330            3,776
     Accounts payable                                                                                     10,874            7,136
     Accrued liabilities                                                                                  13,888           13,467
                                                                                                    -------------    -------------
          Total Current Liabilities                                                                       54,342           24,379
Deferred income taxes                                                                                      1,227            1,584
Long-term debt                                                                                             2,715            1,986
Stockholders' Equity
     Common Stock, par value $.10 per share, authorized 15,000,000
shares,                              issued 4,458,354 shares in 1995; 4,510,068 shares in 1996               446              451
     Capital surplus                                                                                      17,128           17,591
     Retained earnings                                                                                    24,101           19,252
     Treasury stock, at cost (54,897 shares in 1995; 131,689 shares in 1996)                               (629)          (1,531)
     Unearned compensation expense                                                                         (412)            (225)
                                                                                                    -------------    -------------
          Total Stockholders' Equity                                                                      40,634           35,538
                                                                                                    -------------    -------------
                                                                                                         $98,918          $63,487
                                                                                                    =============    =============

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC.,
(FORMERLY LUMEX, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in thousands, except per share data)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------------
                                                                             1994             1995              1996
                                                                             ----             ----              ----
   Net sales                                                                  $70,420          $75,448            $80,711
   Cost of sales                                                               41,757           45,624             48,405
                                                                         -------------    -------------     --------------
        Gross profit                                                           28,663           29,824             32,306
   Selling, general and administrative expenses                                28,440           44,143             32,718
                                                                         -------------    -------------     --------------

        Operating income (loss)                                                   223         (14,319)              (412)
   Interest expense                                                           (1,143)          (1,723)              (882)
   Interest income                                                              2,048            1,582                650
   Loss from joint venture                                                         --               --              (159)
                                                                         -------------    -------------     --------------

   Income (loss) from continuing operations before income taxes                 1,128         (14,460)              (803)
   Income taxes                                                                   135          (3,344)                 32
                                                                         -------------    -------------     --------------

   Income (loss) from continuing operations                                       993         (11,116)              (835)

   Discontinued operations:
        Income (loss) from discontinued operations net of income tax
           provision of $1,437 in 1994 and $792 in 1995                         2,489            1,350                 --
        Loss on disposal, net of income tax benefit of $199 in 1995                --          (3,138)            (4,014)
                                                                         -------------    -------------     --------------

   Net income (loss)                                                           $3,482        $(12,904)           $(4,849)
                                                                         =============    =============     ==============

   Net income (loss) per share of common stock:
        Continuing operations                                                  $  .23        $  (2.55)           $  (.19)
        Discontinued operations                                                   .58            (.41)              (.91)
                                                                         =============    =============     ==============

        Net income (loss)                                                      $  .81        $  (2.96)           $ (1.10)
                                                                         =============    =============     ==============


See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC.                                                                Unrealized            Unearned
(formerly Lumex, Inc.)                               Common Stock   Capital  Retained  Gains/Losses  Treasury Compensation ESOP Loan
                                                   Shares Par Value Surplus  Earnings  on Investments Stock    Expense    Receivable
                                                   ------ --------- -------  --------  -------------- -----    -------    ----------
Balance at December 31, 1993                        4,305    $430   $15,829   $33,522                 $(879)                 $(165)
    Net Income                                                                 3,482
    Stock allocated under ESOP                                                                                                 310
    Loan to repurchase ESOP shares distributed                                                                                (60)
    Loan to repurchase 6,554 shares from
            Treasury                                                   13                               72                    (85)
    Exercise of stock options                        66       7       325
    Purchase of common shares                                                                          (57)
    Retirement of common shares                     (10)     (1)     (120)                              119
    Unrealized loss on investments                                                         ($225)
    Tax benefit derived from stock option plan                         120
                                                    ------  ------ -------     -----       -----       -----                  -----
Balance at December 31, 1994                        4,361    436     16,167    37,004      (225)       (745)                   ---
    Net loss                                                                  (12,904)
    Stock allocated under ESOP                                                                                                 291
    Loan to repurchase ESOP shares distributed                                                                                (159)
    Loan to repurchase shares from Treasury                           (32)                              164                   (132)
    Exercise of stock options                        15       2        75
    Retirement of common shares                                       (2)
    Unrealized gain on investments                                                          225
    Restricted stock issued                          65       6       673                                        $(673)
    Restricted stock canceled                                                                          (62)        55
    Common stock issued to Directors                  6       1        64                               14
    Common stock issued as compensation              11       1       152
    Tax benefit derived from stock option plan                         31
    Amortization of unearned compensation                                                                         206
    Other                                                                          1
                                                    ------  ------ -------     -----       -----       -----                  -----
Balance at December 31, 1995                        4,458    446     17,128    24,101        ---       (629)     (412)          ---

    Net loss                                                                  (4,849)
    Stock allocated under ESOP                                                                          168
    Repurchase of common shares                                                                       (1,016)
    Exercise of stock options                        44       4       307
    Restricted stock canceled                                          14                              (110)      105
    Common stock issued to Directors                  8       1        94                               56
    Tax benefit derived from stock option plan                         48
    Amortization of unearned compensation                                                                           82
                                                    ------  ----    -------   -------       -----       -----    -----       -----
Balance at December 31, 1996                        4,510   $451    $17,591   $19,252      $ ---      $(1,531)   $(225)      $ ---
                                                    ======  =====   ========  ========     ======     ========   ======      =====


See notes to consolidated financial statements.

                                       F-6
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
       (Dollars in thousands)
                                                                                        YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                 1994             1995             1996
                                                                                 ----             ----             ----
OPERATING ACTIVITIES:
     Net income (loss)                                                             $3,482         $(12,904)        $(4,849)
     Non cash items included in net income(loss):
         Depreciation and amortization                                              3,224             5,231           2,940
         Contribution of Common Stock to ESOP                                         311               291              --
         Deferred income taxes                                                        648               551              --
         Provisions for losses on accounts and lease receivables                       11               368             767
         Discontinued operations                                                       --             2,690           3,867
     Changes in operating assets and liabilities:
         Accounts receivable                                                      (8,020)           (6,278)           1,897
         Inventories                                                                (373)           (5,373)           2,090
         Refundable income taxes                                                       --           (2,782)              64
         Other current assets                                                         355           (1,080)         (1,720)
         Lease receivables                                                       (15,605)          (14,527)         (9,698)
         Accounts payable                                                           2,793             7,773         (3,738)
         Accrued liabilities                                                          371             7,503         (3,826)
                                                                              ------------     -------------    ------------
         NET CASH USED IN OPERATING ACTIVITIES                                   (12,803)          (18,537)        (12,206)
                                                                              ------------     -------------    ------------

INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operations
          net of closing and other costs                                               --                --          36,800
     Purchases of property, plant  and equipment                                  (3,614)           (9,593)         (1,061)
     Purchases of investments                                                     (1,003)                --              --
     Proceeds from sales and maturities of investments                              7,105             2,633           2,476
     Decrease (increase) in other assets                                            1,881             (348)           (429)
     Increase in intangible assets                                                  (792)           (6,083)            (36)
                                                                              ------------     -------------    ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                                    3,577          (13,391)          37,750
                                                                              ------------     -------------    ------------

FINANCING ACTIVITIES:
     Proceeds from short-term debt                                                     --            15,250              --
     Repayment of short-term debt                                                      --                --        (15,250)
     Proceeds from sale of leases                                                  16,803             8,344           6,954
     Proceeds from long-term debt                                                   5,000             4,500           3,517
     Principal payments of long-term debt                                         (3,305)           (4,030)        (14,800)
     Common shares reacquired                                                        (57)                --           (927)
     Other                                                                            271              (84)             232
                                                                              ------------     -------------    ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           18,712            23,980        (20,274)
                                                                              ------------     -------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                    9,486           (7,948)           5,270
CASH AND CASH EQUIVALENTS -- January 1                                                260             9,746           1,798
                                                                              ------------     -------------    ------------

CASH AND CASH EQUIVALENTS -- December 31                                           $9,746            $1,798          $7,068
                                                                              ============     =============    ============

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of CYBEX International, Inc., formerly Lumex, Inc., and its subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. The Company accounts for its 50% ownership in CYBEX Forza International Ltd. under the equity method of accounting as the Company does not have a controlling voting interest.

Prior year financial statements have been restated to reflect the results of operations of the Lumex Division, which was sold in April 1996, as discontinued operations - see Note B. All amounts included in these notes to consolidated financial statements pertain to continuing operations unless otherwise stated.

Merger Agreement - On December 27, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby a wholly-owned subsidiary of the Company would be merged with and into Trotter Inc. ("Trotter"), a manufacturer of premium quality cardiovascular and strength equipment for the home and commercial fitness markets. Pursuant to the terms of the Merger Agreement all of the shares of the common stock, $.01 par value ("Trotter Common Stock"), of Trotter issued and outstanding at the effective time shall be converted into the right to receive, and shall be exchanged for, the number of fully-paid and non-assessable CYBEX Common Shares (rounded upward to the nearest whole share) which, upon issuance together with the holders of options to purchase Trotter Common Stock, shall equal 50.001% of all CYBEX Common Shares issued and outstanding on a fully diluted basis, calculated using the treasury stock method for outstanding stock options and assuming a price of $9.75 per share for the CYBEX Common Stock, immediately following the effective time. The Merger is subject to the satisfaction of certain conditions, including the approval by the Company's shareholders.

Business: The Company operates in one industry, the exercise equipment industry, where it designs, manufactures and markets a wide variety of exercise equipment for the fitness, rehabilitation and sports medicine markets.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments: In May 1993, the Financial Accounting Standards Board issued Statement No. 115, Accounting for Certain Debt and Equity Securities ("SFAS 115"). The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. SFAS 115 requires the Company to evaluate its investment policies and classify individual securities held for investment as either held to maturity, trading or available-for-sale. Management has determined that all of the Company's investments (consisting of various debt securities) are available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of income tax, reported as a

                                       F-8
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

separate component of stockholders' equity. In accordance with SFAS 115 prior period financial statements have not been restated to reflect the change in accounting principle. The Cumulative effect as of January 1, 1994, of adopting SFAS 115, was not material to the Company's financial condition or results of operations.

Inventories: Inventories are stated at the lower of cost or market. Inventory costs have been determined by the last-in first-out ("LIFO") method for approximately 33% and 23% of inventories at December 31, 1995 and 1996, respectively. Costs for the remaining inventories have been determined using the first-in first-out ("FIFO") method.

Impairment of Long-Lived Assets: In 1995, The Financial Accounting Standards Board issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, ("SFAS 121"), which the Company adopted effective January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles held for sale be reported at the lower of carrying amount or fair value less cost to sell. The effect of adoption of SFAS 121 was not material to the Company's financial statements.

Property, plant and equipment: Property, plant and equipment, including expenditures for renewals and betterments, are recorded at cost. Depreciation and amortization of plant and equipment is computed using the straight-line method over their related estimated useful lives (buildings, 40 years; building improvements, 15 years; machinery and equipment, 3 to 10 years).

Intangibles: Intangibles consist principally of an exclusive license and patent rights recorded at cost and amortized over their estimated useful lives by the straight-line method for periods ranging from 3 to 30 years. Accumulated amortization at December 31, 1995 and 1996 was $756,000 and $1,264,000, respectively.

Fair value of financial instruments: To meet the reporting requirements of FASB Statement 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value is equal to the carrying value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

                                       F-9
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes: The Company adopted the provisions of the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes ("SFAS 109") as of January 1, 1993. Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities using tax rates and laws that will be in effect when the differences are expected to reverse.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation: The Company has four stock-based compensation plans which are described in Note F to the consolidated financial statements. The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, because the exercise price of the Company's employee stock options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net income (loss) per common share: Net income (loss) per share of Common Stock is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during each year (4,315,000 in 1994, 4,351,000 in 1995 and 4,392,000 in 1996).

Reclassifications: Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform to the current year's presentation.

NOTE B--DISCONTINUED OPERATIONS

On April 3, 1996, the Company completed the sale of substantially all the assets of its Lumex Division to Fuqua Enterprises, Inc. ("Fuqua") for $40,750,000 in cash. Accordingly, the Company has reclassified its consolidated financial statements to reflect the net assets as of December 31, 1995 and operating results for all years presented of the Lumex Division as discontinued operations. Net sales for the Lumex Division were $60,777,000, $63,295,000 and $13,444,000 for the years ended December 31, 1994 and 1995 and for the first quarter of 1996, respectively. The net losses from discontinued operations for the period between the measurement date (October 1, 1995) and December 31, 1995 of $1,247,000, and for the period from January 1, 1996 to April 3, 1996 of approximately $984,000, have been included in the loss on disposal of $3,138,000 for the year ended December 31, 1995, as shown in the consolidated statements of operations.

                                      F-10
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B--DISCONTINUED OPERATIONS (CONTINUED)

The net assets of discontinued operations at December 31, 1995 are summarized as follows (in thousands):

          Current assets                                                            $20,782
          Property, plant and equipment                                              12,758
          Lease receivables                                                          13,593
          Other assets                                                                5,995
          Current liabilities                                                      (13,224)
          Accrued loss on disposal                                                  (2,690)
                                                                                ------------
          Net assets                                                                $37,214
                                                                                ============

The asset sale agreement with Fuqua provides for a post-closing adjustment to the sales price based on the change in the net assets of the Lumex Division from December 31, 1995, through the closing date. The Company has received notice from Fuqua that Fuqua believes the stated amount of the net assets of the Lumex Division as of the closing date are overstated by $9.3 million. The Company has determined to proceed to arbitration to resolve this dispute. An initial submission to the arbitrator was made by Fuqua in March 1997, and the Company's initial submission is due on or about April 25, 1997. Fuqua has also notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. The Company recorded a $4.0 million charge to discontinued operations in 1996 ($3.6 million in the fourth quarter) representing a change in its estimated loss on the sale of the Lumex Division including accruals for professional fees and other expenses.

NOTE C--NONRECURRING AND CERTAIN INFREQUENT CHARGES

In 1995, the Company recorded pre-tax nonrecurring charges totaling $10.2 million which have been reflected in selling, general and administrative expenses. Of these charges, $8.2 million were recorded in the fourth quarter of 1995, including the estimated costs associated with a restructuring plan. Under the plan, the Company consolidated its sales forces, phased down the production of unprofitable product lines and eliminated approximately 75 sales, administrative and engineering positions. Included in the nonrecurring charges are costs related to, among other things, severance payments and related personnel costs of $2.3 million, phasing down production of unprofitable or older product lines of $3.0 million, contractual obligations of $1.3 million and other expenses totaling $1.6 million related to the restructuring of its CYBEX business, of which $.9 million was paid or charged against the reserves in 1995. At December 31, 1995, $5.1 million and $2.3 million of these reserves were reflected in accrued liabilities and inventory reserves, respectively, in the Company's consolidated balance sheet.

During 1996, the Company made payments and incurred charges against the reserves for severance and related costs of $1.1 million, contractual obligations of $491,000, discontinued product lines of $700,000 and other expenses of $1,110,000. Adjustments were made to decrease the reserve in 1996 for severance and contractual obligations of $370,000 and $229,000, respectively. Adjustments were made to increase the reserve in 1996 for discontinued product lines and other expenses of $856,000 and $60,000, respectively. The remaining balance in the reserves for nonrecurring charges at December 31, 1996, was $4.2 million and was comprised of $800,000 for severance, $3.1 million for

                                      F-11
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C--NONRECURRING AND CERTAIN INFREQUENT CHARGES (CONTINUED)

discontinued product lines and $300,000 for other expenses. The non-cash portion of the balance of nonrecurring charges is approximately $3.1 million and the cash portion is approximately $1.1 million.

One-time charges incurred earlier in 1995 included a $750,000 settlement to a contractual dispute, approximately $700,000 in severance and paid recruitment costs for senior executive management changes, and professional fees for corporate services provided of $550,000.

In 1996, the Company recorded pre-tax nonrecurring and certain infrequent charges of $2.2 million which have been reflected in selling, general and administrative expenses. Included in these charges are costs related to, among other things, the prospective merger with Trotter Inc. of $540,000 (including bonuses to Directors of $325,000), closing the Woodinville manufacturing facility and phase out of the consumer fitness product line of $900,000, relocation costs for the Company's head offices of $380,000 and other costs of $380,000, including consulting fees related to the completion of the first phase of the Company's overall systems upgrade project. Payments made in 1996 totaled $900,000, principally related to relocation and systems upgrade, leaving a balance remaining at December 31, 1996 of $1.3 million, all of which is expected to be utilized in 1997.

At December 31, 1996, the outstanding balance of the remaining reserves were included in the Company's consolidated balance sheet in the following accounts:
$2.5 million in inventory reserves; $.6 million in accounts receivable reserves; $.3 million in accounts payable and $2.1 million in accrued liabilities.

NOTE D--INVESTMENTS

The Company has determined that all of its investment securities are classified as available-for-sale. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

Available-for-sale securities held by the Company at December 31, 1995 were comprised of obligations of states and other political subdivisions. Proceeds received from sales of securities available-for-sale were $2,633,000 in 1995 and $2,476,000 in 1996. Gross gains and gross losses on such sales were not significant.

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

                                                                         December 31,
                                                                -------------------------------
                                                                   1995               1996
                                                                ------------       ------------
          Bank term loans                                           $13,525            $ 2,012
          Industrial development revenue bond                         1,245                615
          Industrial development revenue note                         2,275              2,100
          Note payable                                                 ____              1,035
                                                                ------------       ------------
                                                                     17,045              5,762
              Less current portion                                   14,330              3,776
                                                                ------------       ------------
                                                                    $ 2,715            $ 1,986
                                                                ============       ============

In May 1996, the Company borrowed $2,465,000 from a bank pursuant to a five year, 9.48% fixed rate term loan agreement. The term loan is payable in fifty seven principal installments plus interest which commenced June 15, 1996. The term loan is secured by an equivalent amount of specific lease receivables which are included in lease receivables in the Company's consolidated balance sheet.

The industrial development revenue bond provided the funds to construct and equip the manufacturing facility in Ronkonkoma, New York. The bond is collateralized by land, building and equipment with a net book value of $5,388,000 at December 31, 1996, bears interest at 60% of the bank's prime rate and has a final payment of $615,000 due on June 30, 1997. The effective interest rate at December 31, 1996 was 4.95%. Under the terms of the bond agreement, the Company is subject to certain restrictive covenants including limitations on additional borrowings, limitation on the payment of cash dividends to 20% of net income and compliance with certain financial ratios. The Company was not in full compliance with certain of these financial covenants at December 31, 1996 and received the appropriate waivers from the bank.

The industrial development revenue note was used to construct and equip the manufacturing facility in Owatonna, Minnesota. The note is collateralized by land, building and equipment with a net book value of $6,757,000 at December 31, 1996, bears interest at 62.5% of the bank's prime rate and requires annual principal payments of $175,000 on each January 1 through 2003 with a final payment of $875,000 on January 1, 2004. The effective interest rate at December 31, 1996 was 5.16%. The note agreement requires compliance with certain financial ratios. The Company's current ratio at December 31, 1996 was not in compliance with the required ratio of 2.5 to 1.0. The bank has waived this default and amended the terms of the agreement giving the bank the ability to call the loan in its entirety during the first 90 days of any calendar year beginning in 1998. The Company has classified this note as current at December 31, 1996 due to the uncertainty of obtaining the bank's approval for the merger with Trotter.

The note payable bears interest at a fixed rate of 8.9% and is collateralized by certain manufacturing equipment with a net book value of $894,000 at December 31, 1996.

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (CONTINUED)

Annual principal payments of long-term debt are as follows (in thousands):

                         1997                            $3,776
                         1998                               979
                         1999                               452
                         2000                               322
                         2001                               233
                                                     -----------
                                                         $5,762
                                                     ===========

The Company has a bank line of credit which provides up to $5 million of available credit. Any borrowings under this Agreement would bear interest at the bank prime rate plus 1/4% at the time of borrowing. The credit facility is principally secured by the Company's trade accounts receivable and inventories.

Selected data on the Company's short-term borrowings are as follows (dollars in thousands):

                                                                   1995              1996
                                                               --------------    --------------
          Balance at December 31                                     $15,250               ___
          Weighted average interest
               rate at December 31                                     7.42%               ___
          Maximum amount outstanding
               at any month end                                      $15,250           $15,250
          Average amount outstanding                                  $8,813             1,271
          Weighted average interest
               rate for the year                                       7.50%             7.41%

Cash paid for interest was $1,103,000, $1,730,000 and $975,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE F--STOCKHOLDERS' EQUITY

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                      F-14
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted in 1995 and 1996 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair values of these options at the date of grant was estimated with the following weighted-average assumptions for 1995 and 1996: risk-free interest rate of 5.9%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 33% and a weighted-average expected life of the option of five years.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over five years. The Company's proforma information follows (in thousands except for earnings per share information):

                                                                                                  December 31
                                                                                            1995                1996
                                                                                       ---------------      --------------
         Proforma loss from continuing operations                                         $  (11,133)          $   (889)
         Proforma net loss                                                                $  (12,921)          $ (4,903)
         Proforma loss per share from continuing operations                               $    (2.57)          $   (.20)
         Proforma net loss per share                                                      $    (2.98)          $  (1.12)

   Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994 and employee stock options granted vest over a four year period, its proforma effect may not be representative of the effect in future years when the effect would include the impact of multiple awards.

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

Omnibus Incentive Plan: In June 1995, shareholders approved the 1995 Omnibus Incentive Plan ("Omnibus Plan"), designed to provide incentives which will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's Common Stock. Benefits under the Omnibus Plan may be granted in any one or a combination of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Ominibus Plan has 250,000 shares of Common Stock reserved for issuance and provides that the terms and conditions of each award are to be determined by a committee of the Board of Directors charged with administering the Omnibus Plan. Under the Omnibus Plan, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of Common Stock on the date of grant). The committee may also grant stock appreciation rights either in tandem with, or independently of, an award of stock options. Under the Omnibus Plan, the committee is authorized to permit key employees selected by the committee to elect to convert up to a maximum percentage, as determined by the committee, of their annual cash bonus incentive into Common Stock of the Company at a price per share fixed by the committee, which will not be less than 85% of the fair market value of the Common Stock on the regular bonus payment date. Options granted under the Omnibus Plan become exercisable over a four year period following the grant date and expire after ten years.

At December 31, 1996, there were 50,521 shares outstanding under restricted stock awards granted in 1995. There were no restricted stock awards granted in 1996. Restricted stock awards vest in one to five years from the date of grant. Upon the issuance of restricted stock, unearned compensation equal to fair market value at the date of grant is charged to stockholders' equity and amortized to expense over the period in which the restrictions lapse. Amortization expense of $206,000 and $82,000 were charged to operations in 1995 and 1996, respectively.

1987 Stock Option Plan: The Company also has shares available for the granting of options under the 1987 Stock Option Plan. Under this plan, a committee of the Board of Directors charged with administering the plan may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date, at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of Common Stock on the date of grant), and with such other conditions as the committee determines. The committee may also grant stock appreciation rights either in tandem with, or independently of, an award of stock options under the plan. Options granted under this plan become exercisable over a four year period following the grant date and expire after ten years.

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

The following is a summary of activity in the 1995 Omnibus Incentive Plan and 1987 Stock Option Plan:

                                            1995 Omnibus Incentive Plan                    1987 Stock Option Plan
                                           -------------------------------   --------------------------------------------------
                                                              Weighted                                             Weighted
                                              Number           Average           Number                             Average
                                                of            Exercise             of             Option           Exercise
                                              Shares            Price            Shares            Price             Price
                                           --------------   --------------   ---------------   --------------    --------------

   Outstanding at Jan. 1, 1994                                                      246,950    $ 5 - $19
        Granted                                                                     144,600    $10 - $11
        Exercised                                                                  (65,900)    $ 5
        Forfeited                                                                  (48,800)    $10 - $14
                                                                             ---------------
   Outstanding at Dec. 31, 1994                      ___                            276,850    $ 5 - $19
        Granted                                   40,000              $10            70,100    $11
        Exercised                                    ___                           (15,050)    $ 5
        Forfeited                                    ___                           (70,625)    $10 - $14
                                           --------------
                                                                             ---------------
   Outstanding at Dec. 31, 1995                   40,000              $10           261,275    $ 5 - $19            $10.49
        Granted                                      ___                             16,000    $ 9                  $ 9.00
        Exercised                                    ___                           (43,650)    $ 5 - $10            $ 7.34
        Forfeited                                (7,500)              $10         (109,075)    $10 - $14            $10.74
        Expired                                      ___                            (6,000)    $14                  $14.00
                                           --------------                    ---------------
   Outstanding at Dec. 31, 1996                   32,500              $10           118,550    $ 9 - $19            $11.88
                                           ==============                    ===============

   Exercisable at Dec. 31:
                   1996                           13,750              $10            70,675                         $13.20
                   1995                              ___                            119,681                         $11.48


   Shares available for future
        issuance at Dec. 31:
                   1996                          166,979                            156,400
                   1995                          150,009                             57,325



The weighted average fair value of options granted during 1995 and 1996 were $4.03 per share and $3.70 per share, respectively.

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1996:


                                              Options Outstanding                                Options Exercisable
                           ----------------------------------------------------------  ----------------------------------------
                                                Weighted-Average
                                                   Remaining        Weighted-Average                        Weighted-Average
          Range of              Number          Contractual Life        Exercise             Number             Exercise
          Exercise            Outstanding                                Price             Outstanding            Price
           Price              at 12/31/96                                                  at 12/31/96
    ---------------------  ------------------   -----------------   -----------------   ------------------  ------------------

    $ 9.38-$10.70                     94,050           8.7 years             $  9.98               27,425              $10.03
    $12.13-$13.88                     47,000                 4.8               12.94               47,000               12.94
    $18.75                            10,000                  .1               18.75               10,000               18.75
                           ------------------                                           ------------------
    $ 9.38-$18.75                    151,050           6.9 years              $11.48               84,425              $12.68
                           ==================                                           ==================


Stock Retainer Plan for Nonemployee Directors: In June 1995, the shareholders approved the Stock Retainer Plan for Nonemployee Directors ("Retainer Plan"), which provides that each nonemployee director will receive 70% of their annual retainer or, in the case of the Chairman of the Board of Directors, shall receive 50% of his annual retainer, in shares of Common Stock of the Company. The number of shares to be issued will be computed by dividing the applicable amount of the annual retainer to be paid in stock by the fair market value of a common share on January 1 of each calendar year. Up to 35,000 shares of Common Stock may be issued pursuant to the Retainer Plan. The issuance of shares in payment of annual retainers will result in compensation expense based on the fair market value of such shares. The Company issued 6,223 shares in 1995 and 8,064 shares in 1996 under the Retainer Plan representing $65,000 and $95,000 for director fees paid in 1995 and 1996, respectively. The Company also reissued 1,250 shares in 1995 and 5,000 shares in 1996 from Treasury representing $14,000 and $56,000 in director fees in 1995 and 1996, respectively, which were not part of the Retainer Plan.

Leveraged Employee Stock Ownership Plan: The Company maintains a leveraged Employee Stock Ownership Plan (ESOP) which is a noncontributory plan covering substantially all employees meeting a one year length of service requirement. The plan is designed to give employees a proprietary interest in the Company through Common Stock ownership.

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

In 1989, the ESOP borrowed $1,297,000 from the Company to acquire 108,100 shares previously held in treasury. Each year the Company contributes amounts to the ESOP sufficient for the ESOP to reduce its loan balance and release a portion of its unallocated shares to eligible employees. In addition the ESOP has made periodic borrowings from the Company to repurchase shares distributed to former participants. Contributions by the Company to the ESOP are charged to expense. During 1994 the remaining unallocated shares held by the ESOP were allocated to eligible employees and the remaining loan balance was eliminated. During 1995 and 1996, 14,972 and 15,181 shares, respectively, of the Company's Common Stock were transferred from treasury stock to the ESOP. In 1994, 1995 and 1996, 25,900, 25,900 and 15,181 shares, respectively, were allocated to eligible employees and $310,000, $291,000 and $168,000, respectively, were charged to expense by the Company.

For financial statement purposes the Company's loan receivable had been reflected as a reduction in stockholders' equity.

Shareholders' Rights Plan: In May 1988, as further amended by the Board of Directors in March 1989, a Shareholders Rights Plan (the "Rights Plan") was adopted to insure that any acquisition of the Company would be on terms that are fair to and in the best interest of all shareholders. Under the Rights Plan, holders of Common Stock are entitled to receive one right for each share of Common Stock held. Separate rights certificates would be issued and become exercisable in the event an acquiring party accumulates 15% or more of the Company's Common Stock or announces an offer to acquire 30% or more of the Common Stock.

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

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G--INCOME TAXES

The provision (benefit) for income taxes on continuing operations included in the accompanying Consolidated Statements of Operations is summarized as follows (in thousands):

                                                1994                1995               1996
                                             ------------       -------------       ------------
          Current:
               Federal                           $  (33)           $ (2,816)                $--
               State and local                        60                  23                 32
                                             ------------       -------------       ------------
                                                      27             (2,793)                 32
          Deferred                                   108               (551)                 --
                                             ------------       -------------       ------------

                                                   $ 135           $ (3,344)                $32
                                             ============       =============       ============

The significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                  1995             1996
                                                               ----------       -----------
          Deferred tax liabilities:
               Accelerated depreciation                          $ 1,022           $ 1,379
               Other - net                                           205               205
                                                                                -----------
                                                               ----------
               Total deferred tax liabilities                      1,227             1,584

          Deferred tax assets (included in other current assets):
               Net operating loss carryforward                        --             2,861
               Nonrecurring charge                                 1,798               582
               Discontinued operations                               772             1,174
               Warranty reserves                                     816               617
               Insurance obligations                                 276               332
               Bad debt reserves                                     240               407
               LIFO reserves                                          82                45
               Inventory cost capitalization                          87                81
               Other - net                                            82                 4
                                                               ----------       -----------
                Total deferred tax assets                          4,153             6,103
          Valuation allowance                                    (2,698)           (4,291)
                                                               ----------       -----------
          Net deferred tax asset                                    $228              $228
                                                               ==========       ===========

The Company has recognized a benefit equal to taxes recoverable from the utilization of net operating loss carrybacks and has recorded a valuation allowance of $2,698,000 and $4,291,000 in 1995 and 1996, respectively. No valuation allowance was recorded at December 31, 1994.

                                      F-20
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G--INCOME TAXES (CONTINUED)

The reconciliation of tax computed on the results from continuing operations at the federal statutory rate to the provision (benefit) for income taxes is as follows (in thousands):

                                                                          1994               1995              1996
                                                                       ------------       -----------       ------------
          Tax computed at statutory rate                                      $383          $(4,916)             $(273)
          Tax free interest earned on
               investments                                                   (107)              (67)                (6)
          Foreign Sales Corporation
               exempt income                                                 (101)             (105)                ___
          State income taxes, net of federal tax benefit                        40                15                 21
          Research and development tax
               credit                                                         (57)               ___                ___
          Valuation allowance                                                  ___             1,707                249
          Other, net                                                          (23)                22                 41
                                                                       ------------       -----------       ------------
                                                                              $135          $(3,344)                $32
                                                                       ============       ===========       ============

The Company received a tax benefit from the exercise of non-qualified stock options of $31,000 and $48,000 credited directly to capital surplus during the years ended December 31, 1995 and 1996, respectively.

At December 31, 1996, the Company had net operating loss carryforwards of $6,705,000 expiring in 2011.

Cash paid for income taxes was $844,000, $157,000 and $254,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE H--BENEFIT PLANS

The Company has a noncontributory defined contribution retirement plan ("Retirement Plan") covering substantially all employees. Contributions to the Retirement Plan are based upon annual compensation for those persons employed (as defined) at December 31 and are funded annually. Retirement Plan expense was $267,000, $360,000 and $155,000 in 1994, 1995 and 1996, respectively.

NOTE I--LEASES

As Lessor

The Company offers lease financing of selected products to its customers under sales-type leases. Leases are generally for three to five years at which time title transfers to the lessee. Leases are secured by the equipment financed, often with additional security in the form of other equipment liens, letters of credit, cash down payments and personal guarantees.

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I--LEASES (CONTINUED)

Lease receivables were comprised of the following (in thousands):

                                                                                1995               1996
                                                                          --------------     --------------

          Minimum lease payments receivable                                      $2,467             $5,257
          Less unearned interest income                                           (430)              (616)
          Less allowance for uncollectible accounts                                (61)              (227)
                                                                          --------------     --------------

          Lease receivables                                                       1,976              4,414
          Current portion                                                           574              2,144
                                                                          --------------
                                                                                             ==============
          Non current portion                                                    $1,402             $2,270
                                                                          ==============     ==============


Minimum lease payments receivable as of December 31, 1996 were as follows (in thousands):

                         1997                    $2,828
                         1998                     1,721
                         1999                       500
                         2000                       174
                         2001                        34
                         Thereafter                  --
                                             -----------
                                                 $5,257
                                             ===========

The Company financed $10.8 million and $12.5 million of its equipment sales for the years ended December 31, 1995 and 1996, respectively. Income from leasing activities for the years ended December 31, 1994, 1995 and 1996 was $517,000, $567,000 and $176,000, respectively.

The Company periodically enters into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions to provide continuous funding for its leasing programs. The Company sold $8.3 million and $7.0 million of lease receivables in 1995 and 1996, respectively. Under the terms of these agreements the Company will continue to bill and collect the monthly lease payments which are then remitted to respective lenders each month. The Company is subject to recourse provisions which may require it to repurchase or replace leases in default. In return, the Company receives the collateralized lease equipment. The recourse provisions, which range from 15% to 100% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease stream. At December 31, 1996, the maximum contingent liability under these recourse provisions was $9.2 million. Estimated credit losses of $323,000 under the recourse provisions have been accrued consistent with management's expectations based upon historical and industry experience, and are included in accrued liabilities in the accompanying Consolidated Balance Sheet.

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I--LEASES (CONTINUED)

As Lessee

The Company has lease commitments expiring at various dates through 2001 principally for facilities and data processing equipment under noncancelable operating leases. Future minimum payments under these leases at December 31, 1996 are as follows (in thousands):

                          1997                  $632
                          1998                   449
                          1999                   340
                          2000                   319
                          2001                   215
                                          -----------
                                              $1,955
                                          ===========

Rent expense under operating leases for 1994, 1995 and 1996 was $435,000, $591,000 and $687,000, respectively.

NOTE J--OTHER INFORMATION

Sale of Ronkonkoma, New York Facility - The Company has signed an agreement to sell its manufacturing, warehouse and office facility located in Ronkonkoma, New York for $4.5 million. The facility is subject to an industrial revenue bond with an outstanding principal balance of $615,000. The sale of this facility is expected to be finalized in the second quarter of 1997 and result in a gain for financial statement purposes. The Company plans on moving its Ronkonkoma operations, including manufacturing, to a smaller leased facility in the same geographic area.

Equity Investment: - In the fourth quarter of 1996, the Company entered into a joint venture agreement to form a new company, CYBEX Forza International Ltd., to coordinate, expand and improve its sales and servicing efforts in Europe, as well as Russia, Africa and the Middle East. The joint venture is equally owned by the Company and The Forza Group Ltd. ("Forza"), the Company's distributor in the United Kingdom. In addition to the Company's products, the joint venture will distribute other fitness products and will also pursue selective European based manufacturing opportunities. At December 31, 1996, the Company's investment in and advances to the joint venture totaled $180,000 and is reflected in other assets in the accompanying consolidated balance sheet. Total revenues and gross assets of the joint venture were not material to the Company's consolidated financial statements.

CYBEX INTERNATIONAL, INC. (FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J--OTHER INFORMATION (CONTINUED)

Receivables: Trade accounts receivable are stated net of allowances for doubtful accounts of $943,000 in 1995 and $1,106,000 in 1996. The provision for bad debts for the years ended December 31, 1994, 1995 and 1996 was $67,000, $633,000 and $221,000, respectively.

Inventories:  Inventories were as follows (in thousands):
                                                1995             1996
                                             ------------     ------------

            Finished goods                        $4,160           $3,053
            Work in process                        3,828            3,973
            Raw materials                          4,036            2,908
                                             ------------     ------------
                                                 $12,024           $9,934
                                             ============     ============

Year-end inventories valued under the LIFO method were $2,952,000 in 1995 and $1,544,000 in 1996. The replacement cost of LIFO inventories exceeds stated LIFO costs by approximately $1,501,000 and $953,000 at December 31, 1995 and 1996, respectively.

Intangible Assets: In February 1995, the Company exercised an option, under an existing distributorship agreement with Impulse Technologies, Inc. (Impulse) to acquire the exclusive license and patent rights to certain products developed by Impulse, including a functional activity system for testing and exercise (FASTEX) for $1.5 million plus a royalty of 8% of net sales until expiration of the patent rights.

Accrued Liabilities: Accrued liabilities consisted of the following (in thousands):

                                                                     1995             1996
                                                                 ------------     ------------
          Salaries, bonuses and commissions                           $1,238           $1,104
          Accrued vacation                                               549              588
          Customer deposits                                            1,214            1,158
          Warranty reserves                                              710              782
          Self insurance obligations                                     948              977
          Nonrecurring charges                                         5,125            2,075
          Discontinued operations                                        ___            3,453
          Other                                                        4,104            3,330
                                                                 ------------     ------------
                                                                     $13,888          $13,467
                                                                 ============     ============

Export Sales: Sales to foreign customers for the years ended December 31, 1994, 1995 and 1996 were $16,880,000, $21,585,000, and $26,017,000, respectively. No single geographic area outside of the United States was material relative to consolidated sales, operating profits or identifiable assets.

Product Development Expenses: Product development expenses, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, for the years ended December 31, 1994, 1995 and 1996 were $4,065,000, $5,058,000 and $3,990,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the captions "MANAGEMENT OF THE COMPANY - Executive Officers and Directors" and "OTHER MATTERS TO BE CONSIDERED AT ANNUAL MEETING - Proposal No. 4 - Election of Directors" in the Company's definitive proxy statement, which involves the election of directors (the "Proxy Statement"), to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "EXECUTIVE COMPENSATION - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 11.               EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the captions "MANAGEMENT OF THE COMPANY - Director Compensation" and "EXECUTIVE COMPENSATION" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

The information required to be furnished pursuant to this item will be set forth under the caption "OWNERSHIP OF COMPANY COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.
                                       41

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item will be set forth under the caption "MANAGEMENT OF THE COMPANY - Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference, or if such Proxy Statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         2(b)(i) Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CAT'S TAIL, INC. (FILED HEREWITH)

         2(b)(ii) First Amendment to Agreement and Plan of Merger, dated as of January 16, 1997, to Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CAT'S TAIL, INC. (FILED HEREWITH)

         3(a)(1) Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 10-Q").

         3(a)(2) Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

         3(a)(3) Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

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

         10(xvi) Employment Agreement, dated October 16, 1995, between Robert McNally and the Company, incorporated by reference to Exhibit 10(xvi) to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995 (the "1995 10-K/A").*

         10(xvii) Covenant Not to Compete, dated as of April 3, 1996, by and among the Company, Lumex Medical Products, Inc. (f/k/a MUL Acquisition Corp. I), MUL Acquisition Corp. II, and Fuqua Enterprises, Inc.., incorporated by reference to Exhibit 10(xvii) to the June 1996 10-Q.

         10(xviii)    Amended and Restated Employment Agreement, dated May 9,
                      1996, between J. Raymond Elliott and the Company, incorporated by reference to Exhibit 10(xviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the "September 1996 10-Q").*

         10(xix) Severance Agreement, dated August 22, 1996, between Robert McNally and the Company, incorporated by reference to
                      Exhibit 10(xix) to the September 1996 10-Q.*

         21           Subsidiaries of the Registrant. (FILED HEREWITH)

         23           Consent of Ernst & Young LLP. (FILED HEREWITH)

         27           Financial Data Schedule. (FILED HEREWITH)



*          Executive Compensation Plans and Arrangements


(b)        Reports on Form 8-K
           No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CYBEX International, Inc.
                                   -------------------------------------------
                                                  (Registrant)





March 27, 1997                 By: /s/ Robert McNally
--------------                     ---------------------------------------------
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




March  27, 1997                    By:     /s/ J. Raymond Elliott
---------------                            -------------------------------------
                                           J. Raymond Elliott, President and
                                           Chief Executive Officer and Director.


March  27, 1997                    By:     /s/ Kay Knight Clarke
---------------                            -------------------------------------
                                           Kay Knight Clarke, Director


March  27, 1997                    By:     /s/ Thomas W. Kahle
---------------                            -------------------------------------
                                           Thomas W. Kahle, Director


March  27, 1997                    By:     /s/ Robert R. McMillan
---------------                            -------------------------------------
                                           Robert R. McMillan, Director


March  27, 1997                    By:     /s/ Carol G. Nelson
---------------                            -------------------------------------
                                           Carol G. Nelson, Director


March   27, 1997                   By:     /s/ Jack C. Spratt
----------------                           -------------------------------------
                                           John C. Spratt, Director


March  27, 1997                    By:     /s/ Alan H. Weingarten
---------------                            -------------------------------------
                                           Alan H. Weingarten, Director

                                  EXHIBIT INDEX



     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------

         2(a) Asset Sale Agreement, dated as of March 13, 1996, by and between the Company, MUL Acquisition Corp. I, MUL Acquisition Corp. II and Fuqua Enterprises, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 3, 1996.

         2(b)(i) Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CAT'S TAIL, INC. (FILED HEREWITH)

         2(b)(ii) First Amendment to Agreement and Plan of Merger, dated as of January 16, 1997, to Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CAT'S TAIL, INC. (FILED HEREWITH)

         3(a)(1) Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 10-Q").

         3(a)(2) Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

         3(a)(3) Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

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

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------

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

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------

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

         10(xvi) Employment Agreement, dated October 16, 1995, between Robert McNally and the Company, incorporated by reference to Exhibit 10(xvi) to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995 (the "1995 10-K/A").*

         10(xvii) Covenant Not to Compete, dated as of April 3, 1996, by and among the Company, Lumex Medical Products, Inc. (f/k/a MUL Acquisition Corp. I), MUL Acquisition Corp. II, and Fuqua Enterprises, Inc.., incorporated by reference to Exhibit 10(xvii) to the June 1996 10-Q.

         10(xviii)    Amended and Restated Employment Agreement, dated May 9,
                      1996, between J. Raymond Elliott and the Company, incorporated by reference to Exhibit 10(xviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the "September 1996 10-Q").*

         10(xix) Severance Agreement, dated August 22, 1996, between Robert McNally and the Company, incorporated by reference to
                      Exhibit 10(xix) to the September 1996 10-Q.*

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------

         21           Subsidiaries of the Registrant. (FILED HEREWITH)

         23           Consent of Ernst & Young LLP. (FILED HEREWITH)

         27           Financial Data Schedule. (FILED HEREWITH)