Form 10-K/A
period 1996-12-31
CYBEX INTERNATIONAL INC
filed 1997-04-23
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                          Commission file number
                                                                  0-4538

                            CYBEX INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                       11-1731581
----------------------------------          ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


2100 Smithtown Avenue, Ronkonkoma, New York                    11779
--------------------------------------------          --------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code         (516) 585-9000
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
    Title of Each Class                                 which registered
------------------------------------          ----------------------------------

Common Stock, $.10 Par Value                        American Stock Exchange
------------------------------------          ----------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997 Common Stock, $.10 Par Value -- $35,334,652
--------------------------------------------------------------------------------
 The number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1997 Common Stock, $.10 Par Value -- 4,378,379 shares
--------------------------------------------------------------------------------

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

The asset sale agreement with Fuqua contains representations, warranties, covenants and indemnification provisions of the Company customary for transactions of this type. The representations, warranties and covenants of all parties to the agreement generally survive for one year after the date of closing. The agreement also provides for a post-closing adjustment to the sales price based on the change in the net assets of the Lumex Division from December 31, 1995, through the closing date. The Company has received notice from Fuqua that Fuqua believes the stated amount of the net assets of the Lumex Division as of the closing date are overstated by $9.3 million. The Company has determined to proceed to arbitration to resolve parts of this dispute. An initial submission to the arbitrator was made by Fuqua in March 1997. The Company has applied to the New York County Supreme Court for a determination of the scope of the arbitration clause contained in the purchase price provision of the asset sale agreement. On April 18, 1997, the court issued an interim stay of the arbitration proceedings pending a hearing of the Company's application. The Company intends to make its initial submission to the arbitrator after a decision by the court. Fuqua has also notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. The Company recorded a $4.0 million charge to discontinued operations in 1996 ($3.6 million in the fourth quarter) representing a change in its estimated loss on the sale of the Lumex Division including accruals for professional fees and other expenses.

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

The contribution to net sales of the Company's strength systems, cardiovascular and testing and rehabilitation product lines over the past three years is as follows (dollars in millions):

                                                   1994                          1995                          1996
                                         --------------------------    --------------------------    --------------------------
                                            Net                            Net                           Net
                                           Sales         Percent          Sales         Percent         Sales         Percent
                                         -----------    -----------    ------------   ------------    -----------    -----------
Strength Systems                              $39.8            57%           $44.7            59%          $51.5            64%
Cardiovascular Products                        14.9             21            16.5             22           16.4             20
Testing and Rehab Products                     15.7             22            14.2             19           12.8             16
                                         ===========    ===========    ============   ============    ===========    ===========
                                              $70.4           100%           $75.4           100%          $80.7           100%
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

International markets are served by an in-house staff of 11 people who coordinate the efforts of 60 worldwide distributors. To coordinate, expand and improve its sales and servicing efforts in Europe, including Russia, Africa and the Middle East, the Company entered into a joint venture agreement to form a new company, CYBEX Forza International, Ltd. The joint venture is 50% owned by the Company and 50% owned by The Forza Group Ltd. ("Forza"), the Company's distributor in the United Kingdom. Under the terms of the agreement, the Company sells its products to the joint venture on a cost-plus basis while Forza will manage the sales, marketing and administrative efforts of the joint venture. The new venture will also pursue selective European based manufacturing opportunities. In addition to the Company's products, the joint venture will distribute other notable fitness products including, but not limited to, Cross Conditioning, The Step Company, Quinton, Tectrix and Reebok fitness products (U.K.). Both Forza and the Company will share equally in the net profits of the joint venture. The Company, Trotter and Forza have entered into a term sheet which provides that, as of the consummation of the Merger, the existing joint venture arrangement will be terminated and replaced by a new agreement with Forza with different transfer pricing, terms and geography. Currently, it is unclear whether definitive agreements incorporating the understandings set forth in the term sheet will be entered into by the parties. In the event that definitive documentation is not entered into by the parties, Trotter has advised the Company that Trotter intends to take all actions available to it to enforce the term sheet or otherwise limit the joint venture arrangement.

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

European Joint Venture - In 1996, the Company entered into a joint venture agreement to form a new company, CYBEX Forza International, Ltd., to coordinate, expand and improve its sales and servicing efforts in Europe, as well as Russia, Africa and the Middle East. The joint venture is equally owned by the Company and The Forza Group Ltd. ("Forza"), the Company's distributor in the United Kingdom. Under the terms of the agreement, the Company sells its products to the joint venture on a cost-plus basis while Forza will manage the sales, marketing and administrative efforts of the joint venture. The new venture will also pursue selective European based manufacturing opportunities. In addition to the Company's products, the joint venture will distribute other notable fitness products, including but not limited to, Cross Conditioning, The Step Company, Quinton, Tectrix and Reebok fitness products (U.K.). Both Forza and the Company will share equally in the net profits of the joint venture. The Company, Trotter and Forza have entered into a term sheet which provides that, as of the consummation of the Merger, the existing joint venture arrangement will be terminated and replaced by a new agreement with Forza with different transfer pricing, terms and geography. Currently, it is unclear whether definitive agreements incorporating the understandings set forth in the term sheet will be entered into by the parties. In the event that definitive documentation is not entered into by the parties, Trotter has advised the Company that Trotter intends to take all actions available to it to enforce the term sheet or otherwise limit the joint venture arrangement.

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

The Company and Fuqua have disagreed with respect to certain proposed adjustments to the purchase price in connection with the sale of the Lumex Division and have determined to proceed to arbitration to resolve parts of this dispute. Fuqua has also notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. For additional information see Item 1. - Restructuring Plan.

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


                                                                             Year Ended December 31,
                                                ----------------------------------------------------------------------------------
                                                    1992             1993            1994             1995             1996
                                                --------------   --------------  --------------   --------------   --------------
                                                                      (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                             $53,849          $54,780         $70,420          $75,448          $80,711
Cost of sales                                          28,891           32,225          41,757           47,924           48,405
                                                --------------   --------------  --------------  ---------------  ---------------
     Gross profit                                      24,958           22,555          28,663           27,524           32,306
Selling, general and administrative
      expenses                                         22,325           25,960          28,440           41,843           32,718
                                                --------------   --------------  --------------  ---------------  ---------------
     Operating income (loss)                            2,633          (3,405)             223         (14,319)            (412)
Interest expense                                        (245)            (367)         (1,143)          (1,723)            (882)
Interest income                                           685            1,134           2,048            1,582              650
Loss from joint venture                                   --               --              --               --             (159)
                                                --------------   --------------  --------------  ---------------  ---------------
Income (loss) from continuing operations
     before income tax provision (benefit)
                                                        3,073          (2,638)           1,128         (14,460)            (803)
Income tax provision (benefit)                            854          (1,333)             135          (3,344)               32
                                                --------------   --------------  --------------  ---------------  ---------------

Income (loss) from continuing operations
                                                     $  2,219        $ (1,305)        $    993        $(11,116)           $(835)
                                                ==============   ==============  ==============  ===============  ===============

Income (loss) per share of Common
     Stock from continuing operations              $      .51      $     (.31)       $     .23       $   (2.55)           $(.19)
                                                ==============   ==============  ==============  ===============  ===============

Weighted average number of
     common shares                                      4,325            4,201           4,315            4,351            4,392
                                                ==============   ==============  ==============  ===============  ===============

                                                                                  December 31
                                                ---------------------------------------------------------------------------------
                                                    1992             1993            1994             1995             1996
                                                --------------   --------------  --------------   --------------   --------------
                                                                                 (in thousands)
BALANCE SHEET DATA:
Working capital                                       $30,863          $31,702         $37,158          $27,692          $24,629
Net assets of discontinued
     operations                                            --               --             --            37,214              --
Total assets                                           69,037           85,766          94,168           98,918           63,487
Long-term debt (net of current
maturities)                                             5,131           12,076          12,771            2,715            1,986
Stockholders' equity                                   47,970           48,736          52,637           40,634           35,538

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 3, 1996, the Company completed the sale of substantially all the assets of its Lumex Division for $40,750,000 in cash. Accordingly, the results of operations of the Lumex Division have been reclassified as discontinued operations.

The following discussion regarding results of operations, including statistics presented, refers solely to continuing operations unless otherwise stated.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data from the Selected Financial Data in Item 6 of this Report, presented both as a percentage of net sales and as a percentage change from the prior year:

                                                         Year Ended December 31,                          % Inc. (Dec.)
                                                         -----------------------                          -------------
                                                                                                   1995 vs.          1996 vs.
                                                 1994              1995              1996            1994              1995
                                                 ----              ----              ----            ----              ----

Net sales                                            100.0%           100.0%            100.0%         7.1%              7.0%
Cost of sales                                         59.3             63.5              60.0         14.8               1.0
                                             --------------     ------------     -------------
Gross profit                                          40.7             36.5              40.0         (4.0)             17.4
 Selling, general and administrative
     expenses                                         40.4             55.5              40.5         47.1             (21.8)
                                             --------------     ------------     -------------
Operating income (loss)                                 .3            (19.0)             (0.5)          *                 *
Interest expense                                      (1.6)            (2.3)             (1.1)        50.7             (48.8)
Interest income                                        2.9              2.1               0.8        (22.8)                *
                                             --------------     ------------     -------------
Income (loss) from continuing operations
     before income taxes                              1.6%            (19.2)%            (1.0)%          *                 *
                                             ==============     ============     =============

*  Not meaningful

The reported results of operations for the years ended December 31, 1995 and 1996 were significantly affected by nonrecurring and certain infrequent charges of $10.2 million and $2.2 million, respectively. Of such charges $7.4 million was unexpended and remained in reserves at December 31, 1995 and $5.5 million was unexpended at December 31, 1996, which is expected to be fully utilized in 1997. See Note C to the Consolidated Financial Statements for further information.

1996 VS. 1995:

Continuing operations in 1996 resulted in a loss of $835,000, compared to a loss of $11,116,000 in 1995. Included in these results were $2.2 million and $10.2 million of one-time and nonrecurring charges in 1996 and 1995, respectively, except $2.3 million of the 1995 charges which have been reflected in cost of sales.

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

Cost of sales as a percentage of sales improved to 60% in 1996, as compared to 63.5% in 1995 largely due to $2.3 million in nonrecurring charges recorded in 1995 for phasing down production of unprofitable or older product lines. Excluding the nonrecurring charges recorded in 1995 cost of sales as a percentage of sales improved slightly in 1996 resulting primarily from a more favorable product mix and increased production efficiencies for products introduced in the prior year, offset by the impact of increased international shipments which have lower margins.

Selling, general and administrative ("SG&A") expenses were $9,125,000 lower in 1996 compared to 1995. Excluding nonrecurring and one-time charges of $7,900,000 in 1995 and $2,200,000 in 1996, SG&A expenses were $3.4 million lower in 1996 as compared to 1995, despite higher sales levels. These expense reductions were largely attributable to the restructuring plan initiated in the fourth quarter of 1995 which included, among other things, the consolidation of the separate fitness and rehabilitation sales forces, the realignment of the customer service department, phase out of consumer fitness products and general workforce reductions.

Included as part of the nonrecurring and infrequent charges recorded in 1996 were the following:

o $540,000 of incremental costs incurred for the prospective merger with Trotter Inc.

o $900,000 of expenses related to the closing of the Company's Woodinville manufacturing facility and phase out of the consumer fitness product line.

o $380,000 of costs related to the relocation of the Company's head offices to Colorado.

o $380,000 of other expenses, including consulting fees paid related to the completion of the first phase of the Company's overall systems upgrade project.

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

Cost of sales increased to 63.5% of sales in 1995 from 59.3% of sales in 1994 largely the result of recording $2.3 million in nonrecurring charges for phasing down production of unprofitable or older product lines. Excluding nonrecurring charges cost of sales increased to 60.5% of sales in 1995 as the benefits of increased production volume and product mix were more than offset by start up manufacturing costs for new products, higher raw material costs and a larger proportion of shipments being made to the international market where product pricing is lower.

Selling, general and administrative costs rose 47.1% to $41,843,000 in 1995 as compared to $28,440,000 in 1994, due in large part to the nonrecurring charges recorded in the fourth quarter of 1995 of approximately $5.9 million and additional one-time charges of approximately $2.0 million recorded earlier in the year. Included as part of the nonrecurring charges recorded in the fourth quarter were the following:

o $2.3 million of costs related to the consolidation of the Company's sales forces and elimination of approximately 75 sales, administrative and engineering positions;

o $.7 million of expenses for warranty costs related to certain older product lines;

o $1.3 million of costs related to contractual obligations and settlements;

o $1.6 million of other expenses related to realignment of the CYBEX business.

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

Cash used in operating activities in 1996 was $12.2 million. Cash used in operating activities from continuing operations in 1996 was $8.3 million. Excluding the impact of the leasing activities of CFC and payments made related to $8.2 million of nonrecurring charges recorded in the fourth quarter of 1995, the continuing operations provided $4.5 million of cash. The Company's lease financing programs for customers resulted in $9.7 million of new leases being written during 1996, which have been or are expected to be refinanced through periodic sales of bundled leases to third party financial institutions. Proceeds received from the sales of the leases are included in financing activities discussed below. During 1996, the Company also made payments totaling more than $3.1 million related to nonrecurring charges. Cash was generated from improved asset management, including a $1.9 million reduction in trade receivables and a $2.1 million reduction in inventories.

In 1995 cash used in operating activities was $18.5 million. Cash used in operating activities from continuing operations was $18.1 million. Excluding the impact of the leasing activities and payments made for nonrecurring charges, the continuing operations used $8.4 million of cash, primarily resulting from a $5.7 million increase in trade receivables from strong fourth quarter shipments and an increase of $2.6 million in inventories related to new products introduced in 1995. Cash used for new leases written in 1995 was $9.2 million and payments for nonrecurring charges totaled $500,000.

Cash provided by investing activities in 1996 was $37.8 million principally resulting from the sale of the Lumex Division in April, 1996. Cash used in investing activities in 1995 was $13.4 million, the result of capital expenditures and the purchase of certain licenses and rights.

Capital expenditures, principally funded from operations and long-term debt, were $3,614,000, $9,593,000 and $1,061,000 in 1994, 1995 and 1996, respectively.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Auditors..............................................F-2
Financial Statements:
  Consolidated Balance Sheets--December 31, 1995 and 1996...................F-3
  Consolidated Statements of Operations--Years ended December 31,
    1994, 1995 and 1996.....................................................F-4
  Consolidated Statements of Stockholders' Equity--Years ended
    December 31, 1994, 1995 and 1996........................................F-5
  Consolidated Statements of Cash Flows---Years ended
    December 31, 1994, 1995 and 1996........................................F-6
  Notes to Consolidated Financial Statements................................F-7


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


                                                        /s/ ERNST & YOUNG LLP


Melville, New York
March 6, 1997

                                       F-3
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

CONSOLIDATED BALANCE SHEETS
  (Dollars in thousands)

                                                                                                 DECEMBER 31,
                                                                                        -------------------------------
                                                                                            1995             1996
                                                                                        -------------    -------------
ASSETS
Current Assets
     Cash and cash equivalents                                                                $1,798           $7,068
     Investments                                                                               2,476              --
     Accounts receivable                                                                      22,482           20,364
     Inventories                                                                              12,024            9,934
     Lease receivables                                                                           574            2,144
     Property held for sale                                                                      --             3,051
     Net assets of discontinued operations                                                    37,214              --
     Refundable income taxes                                                                   2,782            2,718
     Other current assets                                                                      2,684            3,729
                                                                                        -------------    -------------
          Total Current Assets                                                                82,034           49,008
Property, Plant and Equipment
     Land                                                                                        586              253
     Buildings and improvements                                                                9,034            4,559
     Machinery and equipment                                                                  17,481           18,695
                                                                                        -------------    -------------
                                                                                              27,101           23,507
     Less accumulated depreciation                                                          (13,810)         (13,849)
                                                                                        -------------    -------------
                                                                                              13,291            9,658
Lease receivables                                                                              1,402            2,270
Intangible assets                                                                              1,687            1,215
Other assets                                                                                     504            1,336
                                                                                        -------------    -------------
                                                                                             $98,918          $63,487
                                                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short-term borrowings                                                                   $15,250          $   --
     Current maturities of long-term debt                                                     14,330            3,776
     Accounts payable                                                                         10,874            7,136
     Accrued liabilities                                                                      13,888           13,467
                                                                                        -------------    -------------
          Total Current Liabilities                                                           54,342           24,379
Deferred income taxes                                                                          1,227            1,584
Long-term debt                                                                                 2,715            1,986
Stockholders' Equity
     Common Stock, par value $.10 per share, authorized 15,000,000
       shares, issued 4,458,354 shares in 1995; 4,510,068 shares in 1996                         446              451
     Capital surplus                                                                          17,128           17,591
     Retained earnings                                                                        24,101           19,252
     Treasury stock, at cost (54,897 shares in 1995; 131,689 shares in 1996)                   (629)          (1,531)
     Unearned compensation expense                                                             (412)            (225)
                                                                                        -------------    -------------
          Total Stockholders' Equity                                                          40,634           35,538
                                                                                        -------------    -------------
                                                                                             $98,918          $63,487
                                                                                        =============    =============

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC.,
(FORMERLY LUMEX, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------------
                                                                             1994             1995              1996
                                                                         -------------    -------------     --------------
   Net sales                                                                  $70,420          $75,448            $80,711
   Cost of sales                                                               41,757           47,924             48,405
                                                                         -------------    -------------     --------------
        Gross profit                                                           28,663           27,524             32,306
   Selling, general and administrative expenses                                28,440           41,843             32,718
                                                                         -------------    -------------     --------------

        Operating income (loss)                                                   223         (14,319)              (412)
   Interest expense                                                           (1,143)          (1,723)              (882)
   Interest income                                                              2,048            1,582                650
   Loss from joint venture                                                         --              --               (159)
                                                                         -------------    -------------     --------------

   Income (loss) from continuing operations before income taxes                 1,128         (14,460)              (803)
   Income taxes                                                                   135          (3,344)                 32
                                                                         -------------    -------------     --------------

   Income (loss) from continuing operations                                       993         (11,116)              (835)

   Discontinued operations:
       Income (loss) from discontinued operations net of income tax
           provision of $1,437 in 1994 and $792 in 1995                         2,489            1,350                --
       Loss on disposal, net of income tax benefit of $199 in 1995                --           (3,138)            (4,014)
                                                                         -------------    -------------     --------------

   Net income (loss)                                                           $3,482        $(12,904)           $(4,849)
                                                                         =============    =============     ==============

   Net income (loss) per share of common stock:
        Continuing operations                                                $    .23      $    (2.55)             $(.19)
        Discontinued operations                                                   .58            (.41)              (.91)
                                                                         =============    =============     ==============

        Net income (loss)                                                    $    .81       $   (2.96)            $(1.10)
                                                                         =============    =============     ==============


See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC.,
(FORMERLY LUMEX, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                                                         Unrealized
                                                                                           Gains/                Unearned     ESOP
                                                    Common Stock     Capital  Retained   Losses on   Treasury  Compensation   Loan
                                                 Shares   Par Value  Surplus  Earnings  Investments   Stock      Expense     Rcvable
                                                 ------   ---------  -------  --------  -----------  --------  ------------ --------
Balance at December 31, 1993                     4,305      $430     $15,829   $33,522                $(879)                  $(165)
   Net Income                                                                    3,482
   Stock allocated under ESOP                                                                                                   310
   Loan to repurchase ESOP shares distributed                                                                                   (60)
   Loan to repurchase 6,554 shares from
           Treasury                                                       13                             72                     (85)
   Exercise of stock options                        66         7         325
   Purchase of common shares                                                                            (57)
   Retirement of common shares                     (10)       (1)       (120)                           119
   Unrealized loss on investments                                                           ($225)
   Tax benefit derived from stock option plan                            120
                                                 ------   ---------  -------  --------  -----------  --------  ------------ --------

Balance at December 31, 1994                     4,361       436      16,167    37,004       (225)      (745)                    --
   Net loss                                                                    (12,904)
   Stock allocated under ESOP                                                                                                   291
   Loan to repurchase ESOP shares distributed                                                                                  (159)
   Loan to repurchase shares from Treasury                               (32)                            164                   (132)
   Exercise of stock options                        15         2          75
   Retirement of common shares                                            (2)
   Unrealized gain on investments                                                            225
   Restricted stock issued                          65         6         673                                       $(673)
   Restricted stock canceled                                                                             (62)         55
   Common stock issued to Directors                  6         1          64                              14
   Common stock issued as compensation              11         1         152
   Tax benefit derived from stock option plan                             31
   Amortization of unearned compensation                                                                             206
   Other                                                                            1
                                                 ------   ---------  -------  --------  -----------  --------  ------------ --------

Balance at December 31, 1995                     4,458       446      17,128    24,101         --       (629)       (412)       --

   Net loss                                                                     (4,849)
   Stock allocated under ESOP                                                                            168
   Repurchase of common shares                                                                        (1,016)
   Exercise of stock options                        44         4         307
   Restricted stock canceled                                              14                            (110)        105
   Common stock issued to Directors                  8         1          94                              56
   Tax benefit derived from stock option plan                             48
   Amortization of unearned compensation                                                                              82
                                                 ------   ---------  -------  --------  -----------  --------  ------------ --------
Balance at December 31, 1996                     4,510      $451     $17,591   $19,252     $--       $(1,531)      $(225)     $ --
                                                 ======   =========  =======  ========  ===========  ========  ============ ========

See notes to consolidated financial statements.

                                       F-6
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Dollars in thousands)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                 1994              1995            1996
                                                                              ------------     -------------    ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                             $3,482         $(12,904)        $(4,849)
     Noncash items included in net income(loss):
         Depreciation and amortization                                              3,224             5,231           2,940
         Contribution of Common Stock to ESOP                                         311               291              --
         Deferred income taxes                                                        648               551              --
         Provisions for losses on accounts and lease receivables                       11               368             767
         Discontinued operations                                                       --             2,690           3,867
     Changes in operating assets and liabilities:
         Accounts receivable                                                      (8,020)           (6,278)           1,897
         Inventories                                                                (373)           (5,373)           2,090
         Refundable income taxes                                                       --           (2,782)              64
         Other current assets                                                         355           (1,080)         (1,720)
         Lease receivables                                                       (15,605)          (14,527)         (9,698)
         Accounts payable                                                           2,793             7,773         (3,738)
         Accrued liabilities                                                          371             7,503         (3,826)
                                                                              ------------     -------------    ------------
         NET CASH USED IN OPERATING ACTIVITIES                                   (12,803)          (18,537)        (12,206)
                                                                              ------------     -------------    ------------

INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operations,
          net of closing and other costs                                               --                --          36,800
     Purchases of property, plant  and equipment                                  (3,614)           (9,593)         (1,061)
     Purchases of investments                                                     (1,003)                --              --
     Proceeds from sales and maturities of investments                              7,105             2,633           2,476
     Decrease (increase) in other assets                                            1,881             (348)           (429)
     Increase in intangible assets                                                  (792)           (6,083)            (36)
                                                                              ------------     -------------    ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            3,577          (13,391)          37,750
                                                                              ------------     -------------    ------------

FINANCING ACTIVITIES:
     Proceeds from short-term debt                                                     --            15,250              --
     Repayment of short-term debt                                                      --                --        (15,250)
     Proceeds from sale of leases                                                  16,803             8,344           6,954
     Proceeds from long-term debt                                                   5,000             4,500           3,517
     Principal payments of long-term debt                                         (3,305)           (4,030)        (14,800)
     Common shares reacquired                                                        (57)                --           (927)
     Other                                                                            271              (84)             232
                                                                              ------------     -------------    ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           18,712            23,980        (20,274)
                                                                              ------------     -------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                         9,486           (7,948)           5,270
CASH AND CASH EQUIVALENTS -- January 1                                                260             9,746           1,798
                                                                              ------------     -------------    ------------

CASH AND CASH EQUIVALENTS -- December 31                                           $9,746            $1,798          $7,068
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

NOTE C--NONRECURRING AND CERTAIN INFREQUENT CHARGES

In 1995, the Company recorded pre-tax nonrecurring charges totaling $10.2 million of which $7.9 million and $2.3 million have been reflected in selling, general and administrative expenses and cost of sales, respectively. Of these charges, $8.2 million were recorded in the fourth quarter of 1995, including the estimated costs associated with a restructuring plan. Under the plan, the Company consolidated its sales forces, phased down the production of unprofitable product lines and eliminated approximately 75 sales, administrative and engineering positions. Included in the nonrecurring charges are costs related to, among other things, severance payments and related personnel costs of $2.3 million, phasing down production of unprofitable or older product lines of $2.3 million, contractual obligations of $1.3 million, $.7 million for warranty costs related to certain older product lines and other expenses totaling $1.6 million related to the restructuring of its CYBEX business, of which $.9 million was paid or charged against the reserves in 1995. At December 31, 1995, $5.1 million and $2.3 million of these reserves were reflected in accrued liabilities and inventory reserves, respectively, in the Company's consolidated balance sheet.

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

                                      F-11
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C--NONRECURRING AND CERTAIN INFREQUENT CHARGES (CONTINUED)

During 1996, the Company made payments and incurred charges to the reserves, originally established in the fourth quarter of 1995, for severance and related costs of $1.1 million, contractual obligations of $491,000, discontinued product lines of $700,000 and other expenses of $1,110,000. Adjustments were made to decrease the reserve in 1996 for severance and contractual obligations of $370,000 and $229,000, respectively. Adjustments were made to increase the reserve in 1996 for discontinued product lines and other expenses of $856,000 and $60,000, respectively. The remaining balance in the reserves for nonrecurring charges at December 31, 1996, was $4.2 million and was comprised of $800,000 for severance, $3.1 million for discontinued product lines and $300,000 for other expenses. The non-cash portion of the balance of nonrecurring charges is approximately $3.1 million and the cash portion is approximately $1.1 million.

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

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

                                                       December 31,
                                              -------------------------------
                                                 1995               1996
                                              ------------       ------------
 Bank term loans                                  $13,525            $ 2,012
 Industrial development revenue bond                1,245                615
 Industrial development revenue note                2,275              2,100
 Note payable                                         --               1,035
                                              ------------       ------------
                                                   17,045              5,762
     Less current portion                          14,330              3,776
                                              ------------       ------------
                                                  $ 2,715            $ 1,986
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

Selected data on the Company's short-term borrowings are as follows (dollars in thousands):

                                                    1995              1996
                                                --------------    --------------

          Balance at December 31                      $15,250               --
          Weighted average interest
               rate at December 31                      7.42%               --
          Maximum amount outstanding
               at any month end                       $15,250           $15,250
          Average amount outstanding                   $8,813             1,271
          Weighted average interest
               rate for the year                        7.50%             7.41%

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over five years. The Company's proforma information follows (in thousands except for earnings per share information):


                                                                        December 31
                                                             -----------------------------------
                                                                  1995                1996
                                                             ---------------      --------------
 Proforma loss from continuing operations                         $(11,133)           $   (889)
 Proforma net loss                                                $(12,921)           $ (4,903)
 Proforma loss per share from continuing operations               $  (2.57)           $   (.20)
 Proforma net loss per share                                      $  (2.98)           $  (1.12)


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

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

The following is a summary of activity in the 1995 Omnibus Incentive Plan and 1987 Stock Option Plan:



                                            1995 Omnibus Incentive Plan                      1987 Stock Option
                                                                                                   Plan
                                           -------------------------------   --------------------------------------------------
                                                              Weighted                                             Weighted
                                              Number           Average           Number                             Average
                                                of            Exercise             of             Option           Exercise
                                              Shares            Price            Shares            Price             Price
                                           --------------   --------------   ---------------   --------------    --------------
   Outstanding at Jan. 1, 1994                                                      246,950    $  5 - $19
        Granted                                                                     144,600    $ 10 - $11
        Exercised                                                                  (65,900)    $  5
        Forfeited                                                                  (48,800)    $ 10 - $14
                                                                             ---------------
   Outstanding at Dec. 31, 1994                      --                             276,850    $  5 - $19
        Granted                                   40,000              $10            70,100    $ 11
        Exercised                                    --                            (15,050)    $  5
        Forfeited                                    --                            (70,625)    $ 10 - $14
                                           --------------                    ---------------
   Outstanding at Dec. 31, 1995                   40,000              $10           261,275    $  5 - $19           $10.49
        Granted                                      --                              16,000    $  9                 $ 9.00
        Exercised                                    --                            (43,650)    $  5 - $10           $ 7.34
        Forfeited                                (7,500)              $10         (109,075)    $ 10 - $14           $10.74
        Expired                                      --                             (6,000)    $ 14                 $14.00
                                           --------------                    ---------------
   Outstanding at Dec. 31, 1996                   32,500              $10           118,550    $  9 - $19           $11.88
                                           ==============                    ===============

   Exercisable at Dec. 31:
                   1996                           13,750              $10            70,675                         $13.20
                   1995                              --                             119,681                         $11.48


   Shares available for future
        issuance at Dec. 31:
                   1996                          166,979                            156,400
                   1995                          150,009                             57,325



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

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G--INCOME TAXES

The provision (benefit) for income taxes on continuing operations included in the accompanying Consolidated Statements of Operations is summarized as follows (in thousands):

                               1994                1995               1996
                            ------------       -------------       ------------

 Current:
      Federal                   $  (33)           $ (2,816)                $--
      State and local                60                  23                 32
                            ------------       -------------       ------------
                                     27             (2,793)                 32
 Deferred                           108               (551)                 --
                            ------------       -------------       ------------
                                  $ 135           $ (3,344)             $   32
                            ============       =============       ============

The significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                        1995           1996
                                                      ----------    -----------
 Deferred tax liabilities:
      Accelerated depreciation                           $1,022         $1,379
      Other - net                                           205            205
                                                      ----------    -----------
      Total deferred tax liabilities                      1,227          1,584

 Deferred tax assets (included in other current assets):
      Net operating loss carryforward                        --          2,861
      Nonrecurring charge                                 1,798            582
      Discontinued operations                               772          1,174
      Warranty reserves                                     816            617
      Insurance obligations                                 276            332
      Bad debt reserves                                     240            407
      LIFO reserves                                          82             45
      Inventory cost capitalization                          87             81
      Other - net                                            82              4
                                                      ----------    -----------
       Total deferred tax assets                          4,153          6,103
 Valuation allowance                                    (2,698)        (4,291)
                                                      ----------    -----------

 Net deferred tax asset                                 $   228        $   228
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

                                      F-20
CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G--INCOME TAXES (CONTINUED)

The reconciliation of tax computed on the results from continuing operations at the federal statutory rate to the provision (benefit) for income taxes is as follows (in thousands):

                                                            1994               1995              1996
                                                         ------------       -----------       ------------
 Tax computed at statutory rate                                 $383          $(4,916)             $(273)
 Tax-free interest earned on
      investments                                              (107)              (67)                (6)
 Foreign Sales Corporation
      exempt income                                            (101)             (105)                --
 State income taxes, net of federal tax benefit                   40                15                 21
 Research and development tax
      credit                                                    (57)               --                 --
 Valuation allowance                                             --              1,707                249
 Other, net                                                     (23)                22                 41
                                                         ------------       -----------       ------------

                                                                $135          $(3,344)                $32
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

CYBEX INTERNATIONAL, INC.
(FORMERLY LUMEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I--LEASES (CONTINUED)

Lease receivables were comprised of the following (in thousands):

                                                   1995             1996
                                               --------------   --------------

 Minimum lease payments receivable                    $2,467           $5,257
 Less unearned interest income                         (430)            (616)
 Less allowance for uncollectible accounts              (61)            (227)
                                               --------------   --------------

 Lease receivables                                     1,976            4,414
 Current portion                                         574            2,144
                                               --------------   --------------

 Noncurrent portion                                   $1,402           $2,270
                                               ==============   ==============


Minimum lease payments receivable as of December 31, 1996 were as follows (in thousands):

                          1997                    $2,828
                          1998                     1,721
                          1999                       500
                          2000                       174
                          2001                        34
                          Thereafter                  --
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

         2(b)(i) Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CAT'S TAIL, INC., incorporated by reference to Exhibit 2(b)(i) to the Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

         2(b)(ii) First Amendment to Agreement and Plan of Merger, dated as of January 16, 1997, to Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CAT'S TAIL, INC., incorporated by reference to Exhibit 2(b)(ii) to the 1996 10-K.

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

         21 Subsidiaries of the Registrant., incorporated by reference to Exhibit 21 to the 1996 10-K.

         23           Consent of Ernst & Young LLP. (FILED HEREWITH)

         27           Financial Data Schedule., incorporated by reference to
                      Exhibit 27 to the 1996 10-K.

--------------------------------------------------------------------------------

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


                                               CYBEX International, Inc.
                                       -----------------------------------------
                                                      (Registrant)





April 23,1997                   By:    /s/ Robert S. Zuccaro
-------------                          -----------------------------------------
   (Date)                              Robert S. Zuccaro, on behalf of the
                                       Registrant and as Vice President and
                                       Treasurer

                                  EXHIBIT INDEX



     EXHIBIT NO.                           DESCRIPTION

      2(a) Asset Sale Agreement, dated as of March 13, 1996, by and between the Company, MUL Acquisition Corp. I, MUL Acquisition Corp. II and Fuqua Enterprises, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 3, 1996.

      2(b)(i) Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CAT'S TAIL, INC., incorporated by reference to Exhibit 2(b)(i) to the Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

      2(b)(ii) First Amendment to Agreement and Plan of Merger, dated as of January 16, 1997, to Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CAT'S TAIL, INC., incorporated by reference to
                    Exhibit 2(b)(ii) to the 1996 10-K.

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

      21 Subsidiaries of the Registrant., incorporated by reference to Exhibit 21 to the 1996 10-K.

      23            Consent of Ernst & Young LLP. (FILED HEREWITH)

      27            Financial Data Schedule., incorporated by reference to
                    Exhibit 27 to the 1996 10-K.