Form 10-Q
period 1997-03-31
CYBEX INTERNATIONAL INC
filed 1997-05-15
CIK 60876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 3/31/97.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number  0-4538


                            CYBEX INTERNATIONAL, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                 New York                                11-1731581
--------------------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

2100 Smithtown Avenue, Ronkonkoma, New York                11779
--------------------------------------------------------------------------------
  (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code  (516) 585-9000
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 31, 1997, the registrant had outstanding 4,381,555 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                            CYBEX INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  (Dollars in thousands, except per share data)

                                                                                                            (unaudited)
                                                                                                         THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                   -------------------------------
                                                                                                        1996             1997
                                                                                                    -------------    -------------

Net Sales                                                                                                $20,076          $18,297
Cost of sales                                                                                             12,076           10,863
                                                                                                    -------------    -------------
     Gross profit                                                                                          8,000            7,434

Selling, general and administrative expenses                                                               7,889            7,537
                                                                                                    -------------    -------------

         Operating income (loss)                                                                             111            (103)
Interest expense                                                                                           (585)            (101)
Interest income                                                                                               65              200
Income from joint venture                                                                                     --               50
                                                                                                    -------------    -------------
(Loss) income from continuing operations
          before income tax provision                                                                      (409)               46
Income tax provision                                                                                          --                8
                                                                                                    -------------    -------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                                                                   (409)               38
Loss from discontinued operations, net                                                                     (414)                --
                                                                                                    -------------    -------------


NET (LOSS) INCOME                                                                                       $  (823)          $    38
                                                                                                    =============    =============


(LOSS) INCOME PER SHARE OF COMMON STOCK:
     Continuing operations                                                                             $   (.09)          $   .01
     Discontinued operations                                                                               (.10)               --
                                                                                                    -------------    -------------


     NET (LOSS) INCOME                                                                                 $   (.19)          $   .01
                                                                                                    =============    =============


See notes to consolidated condensed financial statements.


                            CYBEX INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                                                                       (UNAUDITED)
                                                                                                DECEMBER 31,            MARCH 31,
                                                                                                    1996                   1997
                                                                                              ------------------      --------------
                                                                                                      (Dollars in thousands)
ASSETS
Current Assets
     Cash and cash equivalents                                                                      $  7,068               $  5,266
     Accounts receivable                                                                              20,364                 17,378
     Inventories                                                                                       9,934                  9,136
     Lease receivables                                                                                 2,144                  2,018
     Property held for sale                                                                            3,051                  3,011
     Refundable income taxes                                                                           2,718                  2,938
     Other current assets                                                                              3,729                  4,971
                                                                                              ---------------         --------------

         Total Current Assets                                                                         49,008                 44,718

Property, plant and equipment                                                                          9,658                  9,892
Lease receivables                                                                                      2,270                  4,144
Intangible assets                                                                                      1,215                  1,094
Other assets                                                                                           1,336                    669
                                                                                              ---------------         --------------
                                                                                                     $63,487                $60,517
                                                                                              ===============         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt                                                           $  3,776               $  3,610
     Accounts payable                                                                                  7,136                  5,613
     Other current liabilities                                                                        13,467                 12,368
                                                                                              ---------------         --------------
         Total Current Liabilities                                                                    24,379                 21,591

Deferred income taxes                                                                                  1,584                  1,584
Long-term debt                                                                                         1,986                  1,721
Stockholder's Equity
     Common Stock, $.10 par value authorized 15,000,000 shares,
         issued 4,510,068 in 1996 and 4,511,994 in 1997                                                  451                    451
     Capital surplus                                                                                  17,591                 17,606
     Retained earnings                                                                                19,252                 19,290
     Treasury stock at cost (131,689 shares in 1996
         and 130,439 shares in 1997)                                                                 (1,531)                (1,517)
     Unearned compensation expense                                                                     (225)                  (209)
                                                                                              ---------------         --------------
         Total Stockholders' Equity                                                                   35,538                 35,621
                                                                                              ---------------         --------------
                                                                                                     $63,487                $60,517
                                                                                              ===============         ==============

See notes to consolidated condensed financial statements.

                            CYBEX INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (Dollars in thousands)


                                                                                                                (unaudited)
                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                     -------------------------------
                                                                                                         1996              1997
                                                                                                     -------------     -------------
OPERATING ACTIVITIES:

Net (loss) income                                                                                       $   (823)          $     38
Adjustments to reconcile net (loss) income to net cash used
     in operating activities:
         Depreciation and amortization                                                                        734               615
         Net changes in operating assets and liabilities                                                  (3,862)           (2,434)
         Change in net assets of discontinued operations                                                  (1,319)                --
                                                                                                     -------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                                                                     (5,270)           (1,781)


INVESTING ACTIVITIES:

Purchase of property, plant and equipment, net                                                              (176)             (642)
Proceeds from sales and maturities of investments                                                           2,476                --
Purchases of intangible assets                                                                               (30)               (1)
                                                                                                     -------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                         2,270             (643)


FINANCING ACTIVITIES:

Proceeds from sales of lease receivables                                                                    2,473             1,054
Principal payments of long-term debt                                                                      (1,150)             (432)
Exercise of stock options                                                                                     153                --
                                                                                                     -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                   1,476               622
                                                                                                     -------------     -------------

DECREASE IN CASH                                                                                          (1,524)           (1,802)

CASH AND CASH EQUIVALENTS-- January 1                                                                       1,798             7,068
                                                                                                     -------------     -------------

CASH AND CASH EQUIVALENTS-- March 31                                                                      $   274          $  5,266
                                                                                                     =============     =============


See notes to consolidated condensed financial statements.

                            CYBEX INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report or Form 10-K for the year ended December 31, 1996.

NOTE 2 -- MERGER AGREEMENT

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

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost or market. Inventory costs have been determined by the Last-in, First-out (LIFO) method for approximately 23% and 25% of inventories at December 31, 1996 and March 31, 1997, respectively. The estimated replacement cost of LIFO inventories exceeds stated LIFO cost by $953 at December 31, 1996 and March 31, 1997, respectively.

Inventories were as follows:

                         December 31,             March 31,
                             1996                   1997
                       ------------------     ------------------

Finished goods                  $  3,053               $  2,522
Work in process                    3,973                  3,784
Raw materials                      2,908                  2,830
                       ------------------     ------------------

                                $  9,934               $  9,136
                       ==================     ==================

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

NOTE 4 -- NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during each year (4,420,986 in 1996 and 4,382,593 in
1997).

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

RESULTS OF OPERATIONS

The following table sets forth selected items from the consolidated condensed statements of operations as a percentage of sales:

                                                         Quarter Ended                 % Increase
                                                         March 31, 1997                (Decrease)
                                                 -------------------------------     ----------------
                                                     1996              1997
                                                 -------------     -------------

Net sales                                              100.0%            100.0%                (8.9)
Cost of sales                                            60.2              59.4               (10.0)
                                                 -------------     -------------
     Gross profit                                        39.8              40.6                (7.1)
Selling, general and administrative expenses             39.3              41.2                (4.5)
                                                 -------------     -------------
     Operating income (loss)                               .5              (.6)

(Loss) income from continuing operations                (2.0)                .2

For the first quarter ended March 31, 1997, net sales from continuing operations declined 8.9%, to $18,297,000 compared to $20,076,000 in the same period a year earlier. The lower sales levels for the 1997 quarter were largely due to customer anticipation of new products being introduced at the IHRSA industry show in April and the comparison to an unusually strong 1996 first quarter resulting from a large 1995 backlog of new VR2 strength products. Shipments of treadmills were lower due to the production limitations of a planned factory move. Shipments of the VR2 strength rose 23% for the first quarter 1997 compared to the first quarter 1996. Shipments of isokinetic products were 13% ahead of the same period in the prior year, partly in anticipation of announced price increases implemented April 1, 1997.

Gross profit margins improved to 40.6% during the first quarter 1997 as compared to 39.8% in the first quarter 1996 primarily due to a favorable product mix.

Selling, general and administrative expenses were higher, as a percentage of sales, at 41.2% in the first quarter 1997 compared to 39.3% in the same period a year earlier, although dollars spent declined by $352,000 or 4.5%. Excluding merger related costs of $400,000 in the first quarter of 1997, selling, general and administrative expenses were slightly lower, as a percentage of sales, at 39% when compared to the first quarter 1996, and the overall decline in dollars spent was $752,000 or 9.5%.

Interest expense was $484,000 lower in the first quarter 1997 as compared to the first quarter of the prior year as the Company repaid $28 million in bank debt in April 1996 from the proceeds received in the sale of the Company's Lumex Division. Interest income was higher due to higher available balances of cash and cash equivalents and lease receivables.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's working capital was approximately $23.1 million, including cash and cash equivalents of $5.3 million; its current ratio was 2.1 to 1 and total long-term borrowings were $5.3 million.

Net cash used in operating activities was $1.8 million in the first quarter 1997 as the reduction in trade receivables ($3.0 million) and inventories ($.8 million) were more than offset by increases in lease receivables ($2.8 million) and reductions in trade payables and accrued liabilities ($2.6 million). Net cash used in operating activities was $5.3 million in the first quarter 1996, including $1.7 million from discontinued operations. Cash used from continuing operations of $3.6 million resulted largely from increased inventories ($1.1 million) and lease receivables ($1.3 million) and reductions in trade payables and accrued liabilities ($6.2 million) offset by a decrease in trade receivables ($4.9 million).

Cash used in investing activities was $644,000 in the first quarter 1997, substantially all of which were purchases of manufacturing equipment. Cash provided by investing activities of $2.2 million during the first quarter 1996 was primarily due to sales and maturities of investments used to fund operating activities.

Cash provided by financing activities in the first quarter 1997 was $622,000 representing sales of lease receivables in the Company's portfolio of $1.05 million less principal payments made under long-term debt obligations of $432,000. In the first quarter, 1996 cash provided by financing activities was $1.5 million, including $2.4 million in sales of lease receivables offset by principal payments of long-term debt of $1.1 million.

At March 31, 1997, the Company's long-term debt represented 5.6% of total equity. The Company has a $5 million bank line of credit under which there were no outstanding borrowings. Management expects the cash flow generated from its operations, the sale of its Ronkonkoma, New York manufacturing facility and available vendor financing for capital equipment purchases will be sufficient to meet its working capital and capital spending needs. The contract for the sale of the Ronkonkoma facility, which was expected to close in the second quarter 1997, was terminated, and it is now expected that the sale of the facility will not occur until later in the year. CFC, the Company's finance subsidiary, is expected to support its operations through periodic sales of its lease portfolios to third party financial institutions.

The Merger Agreement requires the consents of Trotter and Company lenders and will result in the Company and Trotter not being in compliance with certain financial ratios and certain other restrictive covenants of their long-term debt agreements and credit facilities. In addition, the ongoing operations of CYBEX Financial Corp. require arrangements with third party financial institutions to provide funding to support its leasing programs.

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

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                      On April 3, 1996, the Company completed the sale of substantially all the assets of its Lumex Division to Fuqua Enterprises, Inc. ("Fuqua") for $40,750,000 in cash. The asset sale agreement with Fuqua provides for a post-closing adjustment to the sales price based on the change in the net assets of the Lumex Division from December 31, 1995, through the closing date. The Company has received notice from Fuqua that Fuqua believes the stated amount of the net assets of the Lumex Division as of the closing date are overstated by $9.3 million. The Company has determined to proceed to arbitration to resolve parts of this dispute. An initial submission to the arbitrator was made by Fuqua in March, 1997. On March 27, 1997, Fuqua notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. The Company applied to the New York County Supreme Court for a determination of the scope of the arbitration clause contained in the purchase price provision of the asset sale agreement. On April 18, 1997, the court issued an interim stay of the arbitration proceedings pending a hearing of the Company's application to stay arbitration as to six of the Fuqua claims. On May 9, 1997, following the hearing, the court denied the Company's application for a stay of arbitration and ordered the Company to arbitrate the dispute with Fuqua in full. The Company intends to make its initial submission to the arbitrator on or about May 16, 1997, and intends to appeal the court's decision.

         ITEM 2.  CHANGES IN SECURITIES

                      On March 31, 1997, the Company issued 1,250 shares of its common stock from treasury to John C. Spratt, for serving as Chairman of the Board of Directors. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                      None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      None

         ITEM 5.  OTHER INFORMATION

                      None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                      (a)         Exhibits
                                  --------

                                  27 -- Financial Data Schedule (filed herewith)

                      (b)         Reports on Form 8-K
                                  -------------------

                                  There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CYBEX International, Inc.
                                     -------------------------------------------




May 15, 1997                     By: /s/ J. Raymond Elliott
------------                         -------------------------------------------
   (Date)                            J. Raymond Elliott
                                     President and Chief Executive Officer



May 15, 1997                     By: /s/ Robert S. Zuccaro
------------                         -------------------------------------------
   (Date)                            Robert S. Zuccaro
                                     Vice President and Treasurer

                                  EXHIBIT INDEX



     EXHIBIT NO.                DESCRIPTION
     -----------                -----------

     27                 Financial Data Schedule. (FILED HEREWITH)