Form 10-Q
period 1997-06-30
CYBEX INTERNATIONAL INC
filed 1997-08-12
CIK 60876

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                             ____________________


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                             ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 6/30/97.
                                                -------
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

Commission file number  0-4538


                           CYBEX INTERNATIONAL, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)

                      New York                                                     11-1731581
----------------------------------------------------                ----------------------------------------
          (State or other jurisdiction of                                       (I.R.S. Employer
           incorporation or organization)                                     Identification No.)

      10 Trotter Drive, Medway, Massachusetts                                        02053
----------------------------------------------------                ----------------------------------------
      (Address of principal executive office)                                      (Zip Code)

 Registrant's telephone number, including area code                              (508) 533-4300
                                                                    ----------------------------------------

Registrant's former address:  2100 Smithtown Avenue, Ronkonkoma, New York  11779

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On June 30, 1997, the registrant had outstanding 8,650,347 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

                           CYBEX INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations (unaudited) --
              Three and six months ended June 30, 1997 and 1996                                      3

              Condensed Consolidated Balance Sheets -- June 30, 1997 (unaudited)
              and December 31, 1996                                                                  4

              Condensed Consolidated Statements of Cash Flows (unaudited) -- Six
              months ended June 30, 1997 and 1996                                                    5

              Notes to Condensed Consolidated Financial Statements (unaudited)                       6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                 10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                     14

     Item 2.  Changes in Securities                                                                 14

     Item 3.  Defaults Upon Senior Securities                                                       15

     Item 4.  Submission of Matters to a Vote                                                       15

     Item 5.  Other Information                                                                     16

     Item 6.  Exhibits                                                                              16

Signatures                                                                                          17

                           CYBEX INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                  -------------------------------  ---------------------------------------
                                                         1997            1996           1997                  1996
                                                  ---------------  --------------  -----------------   -------------------
Net sales                                               $ 15,352          $9,746      $ 30,893                    $22,416
Cost of sales                                             11,750(a)        6,353        20,715(a)                  14,440
                                                  ---------------  --------------  -----------------   -------------------
     Gross profit                                          3,602           3,393        10,178                      7,976

Selling, general and administrative expenses              10,548(b)        3,275        14,755(b)                   6,474
Nonrecurring charges                                       5,234(c)           --         5,234(c)                      --
                                                  ---------------  --------------  -----------------   -------------------

     Operating income (loss)                             (12,180)            118        (9,811)                     1,502
Interest expense, net                                        193             261           376                        563
                                                  ---------------  --------------  -----------------   -------------------
Income (loss) before income taxes                        (12,373)           (143)      (10,187)                       939
Income tax provision (benefit)                            (3,788)            (57)       (2,903)                       385
                                                  ---------------  --------------  -----------------   -------------------

Net income (loss)                                       $ (8,585)         $  (86)     $ (7,284)                   $   554
                                                  ===============  ==============  =================   ===================

Net income (loss) per share                               $(1.42)         $(0.02)       $(1.41)                     $0.13
                                                  ===============  ==============  =================   ===================
Shares used in computing net income
     (loss) per share                                      6,041           4,273         5,152                      4,273
                                                  ===============  ==============  =================   ===================

(a) Includes $2,375 of costs considered unusual, or a direct result of the Merger
(b) Includes $4,599 of costs considered unusual, or a direct result of the Merger
(c) Includes $2,734 of costs related to the Sharpsville plant closure and a $2,500 charge for acquired research and development.

See notes to condensed consolidated financial statements.

                           CYBEX INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (in thousands, except share data)

                                                                    JUNE 30,      DECEMBER 31,
                                                                      1997           1996
                                                                 --------------   -------------
                                                                   (unaudited)
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                         $ 4,262        $ 1,656
   Accounts receivable, net                                           18,186          7,604
   Inventories                                                         6,130          2,083
   Lease receivables                                                   4,799             --
   Deferred income taxes                                               7,851            665
   Net assets held for sale                                            5,500             --
   Refundable income taxes                                             3,360             --
   Other current assets                                                2,375            410
                                                                 --------------   -------------

          Total current assets                                        52,463         12,418

Property and equipment, net                                           12,572          4,725
Goodwill                                                              11,738          2,451
Lease receivables                                                      1,609             --
Deferred income taxes                                                  3,633            215
Other assets,                                                          1,474            558
                                                                 --------------   -------------

                                                                     $83,489        $20,367
                                                                 ==============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                              $ 3,231        $ 1,409
   Accounts payable                                                    6,311          2,838
   Other current liabilities                                          20,017          3,966
                                                                 --------------   -------------

          Total current liabilities                                   29,559          8,213

Long-term debt                                                        15,930          9,960
Other liabilities                                                      1,198            798
Commitments and contingencies
Stockholders' equity:
   Common stock, $.10 par value, 20,000,000
      shares authorized, 8,837,528 and 4,273,056 shares issued           884            427
   Additional paid-in capital                                         44,088             --
   Retained earnings (accumulated deficit)                            (6,315)           969
   Treasury stock, at cost (187,181 shares in 1997)                   (1,855)            --
                                                                 --------------   -------------

          Total stockholders' equity                                  36,802          1,396
                                                                 ==============   =============
                                                                     $83,489        $20,367
                                                                 ==============   =============

See notes to condensed consolidated financial statements.

                           CYBEX INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ----------------------
                                                                                         1997       1996
                                                                                     ----------- ----------
OPERATING ACTIVITIES:
     Net income (loss)                                                                  $(7,284)  $   554
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities --
          Depreciation and amortization                                                     745       662
          Non-cash nonrecurring charges                                                   4,195        --
          Provision for doubtful accounts                                                 1,878       190
          Deferred income taxes                                                          (2,903)       --
          Net changes in operating assets and liabilities, net of effect
               of the  Merger                                                             2,823     1,053
                                                                                     ----------- ----------
                    Net cash provided by (used in) operating activities                    (546)    2,459
                                                                                     ----------- ----------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                                   (262)     (272)
     Cash acquired in merger, net of transaction costs of $1,645                            705        --
                                                                                     ----------- ----------
                    Net cash provided by (used in) investing activities                     443      (272)
                                                                                     ----------- ----------

FINANCING ACTIVITIES:
     Net borrowings (repayments) of debt                                                  2,636    (2,400)
     Remittances from UM Holdings, Ltd.                                                      --       890
     Exercise of stock options                                                               73        --
                                                                                     ----------- ----------
                     Net cash provided by (used in) financing activities                  2,709    (1,510)
                                                                                     ----------- ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     2,606       677

CASH AND CASH EQUIVALENTS -- Beginning of Period                                          1,656         5
                                                                                     ----------- ----------

CASH AND CASH EQUIVALENTS -- End of Period                                              $ 4,262   $   682
                                                                                     =========== ==========

See notes to condensed consolidated financial statements.

                           CYBEX INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year. The Company has reclassified the presentation of certain prior year amounts to conform to the current year presentation.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in both the company's latest Annual Report on Form 10-K for the year ended December 31, 1996 as well as the Company's definitive Proxy Statement dated April 23, 1997 filed with the Securities and Exchange Commission in connection with the Company's merger with Trotter Inc.

NOTE 2 -- TROTTER INC. MERGER

On May 23, 1997, a wholly-owned subsidiary of the Company merged with and into Trotter Inc. ("Trotter"), ("the Merger"). Pursuant to the terms of the Merger, 4,273,056 shares of the Company's Common Stock were issued to UM Equity Corp., the sole stockholder of Trotter in exchange for all of the issued and outstanding Trotter shares. Additionally, options to purchase Trotter shares were converted to options to purchase 436,920 shares of Company Common Stock, using the exchange ratio implied in the Merger of 1.1244884-to-1.0.

The Merger was accounted for as a purchase transaction with Trotter deemed to be the acquiring company for accounting purposes. Accordingly, the accompanying financial statements include Trotter's historical results for the three and six months ended June 30, 1997 and 1996 and include Cybex's results from the May 23, 1997 acquisition date through June 30, 1997.

The purchase price of the Merger was $44,102,000, which consists of the $42,457,000 market value of Cybex Common Stock (4,381,555 shares outstanding multiplied by the $9.69 per share five day average share price ending December 31, 1996) and estimated transaction costs of $1,645,000. All identifiable assets acquired were assigned a portion of the purchase price based on the fair value of Cybex's assets. Such allocation included the identification and evaluation of each development project to determine if technological feasibility had been achieved and if there were any alternative future uses. Where technological feasibility or alternative future uses did not exist, the costs of such technology was charged to expense, in accordance with SFAS No. 2. The amount allocated to acquired research and development of $2,500,000 was charged to operations as of the effective date of the Merger. The remaining amount of purchase price in excess of net tangible assets acquired was allocated to goodwill and is being amortized on a straight line basis over 30 years.

The purchase price allocation used in the preparation of the accompanying financial statements is preliminary. The Company is still gathering information and analysis related to income taxes, contingencies and certain exit costs.

The following table summarizes the unaudited pro forma combined results of operations for the six months ended June 30, 1997 and 1996 as if the Merger had occurred at the beginning of those periods:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                          ---------------------
                                                             1997        1996
                                                          ---------   ---------
                                                            (in thousands,except
                                                              per share amounts)

Net sales                                                  $56,847     $56,574
                                                          =========   =========
Net income (loss) from continuing operations               $(3,969)    $   534
                                                          =========   =========
Net income (loss) per share from continuing
     operations                                            $  (.46)    $   .06
                                                          =========   =========

The above pro forma data reflects the discontinuance of Cybex's treadmill product line and adjustments for certain duplicate costs, which, as a direct result of the Merger, will be eliminated.

The pro forma data for the six months ended June 30, 1997, does not include $5,234,000, or $.48 per share, of nonrecurring charges expensed by the Company in the second quarter of 1997 related to the Sharpsville plant closure and acquired research and development expenses. The pro forma data for the six months ended June 30, 1997 includes $6,974,000, or $.49 per share, of unusual and nonrecurring merger-related costs related primarily to conforming to new accounting and operating policies of the merged companies.

NOTE 3 -- UNUSUAL AND NONRECURRING MERGER-RELATED COSTS

The second quarter and six months ended June 30, 1997 include unusual and nonrecurring merger-related costs of $12,208,000, comprised of a pre-tax charge of $5,234,000 related to closing the Sharpsville manufacturing facility and acquired research and development, in addition to $6,974,000 of pre-tax costs and expenses considered by management to be unusual, or a direct result of the Merger, and not representative of the ongoing business. These costs are included in cost of sales ($2,375,000) and selling, general and administrative expenses ($4,599,000). Such costs and expenses relate primarily to conforming to new accounting and operating policies of the merged company, including reorganizing the Company's domestic and international sales operations and manufacturing initiatives aimed at achieving the full benefit of synergies and efficiencies which the Company believes are available as a result of the Merger. The Company is currently in the process of integrating the two businesses and management believes certain transition and integration costs will continue through the remainder of the year.

NOTE 4 -- CREDIT FACILITY

On December 7, 1995, Trotter entered into a Loan and Security Agreement ("the Agreement") with a bank that consisted of a $3,000,000 revolving loan and a $9,000,000 term loan. On June 16, 1997, the Company amended the Agreement to renew and increase funds available under the revolver portion of the Agreement from $3,000,000 to $12,000,000. Borrowings under the facility bear interest at the Company's option of either the prime rate or LIBOR plus 1.25% to 2.25% adjusted up or down based on certain covenant calculations, as defined. The credit facility matures on December 31, 2000. As of June 30, 1997, $3,000,000 and $7,8000,000 were outstanding under the revolver and the term loan, respectively. Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions.

Pursuant to the Agreement, the Company is required to maintain certain financial and non-financial covenants, as defined, including minimum working capital, tangible net worth and certain liquidity ratios, in addition to restrictions on dividends and capital expenditures.

NOTE 5 -- CONTINGENCY RELATED TO SALE OF BUSINESS

On April 3, 1996, Cybex completed the sale of substantially all the assets of its Lumex Division to Fuqua Enterprises, Inc. ("Fuqua") for $40,750,000 in cash. The asset sale agreement provided for a post-closing adjustment to the sales price based on the change in the net assets of the Lumex Division from December 31, 1995, through the closing date. The Company has received notice from Fuqua that Fuqua believes the stated amount of the net assets of the Lumex Division as of the closing date was overstated by $9,300,000 and that Fuqua believes that it is not responsible for reimbursing the Company for approximately $1,026,000, of assumed insurance liabilities. Prior to the Merger, the Company determined to proceed with arbitration to resolve this dispute. The Company disagrees with Fuqua's claim and is vigorously defending its position. An initial submission to the arbitrator was made by Fuqua in March 1997, and the Company's response was made in May 1997. The arbitrator has directed that pre-hearing briefs be filed in August 1997, and has scheduled hearings in early September 1997. Fuqua has also notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. Any differences between the actual cost to resolve this contingency and the amount accrued will be included in operations when the matter is concluded.

NOTE 6 -- INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following (in thousands):

                                         June 30,           December 31,
                                           1997                1996
                                       -----------         ------------
          Raw materials                 $  1,230             $  1,108
          Work in process                  2,065                  568
          Finished goods                   2,835                  407
                                       -----------         ------------
                                        $  6,130             $  2,083
                                       ===========         ============

NOTE 7-- NET ASSETS HELD FOR SALE

The Company has announced plans to sell its isokinetics business and its Ronkonkoma, New York facility, and is currently in negotiations with interested parties. Accordingly, the net assets expected to be sold have been presented as net assets held for sale in the accompanying balance sheet. Net sales of isokinetic products were $4,973,000 and $6,372,000 for the six months ended June 30, 1997 and 1996, respectively.


NOTE 8-- NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the periods presented. Common stock equivalents, consisting of dilutive common stock options, have not been included in the computation as they are anti-dilutive during periods with a net loss and are immaterial to the six months ended June 30, 1996. Historical Trotter shares have been adjusted retroactively to give effect to the equivalent number of shares received by the Trotter Stockholders in the Merger (see Note 2).

Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," was issued in February 1997 which requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the statement of operations. SFAS No. 128 is required to be adopted for the year-ended 1997; earlier application is not permitted. The adoption of SFAS No. 128 would not have a material impact on earnings per share presented for the three and six months ended June 30, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

The Company is a strength and cardiovascular company which develops, manufactures and sells premium quality, professional performance products for the commercial and consumer markets.

On May 23, 1997, the merger between a wholly-owned subsidiary of Cybex International, Inc. ("Cybex") and Trotter Inc. ("Trotter") was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. The transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. As a result, the accompanying historical financial information is that of Trotter for all periods presented, and also includes the results of Cybex from the May 23, 1997 acquisition date to June 30, 1997.

Trotter commenced operations in 1973 as one of the pioneers in the manufacture of treadmills specifically intended for home use. In 1993, Trotter entered the strength equipment market. Prior to the Merger, Trotter was an indirect, wholly-owned subsidiary of UM Holdings, Ltd.

Cybex's products are marketed in the United States through direct sales representatives and independent sales agents. International markets are served by more than 60 distributors worldwide. Trotter's products are distributed through independent authorized dealers, a small direct sales force primarily focused on commercial customers and a limited number of international distributors. Trotter' sales are divided about equally between the home and commercial markets. In 1996, Cybex entered into a joint venture with its U.K. distributor to improve its sales and service efforts in Europe. In connection with the Merger, the Company terminated the joint venture and entered into a new distribution agreement with its U.K. distributor.

In connection with the Merger, the Company has announced its plans to sell Cybex's isokinetics business and Cybex's Ronkonkoma, New York facility, and is currently in negotiations with interested parties.

RESULTS OF OPERATIONS

In connection with the Merger, the Company incurred unusual and nonrecurring merger-related costs of $12,208,000, comprised of a pre-tax charge of $2,734,000 related to closing Trotter's Sharpsville manufacturing facility, $2,500,000 of acquired research and development and $6,974,000 primarily related to conforming to new accounting and operating policies of the merged company, of which $2,375,000 is included in cost of sales and $4,599,000 is included in selling, general and administrative expenses.

The following table sets forth selected items from the condensed consolidated statements of operations as a percentage of net sales, excluding the $12,208,000 of unusual or nonrecurring merger-related charges in 1997:


                                           Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                         ---------------------       -------------------
                                            1997        1996            1997      1996
                                         ---------    --------       ---------  --------
    Net sales                               100%          100%         100%        100%
    Cost of sales                            61            65           59          64
                                         ---------    --------       ---------  --------
       Gross profit                          39            35           41          36
    Selling, general and administrative
        expenses                             39            34           33          29
                                         ---------    --------       ---------  --------
    Operating income                         -- %           1%           8%          7%
                                         =========    ========       =========  ========

NET SALES

For the three months ended June 30, 1997, the Company's net sales increased 58% to $15,352,000 from $9,746,000 in the same period of the prior year. This increase is directly due to the Merger as the 1997 period includes the combined sales of the merged companies for the last five weeks of the quarter.

For the six months ended June 30, 1997, the Company's net sales increased 38% to $30,893,000 from $22,416,000 in the same period of the prior year.
Approximately two-thirds of this increase is directly attributed to the Merger. The six month sales increase also resulted from a higher volume of treadmill sales, partially offset by a decrease in climber sales as climber production was phased out during the second quarter.

GROSS PROFIT

Gross profit increased 6% to $3,602,000 for the three months ended June 30, 1997 and 28% to $10,178,000 for the six months ended June 30, 1997 from the comparable periods of 1996. The 1997 periods include the results of Cybex for the last five weeks of the quarter in addition to $2,375,000 of unusual or nonrecurring merger-related costs charged to cost of sales. On a pro forma basis, excluding the $2,375,000 of unusual or nonrecurring costs in 1997, gross margin, as a percent of net sales, increased to 39% for the three months ended June 30, 1997 from 35% for the comparable period of the prior year. For the six months ended June 30, 1997, pro forma gross margin as a percent of net sales was 41%, compared to 36% for the same period in the prior year. The margin improvements in 1997 are due to the addition of Cybex's results, whose products have higher margins, for the last five weeks of the 1997 periods, in addition to more favorable product mix and productivity improvements at Trotter in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $7,273,000 to $10,548,000 for the three months ended June 30, 1997 and $8,281,000 to $14,755,000 for the six months ended June 30, 1997 from the comparable periods of 1996. The overall increases in selling, general and administrative expenses in 1997, exclusive of the $4,599,000 charge, are due to the 1997 period including Cybex for the last five weeks of the period and higher costs associated with Cybex's direct sales force. In addition, during June, the Company was involved in integrating the two companies' businesses and various duplicate administrative costs existed. The 1997 period includes the expenses of Cybex for the last five weeks of the quarter, in addition to $4,599,000 of unusual or nonrecurring merger-related costs. On a pro forma basis, excluding the $4,599,000 of unusual or nonrecurring costs in 1997, selling, general and administrative expenses, as a percent of net sales, increased to 39% for the three months ended June 30, 1997 from 34% for the comparable period of the prior year. For the six months ended June 30, 1997 pro forma selling, general and administrative expenses as a percent of net sales were 33% compared to 29% for the same period in the prior year.

NONRECURRING CHARGES

The nonrecurring charges during the quarter ended June 30, 1997 include $2,734,000 of costs related to closing Trotter's Sharpsville manufacturing plant (primarily the write-off of goodwill and other intangibles, severance costs and lease termination costs) and $2,500,000 for acquired research and development.

INTEREST EXPENSE

Net interest expense was $193,000 for the three months ended June 30, 1997 versus $261,000 for the three months ended June 30, 1996 and $376,000 for the six months ended June 30, 1997 versus $563,000 for the six months ended June 30, 1996. The decrease in interest expense in 1997 is primarily due to strong operating cash flows in late 1996 and early 1997 which allowed the Company to reduce its average debt levels.

INCOME TAX PROVISION (BENEFIT)

The Company's effective income tax rate was 31% for the quarter ended June 30, 1997 and 28% for the six months ended June 30, 1997. The effective tax rate for the three and six months ended June 30, 1996 was 40% and 41%, respectively. The effective tax rate used to record the tax benefit for the three and six months ended June 30, 1997 was lower than the 1996 effective tax rate due primarily to the $2.5 million research and development charge not being deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition was strengthened at June 30, 1997, as a result of the Merger, which became effective on May 23, 1997. Working capital increased $18,699,000, from $4,205,000 at December 31, 1996 to $22,904,000 at
June 30, 1997, and cash and cash equivalents rose $2,606,000, from $1,656,000 at December 31, 1996 to $4,262,000, at June 30, 1997. Tangible net worth rose $25,567,000, from a net deficit of $1,450,000 at December 31, 1996, to net worth of $24,117,000 at June 30, 1997 and long-term debt as a percentage of total equity was reduced to 43%.

For the six months ended June 30, 1997, cash used in operating activities was $546,000 compared to cash provided by operating activities of $2,459,000 for the same period in 1996. The decrease was primarily due to a net loss of $7,284,000 and a deferred tax benefit of $2,903,000, partially offset by non-cash nonrecurring charges of $4,195,000 and a non-cash provision for doubtful accounts of $1,878,000 during the 1997 period versus net income of $554,000 and a provision for doubtful accounts of $190,000 during the 1996 period.

Cash provided by investing activities of $443,000 for the six months ended June 30, 1997, resulted primarily from cash acquired in the merger of $2,350,000 offset by transaction costs of $1,645,000 and capital expenditures of $262,000. Cash used in investing activities for the same period in 1996 was $272,000, due to capital expenditures.

Cash provided by financing activities was $2,709,000 for the six months ended June 30, 1997 as compared to cash used in financing activities of $1,510,000 for the same period in 1996. Cash provided by financing activities during the six months ended June 30, 1997 consisted mostly of borrowings under the Company's revolving credit facility, offset partially by repayments of the term loan and industrial revenue bonds.

On June 16, 1997, the Company amended its Loan and Security Agreement ("the Agreement") to renew and increase funds available under the revolver portion of the Agreement from $3,000,000 to $12,000,000. In addition, the Company reestablished financing lines for its lease portfolio and, subsequent to June 30, 1997, sold certain lease receivables to a financial institution for net proceeds of $2,900,000. Management expects that the cash flow from its operations and available lines of credit will be sufficient to meet its general working capital and capital expenditure requirements in the near term. The Company's finance subsidiary is expected to continue to support its working capital requirements through periodic sales of its lease portfolios to third party financial institutions.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged companies businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Report on 10-K for the year ended December 31, 1996 and its proxy statement dated April 23, 1997.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

        FUQUA ARBITRATION
        -----------------

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

        The Company made its initial submission to the arbitrator in May, 1997 and filed its notice of appeal of the order issued by the Court dated May 9, 1997. The Company perfected its appeal from said order on August 4, 1997. The arbitrator has directed that pre-hearing briefs be filed in August, 1997, and has scheduled hearings in early September, 1997.

        KIRILA ET AL V. CYBEX INTERNATIONAL, INC., ET AL
        ------------------------------------------------

       This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania on May 14, 1997 against the Company, the Company's wholly-owned subsidiary, Trotter Inc., and certain officers, directors and affiliates of the Company. The Plaintiffs are companies, and the principal thereof, which sold to Trotter Inc., a strength equipment company in 1993. In accordance with Pennsylvania practice, while this action has been instituted, no Complaint has been filed. Accordingly, the Company has not received a formal indication of the claims made or relief sought in the proceeding or the factual basis alleged to underlie the proceeding. The Company has, however, received a letter from counsel for the Plaintiffs, indicating that the Plaintiffs will seek compensatory and punitive damages in an amount exceeding $12,000,000. The Company intends to vigorously defend this matter.


     ITEM 2.  CHANGES IN SECURITIES

        On May 23, 1997, the Company issued 4,273,056 shares of Common Stock to UM Equity Corp., pursuant to the Agreement and Plan of Merger dated December 27, 1996, as amended, among the Company, the Company's wholly-owned subsidiary, Cat's Tail, Inc., and Trotter Inc., in exchange for all of the outstanding capital stock of Trotter Inc. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on May 23, 1997. At the meeting, action was taken on the following matters:

        1. Kay Knight Clarke and Alan H. Weingarten were re-elected directors of the Company. Immediately following the meeting, directors J. Raymond Elliott, Carol G. Nelson and John C. Spratt resigned from the Board, and John Aglialoro, James Carll, Joan Carter, Arthur W. Hicks, Jr. and Jerry Lee were appointed to the Board. In addition to the above individuals, Thomas W. Kahle and Robert R. McMillan remain as continuing directors of the Company.

        2. The proposal to adopt the Agreement and Plan of Merger dated as of December 27, 1996, as amended (the "Merger Agreement"), among the Company, Trotter Inc. and Cat's Tail, Inc., was approved.

        3. The proposal to authorize an amendment to the Restated Certificate of Incorporation of the Company ("Charter Amendment") to increase the number of authorized shares of Company Common Stock to 20,000,000 shares was approved.

        4. The proposal to amend the Company's 1995 Omnibus Incentive Plan ("Plan Amendment") to increase the aggregate number of shares of Company Common Stock that may be subject to benefits thereunder to 750,000 shares was approved.

               The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:


                                     SHARES    SHARES              ABSTENTIONS/
                                      VOTED     VOTED     SHARES   BROKER NON-
                                       FOR     AGAINST   WITHHELD     VOTES
                                     -------   -------   --------  ------------
    1.  Election of Directors
           Kay Knight Clarke        3,747,305    --       444,334      --
           Alan H. Weingarten       3,745,633    --       446,006      --

    2.  Approval of Merger
         Agreement                  2,714,196  112,709     19,977   1,344,757

    3.  Approval of Charter
         Amendment                  2,879,620  114,759     22,253   1,175,007

    4.  Approval of Plan
         Amendment                  2,296,520  466,802     33,751   1,394,566

     ITEM 5.  OTHER INFORMATION

        Jeffrey B. Leeson, Vice President, Strategic Planning and Operations, has elected to exercise the Change of Control provision of his employment contract and will be leaving the Company. He will be retained as a consultant through the remainder of 1997.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits
              --------
              3.1 Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997. (Filed herewith)

              10.1 Distributor Agreement dated June 5, 1997 among the Company, Trotter Inc., Forza Fitness Equipment, Ltd. and Forza Group Ltd. (Filed herewith)

              10.2 Management Employment Agreement between the Company and Peter C. Haines*. (Filed herewith)

              10.3(a) Amended and Restated Loan and Security Agreement, dated June 16, 1997, among Summit Bank, the Company, and the Company's Subsidiaries. (Filed herewith)

              10.3(b) First Amendment to Amended and Restated Loan and Security Agreement, dated July 15, 1997, among Summit Bank, the Company, and the Company's Subsidiaries. (Filed herewith)

              10.4 1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(xx) to the Company's Registration Statement on Form S-8 (No. 333-29045), filed June 12, 1997*.

              27.1      Financial Data Schedule.  (Filed herewith)

________________________
        * Executive  compensation plans and arrangements

        (b)   Reports on Form 8-K
              -------------------

              On June 6, 1997, the Company filed a Report on Form 8-K, dated May 23, 1997, reporting on the merger with Trotter Inc. By means of an amendment on Form 8-K/A, filed August 6, 1997, this Report included the following financial statements:

              The Company - Unaudited Pro Forma Combined Financial Statements as of March 31, 1997

              Trotter Inc. - Historical Unaudited Condensed Consolidated Financial Statements as of March 31, 1997 and 1996

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CYBEX International, Inc.
                                    ------------------------------------------




                               By:  /s/ Peter C. Haines
                                    ------------------------------------------
    August 12, 1997                 Peter C. Haines
                                    President and Chief Executive Officer



                               By:  /s/ William S. Hurley
                                    ------------------------------------------
    August 12, 1997                 William S. Hurley
                                    Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

     3.1 Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997. (Filed herewith)

     10.1 Distributor Agreement dated June 5, 1997 among the Company, Trotter Inc., Forza Fitness Equipment, Ltd. and Forza Group Ltd. (Filed herewith)

     10.2 Management Employment Agreement between the Company and Peter C. Haines*. (Filed herewith)

     10.3(a) Amended and Restated Loan and Security Agreement, dated June 16,
             1997, among Summit Bank, the Company, and the Company's Subsidiaries. (Filed herewith)

     10.3(b) First Amendment to Amended and Restated Loan and Security
             Agreement, dated July 15, 1997, among Summit Bank, the Company, and the Company's Subsidiaries. (Filed herewith)

     10.4 1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(xx) to the Company's Registration Statement on Form S-8 (No. 333-29045), filed June 12, 1997*.

     27.1    Financial Data Schedule.  (Filed herewith)

____________
     * Executive  compensation plans and arrangements