Form 10-Q
period 1997-09-27
CYBEX INTERNATIONAL INC
filed 1997-11-07
CIK 60876

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              ____________________


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 9/27/97.
                                                -------
                                       or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from        to       .
                                                         ------    ------

Commission file number  0-4538

                           CYBEX International, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         New York                                      11-1731581
-------------------------------            ----------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

10 Trotter Drive, Medway, Massachusetts                 02053
---------------------------------------    ----------------------------------
(Address of principal executive office)              (Zip Code)

Registrant's telephone number,
including area code                                (508) 533-4300
                                           ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On October 31, 1997, the Registrant had outstanding 8,658,983 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

                           CYBEX INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Statements of Operations (unaudited) -- Three
            and nine months ended September 27, 1997 and September 30, 1996                            3

            Condensed Consolidated Balance Sheets -- September 27, 1997
            (unaudited) and December 31, 1996                                                          4

            Condensed Consolidated Statements of Cash Flows (unaudited) -- Nine
            months ended September 27, 1997 and September 30, 1996                                     5

            Notes to Condensed Consolidated Financial Statements (unaudited)                           6

    Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                    10

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings                                                                         13

    Item 2. Changes in Securities                                                                     13

    Item 3. Defaults Upon Senior Securities                                                           13

    Item 4. Submission of Matters to a Vote                                                           13

    Item 5. Other Information                                                                         13

    Item 6. Exhibits and Reports on Form 8-K                                                          13

Signatures                                                                                            14

                           CYBEX INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)


                                                    THREE MONTHS ENDED                             NINE MONTHS ENDED
                                     ---------------------------------------------     -------------------------------------------
                                          SEPTEMBER 27,            SEPTEMBER 30,         SEPTEMBER 27,             SEPTEMBER 30,
                                              1997                     1996                  1997                      1996
                                     --------------------     --------------------     ----------------       --------------------
Net sales                                         $26,480                  $10,332              $57,373                    $32,748
Cost of sales                                      14,879                    6,370               35,594(a)                  20,810
                                     --------------------     --------------------     ----------------       --------------------
     Gross profit                                  11,601                    3,962               21,779                     11,938

Selling, general and administrative
         expenses                                  10,947                    3,495               25,702(b)                   9,969
Nonrecurring charges                                   --                       --                5,234(c)                      --
                                     --------------------     --------------------     ----------------       --------------------

     Operating income (loss)                          654                      467               (9,157)                     1,969

Interest income                                       137                        6                  278                         18
Interest expense                                     (313)                    (179)                (830)                      (754)
                                     --------------------     --------------------     ----------------       --------------------
Income (loss) before income taxes                     478                      294               (9,709)                     1,233
Income tax provision (benefit)                        186                      127               (2,716)                       512
                                     --------------------     --------------------     ----------------       --------------------

Net income (loss)                                 $   292                  $   167              $(6,993)                   $   721
                                     ====================     ====================     ================       ====================

Net income (loss) per share                       $   .03                  $   .04              $ (1.10)                   $   .17
                                     ====================     ====================     ================       ====================
Shares used in computing net
         income (loss) per share                    8,655                    4,273                6,360                      4,273
                                     ====================     ====================     ================       ====================

(a) Includes $2,375 of costs considered unusual, or a direct result of the Trotter Merger.
(b) Includes $4,599 of costs considered unusual, or a direct result of the Trotter Merger.
(c) Includes $2,734 of costs related to the Sharpsville plant closure and a $2,500 charge for acquired research and development.

See notes to condensed consolidated financial statements.

                               CYBEX INTERNATIONAL, INC.

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          -------------------------------------
                            (in thousands, except share data)

                                                                     SEPTEMBER 27,             DECEMBER 31,
                                                                         1997                      1996
                                                                     -------------             ------------
                                                                      (unaudited)
                                                ASSETS
Current Assets:
   Cash and cash equivalents                                            $ 3,024                  $ 1,656
   Accounts receivable, net                                              21,777                    7,604
   Inventories                                                            7,590                    2,083
   Lease receivables                                                      2,605                       --
   Deferred income taxes                                                  7,852                      665
   Net assets held for sale                                               5,500                       --
   Refundable income taxes                                                3,217                       --
   Other current assets                                                   2,041                      410
                                                                     -------------             ------------
       Total current assets                                              53,606                   12,418

Property and equipment, net                                              12,992                    4,725
Goodwill                                                                 11,639                    2,451
Lease receivables                                                         1,728                       --
Deferred income taxes                                                     3,447                      215
Other assets                                                              1,021                      558
                                                                     -------------             ------------
                                                                        $84,433                  $20,367
                                                                     =============             ============
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                 $ 2,579                  $ 1,409
   Accounts payable                                                       8,002                    2,838
   Other current liabilities                                             18,385                    3,966
                                                                     -------------             ------------
           Total current liabilities                                     28,966                    8,213

Long-term debt                                                           17,099                    9,960
Other liabilities                                                         1,198                      798
                                                                     -------------             ------------
           Total liabilities                                             47,263                   18,971
                                                                     -------------             ------------

Commitments and contingencies (Note 5)
Stockholders' equity:
   Common stock, $.10 par value, 20,000,000
      shares authorized, 8,850,867 and 4,273,056 shares issued              885                      427
   Additional paid-in capital                                            44,220                       --
   Retained earnings (accumulated deficit)                               (6,024)                     969
   Treasury stock, at cost (191,884 shares)                              (1,911)                      --
                                                                     -------------             ------------
           Total stockholders' equity                                    37,170                    1,396
                                                                     -------------             ------------
                                                                        $84,433                  $20,367
                                                                     =============             ============

See notes to condensed consolidated financial statements.

                                     CYBEX INTERNATIONAL, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -----------------------------------------------
                                          (in thousands)
                                           (unaudited)

                                                                                         NINE MONTHS ENDED
                                                                        ------------------------------------------------
                                                                             SEPTEMBER 27,              SEPTEMBER 30,
                                                                                  1997                       1996
                                                                        ---------------------      ---------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                           $(6,993)                   $   721
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities --
        Depreciation and amortization                                           1,647                        975
        Non-cash nonrecurring charges                                           4,195                         --
        Provision for doubtful accounts                                         2,242                        343
        Deferred income taxes                                                  (2,717)                      (443)
        Net changes in operating assets and liabilities,
           net of effect of the  Merger                                        (2,874)                     1,806
                                                                        ---------------------      ---------------------

               Net cash provided by (used in) operating activity               (4,500)                     3,402
                                                                        ---------------------      ---------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (1,015)                      (446)
  Cash acquired in merger, net of transaction costs of $1,645                     705                         --
                                                                        ---------------------      ---------------------

             Net cash used in investing activities                               (310)                      (446)
                                                                        ---------------------      ---------------------

FINANCING ACTIVITIES:
  Principal payments on debt financings                                        (1,841)                      (800)
  Net borrowings (repayments) under revolving loan                              4,994                     (1,829)
  Proceeds from the sale of lease receivables                                   2,900                         --
  Remittances from UM Holdings, Ltd.                                               --                        890
  Exercise of stock options                                                       125                         --
                                                                        ---------------------      ---------------------

              Net cash provided by (used in) financing activities               6,178                     (1,739)
                                                                        ---------------------      ---------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                           1,368                      1,217

CASH AND CASH EQUIVALENTS -- Beginning of Period                                1,656                          5
                                                                        ---------------------      ---------------------

CASH AND CASH EQUIVALENTS -- End of Period                                    $ 3,024                    $ 1,222
                                                                        =====================      =====================

See notes to condensed consolidated financial statements.

                           CYBEX INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 1997, are not necessarily indicative of the results that may be expected for the entire year. The Company has reclassified the presentation of certain prior year amounts to conform to the current year presentation.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in both the Company's latest Annual Report on Form 10-K for the year ended December 31, 1996 as well as the Company's definitive Proxy Statement dated April 23, 1997 filed with the Securities and Exchange Commission in connection with the Company's merger with Trotter Inc.

Subsequent to the Trotter Inc. Merger, (see Note 2) the Company has changed its interim financial reporting to reflect the last Saturday of the quarter as the end of the period. Prior periods have not been restated as the impact is immaterial.

NOTE 2 -- TROTTER INC. MERGER

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

The transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. As a result, the accompanying historical financial information is that of Trotter for all periods presented, and also includes the results of Cybex from the May 23, 1997 acquisition date to September 27, 1997.

The purchase price of the Merger was $44,102,000, which consists of the $42,457,000 market value of Cybex Common Stock (4,381,555 shares outstanding multiplied by the $9.69 per share five day average share price ending December 31, 1996) and estimated transaction costs of $1,645,000. All identifiable assets acquired were assigned a portion of the purchase price based on the fair value of Cybex's assets. Such allocation included the identification and evaluation of each development project to determine if technological feasibility had been achieved and if there were any alternative future uses. Where technological feasibility or alternative future uses did not exist, the costs of such technology was charged to expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2 "Accounting for Research and Development Costs". The amount allocated to acquired research and development of $2,500,000 was charged to operations as of the effective date of the Merger. The remaining amount of purchase price in excess of net tangible assets acquired was allocated to goodwill and is being amortized on a straight line basis over 30 years.

The purchase price allocation used in the preparation of the accompanying financial statements is preliminary. The Company is still gathering information and analysis related to income taxes, contingencies and certain exit costs.

The following table summarizes the unaudited pro forma combined results of operations for the nine months ended September 27, 1997 and September 30, 1996 as if the Merger had occurred at the beginning of those periods:

                                                   NINE MONTHS ENDED
                                    ----------------------------------------------
                                         SEPTEMBER 27,            SEPTEMBER 30,
                                             1997                      1996
                                    --------------------      --------------------
                                                 (in thousands, except
                                                   per share amounts)
Net sales                                $83,286                   $84,161
                                    ====================      ====================
Net income (loss) from
 continuing operations                   $(3,687)                  $   787
                                    ====================      ====================
Net income (loss) per share
 from continuing operations              $  (.43)                  $   .09
                                    ====================      ====================

The above pro forma data reflects the discontinuance of Cybex's treadmill product line and adjustments for certain duplicate costs, which, as a direct result of the Merger, were eliminated.

The pro forma data for the nine months ended September 27, 1997, does not include $5,234,000, or $.48 per share, of nonrecurring charges expensed by the Company in the second quarter of 1997 related to the Sharpsville plant closure and acquired research and development expenses. The pro forma data for the nine months ended September 27, 1997 includes $6,974,000, or $.49 per share, of unusual and nonrecurring merger-related costs related primarily to conforming to new accounting and operating policies of the merged companies.

NOTE 3 -- UNUSUAL AND NONRECURRING MERGER-RELATED COSTS

The Statement of Operations for the nine months ended September 27, 1997 includes pre-tax charges for unusual and nonrecurring merger-related costs of $12,208,000, ($8,200,000 on an after-tax basis), comprised of a pre-tax charge of $5,234,000 related to closing the Sharpsville manufacturing facility and acquired research and development, in addition to $6,974,000 of pre-tax costs and expenses considered by management to be unusual, or a direct result of the Merger, and not representative of the ongoing business. These latter costs and expenses are included in cost of sales ($2,375,000) and selling, general and administrative expenses ($4,599,000). Such costs and expenses relate primarily to conforming to new accounting and operating policies of the merged company, including reorganizing the Company's domestic and international sales operations and manufacturing initiatives aimed at achieving the full benefit of synergies and efficiencies which the Company believes are available as a result of the Merger. The Company is currently in the process of integrating the two businesses and management believes certain transition and integration costs will continue through the remainder of the year.

NOTE 4 -- CREDIT FACILITY

On December 7, 1995, Trotter entered into a Loan and Security Agreement ("the Agreement") with a bank that consisted of a $3,000,000 revolving loan and a $9,000,000 term loan. On June 16, 1997, the

Company amended the Agreement to renew and increase funds available under the revolver portion of the Agreement from $3,000,000 to $12,000,000. Borrowings under the facility bear interest at the Company's option of either the prime rate or LIBOR plus 1.25% to 2.25% adjusted up or down based on certain covenant calculations, as defined. The credit facility matures on December 31, 2000. As of September 27, 1997, $5,000,000 and $7,200,000 were outstanding under the revolver and the term loan, respectively. Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions.

Pursuant to the Agreement, the Company is required to maintain certain financial and non-financial covenants, as defined, including minimum working capital, tangible net worth and certain liquidity ratios, in addition to restrictions on dividends and capital expenditures.

NOTE 5 -- CONTINGENCY RELATED TO SALE OF BUSINESS

On April 3, 1996, Cybex completed the sale of substantially all the assets of its Lumex Division to Fuqua Enterprises, Inc. ("Fuqua") for $40,750,000 in cash. The asset sale agreement provided for a post-closing adjustment to the sales price based on the change in the net assets of the Lumex Division from December 31, 1995, through the closing date. The Company has received notice from Fuqua that Fuqua believes the stated amount of the net assets of the Lumex Division as of the closing date was overstated by $9,300,000 and that Fuqua believes that it is not responsible for reimbursing the Company for approximately $1,026,000, of assumed insurance liabilities. Prior to the Merger, the Company determined to proceed with arbitration to resolve this dispute. The Company disagrees with Fuqua's claim and is vigorously defending its position. An initial submission to the arbitrator was made by Fuqua in March 1997, and the Company's response was made in May 1997. The arbitrator directed that hearings be held in September 1997 and such hearings are presently in process. Fuqua has also notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. Any differences between the actual cost to resolve this contingency and the amount accrued will be included in operations when the matter is concluded. Professional fees related to this matter are being expensed as incurred.

NOTE 6 -- INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following (in thousands):

                          September 27,                December 31,
                              1997                         1996
                      -------------------          -------------------
Raw materials                $3,756                       $1,108
Work in process               2,037                          568
Finished goods                1,797                          407
                      -------------------          -------------------
                             $7,590                       $2,083
                      ===================          ===================

NOTE 7-- NET ASSETS HELD FOR SALE

Subsequent to the close of the third quarter, the Company sold for cash its Isokinetics product line and has entered into an agreement to sell its Ronkonkoma, New York facility subject to certain contingencies. Accordingly, the net assets expected to be sold have been presented as net assets held for sale in the accompanying balance sheet. Net sales of isokinetic products were $6,853,000 and $8,101,000 for the nine months ended September 27, 1997 and September 30, 1996, respectively.

NOTE 8-- NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the periods presented. Common stock equivalents, consisting of dilutive common stock options, have not been included in the computation as they are anti-dilutive during periods with a net loss and are immaterial to the three months ended September 27, 1997 and September 30, 1996 and nine months ended September 30, 1996. Historical Trotter shares have been adjusted retroactively to give effect to the equivalent number of shares received by the Trotter stockholders in the Merger (see Note 2).

SFAS No. 128, "Earnings per Share," was issued in February 1997 which requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statement of operations. SFAS No. 128 is required to be adopted for the year-ended 1997; earlier application is not permitted. The adoption of SFAS No. 128 would not have a material impact on earnings per share presented for the three and nine months ended September 27, 1997 and September 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

The Company is a strength and cardiovascular equipment company which develops, manufactures and sells premium quality, professional performance products for the commercial and consumer markets.

On May 23, 1997, the merger between a wholly-owned subsidiary of Cybex International, Inc. ("Cybex") and Trotter Inc. ("Trotter") was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. The transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. As a result, the accompanying historical financial information is that of Trotter for all periods presented, and also includes the results of Cybex from the May 23, 1997 acquisition date to September 27, 1997.

Trotter commenced operations in 1973 as one of the pioneers in the manufacture of treadmills specifically intended for home use. In 1993, Trotter entered the strength equipment market. Prior to the Merger, Trotter was an indirect, wholly-owned subsidiary of UM Holdings, Ltd.

Cybex's products are marketed in the United States through direct sales representatives and independent sales agents. International markets are served by more than 60 distributors worldwide. The former Trotter's products are distributed through independent authorized dealers, a small direct sales force primarily focused on commercial customers and a limited number of international distributors. The former Trotter sales were divided about equally between the home and commercial markets. In 1996, Cybex entered into a joint venture with its U.K. distributor to improve its sales and service efforts in Europe. In connection with the Merger, the Company terminated the joint venture and entered into a new distribution agreement with its U.K. distributor.

In connection with the Merger, the Company announced its plans to sell the Cybex isokinetics product line and the Ronkonkoma, New York facility. Early in the fourth quarter, the Company sold for cash its Isokinetics product line. The Company has entered into an agreement to sell the Ronkonkoma facility subject to certain contingencies.

RESULTS OF OPERATIONS

In connection with the Merger, the Company incurred $12,208,000 of pre-tax charges, ($8,200,000 on an after-tax basis), for unusual or nonrecurring merger-related costs in the second quarter of 1997 comprised of a charge of $2,734,000 related to closing Trotter's Sharpsville manufacturing facility, $2,500,000 of acquired research and development and $6,974,000 related primarily to conforming to new accounting and operating policies of the merged company, of which $2,375,000 is included in cost of sales and $4,599,000 is included in selling, general and administrative expenses. The following table sets forth selected items from the Condensed Consolidated Statement of Operations as a percentage of net sales, exclusive of such $12,208,000 of unusual or nonrecurring merger-related charges:


                                                Three Months Ended                            Nine Months Ended
                                   -----------------------------------------     -----------------------------------------
                                       September 27,          September 30,          September 27,          September 30,
                                           1997                   1996                   1997                   1996
                                   ------------------     ------------------     ------------------     ------------------
   Net sales                              100%                   100%                   100%                   100%
   Cost of sales                           56                     62                     58                     64
                                   ------------------     ------------------     ------------------     ------------------
          Gross profit                     44                     38                     42                     36
   Selling, general and
     administrative expenses               42                     33                     37                     30
                                   ------------------     ------------------     ------------------     ------------------
          Operating income                  2%                     5%                     5%                     6%
                                   ==================     ==================     ==================     ==================

NET SALES

For the three months ended September 27, 1997, the Company's net sales increased 156% to $26,480,000 from $10,332,000 for the comparable three month period ended September 30, 1996. For the nine months ended September 27, 1997, the Company's net sales increased 75% to $57,373,000 from $32,748,000 for the comparable nine month period ended September 30, 1996. These increases are directly due to the Merger as the 1997 period includes the combined sales of the merged companies from May 23, 1997 through September 27, 1997.

GROSS PROFIT

Gross profit increased 193% to $11,601,000 for the three months ended September 27, 1997 and 82% to $21,779,000 for the nine months ended September 27, 1997 from the comparable periods ended September 30, 1996. The increase in the 1997 periods are primarily due to the inclusion of the results of Cybex for the period of May 23, 1997 through September 27, 1997, partially offset by a $2,375,000 one-time charge for unusual or nonrecurring merger-related costs charged to cost of sales for the nine months ended September 27, 1997. Gross margin as a percent of net sales increased to 44% for the three months ended September 27, 1997 from 38% for the comparable period of the prior year. On a pro forma basis, excluding the $2,375,000 of unusual or nonrecurring costs in 1997, gross margin, as a percent of net sales, increased to 42% for the nine months ended September 27, 1997 from 36% for the comparable period ended September 30, 1996. The margin improvements in 1997 are due to the addition of Cybex's results, (whose products have historically had higher margins), for the period from May 23, 1997 through September 27, 1997, in addition to more favorable product mix and productivity improvements at Trotter in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $7,452,000 to $10,947,000 for the three months ended September 27, 1997 and $15,733,000 to $25,702,000 for the nine months ended September 27, 1997 from the comparable periods ended September 30, 1996. Selling, general and administrative expense, as a percent of net sales, increased to 42% for the three months ended September 27, 1997, from 33% for the comparable period of the prior year. On a pro forma basis, excluding the $4,599,000 charge for unusual or nonrecurring costs in 1997, selling, general and administrative expenses as a percent of net sales were 37% for the nine month period ended September 27, 1997 compared to 30% for the comparable period ended September 30, 1996. The overall increases in selling, general and administrative expenses in 1997, exclusive of the $4,599,000 charge, are due to the 1997 period including Cybex for the period from May 23, 1997 through September 27, 1997, employee training [primarily in the sales and marketing area} as well as other transition and integration costs incurred as a result of the Merger. Management believes these costs will continue through the remainder of the year.

NONRECURRING CHARGES

The nonrecurring charges during the nine months ended September 27, 1997 include $2,734,000 of costs related to closing Trotter's Sharpsville manufacturing plant (primarily the write-off of goodwill and other intangibles, severance costs and lease termination costs) and $2,500,000 for acquired research and development.

INTEREST INCOME

Interest income was $137,000 for the three months ended September 27, 1997 versus $6,000 for the three months ended September 30, 1996 and $278,000 for the nine months ended September 27, 1997 versus $18,000 for the nine months ended September 30, 1996. The increase in interest income is due to the inclusion of the leasing operations of Cybex for the period of May 23, 1997 through September 30, 1997 as well as larger cash balances in 1997.

INTEREST EXPENSE

Interest expense was $313,000 for the three months ended September 27, 1997 versus $179,000 for the three months ended September 30, 1996 and $830,000 for the nine months ended September 27, 1997 versus $754,000 for the nine months ended September 30, 1996. The increase in interest expense in 1997 is due to larger outstanding debt balances during 1997.

INCOME TAX PROVISION (BENEFIT)

The Company's effective income tax rate was 39% for the quarter ended September 27, 1997 and 28% for the nine months ended September 27, 1997. The effective tax rate for the three and nine months ended September 30, 1996 was 43% and 42%, respectively. The effective tax rate used to record the tax benefit for the nine months ended September 27, 1997 was lower than the 1996 effective tax rate due primarily to the $2.5 million research and development charge not being deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition has strengthened as a result of the Merger, which became effective on May 23, 1997. Working capital increased from $4,205,000 at December 31, 1996 to $24,640,000 at September 27, 1997, and cash and cash equivalents rose from $1,656,000 at December 31, 1996 to $3,024,000, at September 27, 1997. Tangible net worth rose $26,133,000, from a net deficit of $1,450,000 at December 31, 1996, to $24,683,000 at September 27, 1997 and long-
term debt as a percentage of total equity is 46%.

For the nine months ended September 27, 1997, cash used in operating activities was $4,500,000 compared to cash provided by operating activities of $3,402,000 for the comparable period ended September 30, 1996. The decrease was primarily due to the year-to-date net loss of $6,993,000 in 1997 versus net income of $721,000 in the prior period.

Cash used in investing activities of $310,000 for the nine months ended September 27, 1997, resulted primarily from cash acquired in the merger of $2,350,000 offset by transaction costs of $1,645,000 and capital expenditures of $1,015,000. Cash used in investing activities of $446,000, during the comparable period ended September 30, 1996, was due to capital expenditures.

Cash provided by financing activities was $6,178,000 for the nine months ended September 27, 1997 as compared to cash used in financing activities of $1,739,000 for the comparable period. During 1997 net borrowings under the Company's revolving credit facility were $4,994,000 versus repayments of $1,829,000 in the prior period. Also during 1997, the sale of certain lease receivables to a financial institution generated net proceeds of $2,900,000.

On June 16, 1997, the Company amended its Loan and Security Agreement ("the Agreement") to renew and increase funds available under the revolver portion of the Agreement from $3,000,000 to $12,000,000. Additionally, the Company's finance subsidiary is expected to continue to support its working capital requirements through periodic sales of its lease portfolios to third party financial institutions. Management believes that the cash flow from its operations and available lines of credit will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged companies' businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Report on Form 10-Q for the quarter ended June 30, 1997 and its proxy statement dated April 23, 1997.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

        FUQUA ARBITRATION
        -----------------

        See Part II, Item 1 of the Company's Report on Form 10-Q for the period ended June 30, 1997 for a description of this proceeding.

        KIRILA ET AL V. CYBEX INTERNATIONAL, INC., ET AL
        ------------------------------------------------

        See Part II, Item 1 of the Company's Report on Form 10-Q for the period ended June 30, 1997 for a description of this proceeding.


     ITEM 2.  CHANGES IN SECURITIES

              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

     ITEM 5.  OTHER INFORMATION

              None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits
              --------

              10.1 Second Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 1997, among
                       Summit Bank, the Company, and the Company's Subsidiaries. (Filed herewith)

              27.1     Financial Data Schedule.  (Filed herewith)

----------------------

        (b)  Reports on Form 8-K
             -------------------

             On September 10, 1997, the Company filed a Report on Form 8-K reporting on the change in Registrant's certifying accountants.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CYBEX International, Inc.
                               -------------------------------------



                               By: /s/ Peter C. Haines
                               -------------------------------------
    November 7, 1997           Peter C. Haines
                               President and Chief Executive Officer



                               By: /s/ William S. Hurley
                               -------------------------------------
    November 7, 1997           William S. Hurley
                               Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

   (a)  Exhibits
        --------

        10.1 Second Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 1997, among Summit Bank, the Company, and the Company's Subsidiaries. (Filed herewith)

        27.1       Financial Data Schedule.  (Filed herewith)


 -----------------