Form 10-K
period 1997-12-31
CYBEX INTERNATIONAL INC
filed 1998-03-26
CIK 60876

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                       COMMISSION FILE NUMBER
                                                               0-4538

                           CYBEX INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW YORK                              11-1731581
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       10 TROTTER DRIVE, MEDWAY,                        02053
             MASSACHUSETTS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (508) 533-4300

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

                                     NONE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               ----------------
 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                        REGISTRANT AS OF MARCH 23, 1998
                   COMMON STOCK, $.10 PAR VALUE--$59,213,985

                               ----------------
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                          STOCK, AS OF MARCH 23, 1998
                COMMON STOCK, $.10 PAR VALUE--8,676,559 SHARES

                               ----------------

DOCUMENTS INCORPORATED BY REFERENCE:
  The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Cybex International, Inc. (the "Company" or "Cybex") is a strength and cardiovascular equipment company which develops, manufactures and markets premium-quality, professional human performance products for the commercial and consumer markets. The Company operates in one industry segment.

  On May 23, 1997, a merger (the "Merger") between Trotter Inc. ("Trotter") and a wholly-owned subsidiary of Cybex was consummated with Trotter surviving the Merger as a subsidiary of Cybex. For accounting purposes, the transaction was accounted for as a purchase, with Trotter deemed to be the acquiring company and therefore the surviving company for financial reporting purposes. As a result, the accompanying historical financial information is that of Trotter for all periods presented, with the results of Cybex included from and after the May 23, 1997 merger date.

  Prior to the Merger, Cybex (formerly known as Lumex, Inc.) was engaged in the manufacture, sale and distribution of fitness equipment, testing and rehabilitation products and, through its Lumex Division, various healthcare products and therapeutic support systems. In December 1995 Cybex announced a restructuring plan which included the sale of the Lumex Division, and on April 30, 1996, Cybex sold substantially all of the assets and business of the Lumex Division to Fuqua Enterprises, Inc. ("Fuqua"). See Item 3 hereto for a description of certain legal matters pertaining to this sale.

  In connection with the Merger, the Company announced its plans to sell its testing and rehabilitation product line and its Ronkonkoma, New York facility, both of which were sold for cash during the fourth quarter of 1997.

  The Company has a wholly owned finance subsidiary, Cybex Finance Corp ("CFC"), which provides capital equipment financing for Company products primarily to its domestic customer base.

PRODUCTS

  The Company develops, manufactures, distributes and services professional quality human performance equipment for the commercial and consumer markets. These products can generally be grouped into two major categories: cardiovascular products and strength systems. The Company also manufactured and distributed isokinetics testing and rehabilitation products until the sale of this product line in the fourth quarter of 1997.

  While a portion of the Company's sales are to individuals for home fitness programs, all of its products are of "premium quality"; they are typically the best in the category in which they compete featuring high performance and durability comparable to that utilized in health clubs or by professional athletes. Accordingly, all of the Company's products are premium-priced.

  The contribution to net sales of the Company's product lines over the past three years is as follows (dollars in millions):

                                           1997          1996          1995
                                       ------------- ------------- -------------
                                        NET           NET           NET
                                       SALES PERCENT SALES PERCENT SALES PERCENT
                                       ----- ------- ----- ------- ----- -------
Cardiovascular Products............... $46.2    51%  $35.3    74%  $34.6    79%
Strength Systems......................  41.4    46    12.3    26     9.1    21
Isokinetics (1).......................   2.6     3     --    --      --    --
                                       -----   ---   -----   ---   -----   ---
                                       $90.2   100%  $47.6   100%  $43.7   100%
                                       =====   ===   =====   ===   =====   ===

--------
(1) Represents sales of the Cybex isokinetics testing and rehabilitation product line from the May 23, 1997 merger date to September 30, 1997, the date the product line was sold.

 Cardiovascular Products

  The Company's cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. Trotter commenced operations in 1973 as one of the pioneers in the design and manufacture of treadmills specifically intended for use by individuals in their home as part of a home fitness program. The Company's cardiovascular products today include five treadmill models, two bikes and the "Reactor", a human movement product which measures agility, balance, coordination and reaction time through the use of platforms which a person moves around on in accordance with audio and visual cues. The Company anticipates introducing during the first quarter of 1998 the Trotter 600H Hiker by Cybex, which provides a total body workout with a natural "hiking" motion. The Treadmill and Bike products are motorized. All of the Company's cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user.

  Treadmills. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, and both preset and customized exercise programs. The electronics also provide readout displays to indicate program profiles, calories burned, calories per hour, speed, incline, distance, elapsed time and pace. In addition, diagnostic information can be accessed through the computer system which is useful in the maintenance of the product. The Company presently sells five treadmill models, with list prices ranging from $3,695 to $7,995.

  Bikes. The Company has two cycle ergometer products, THE BIKE and THE SEMI. THE BIKE was designed by integrating the most popular features that were identified by customer focus groups. These features include a biomechanically contoured design, numerous pre-programmed operating modes and profiles, as well as a durable structural steel frame and multi-position handle bars. THE SEMI is a semi-recumbent cycle ergometer that incorporates the same features as THE BIKE and is designed to complement THE BIKE in both function and appearance. These two ergometer products have list prices ranging from $2,395 to $2,695.

 Strength Training Products

  Strength training equipment provides a physical workout by exercising the muscular system. The Company's strength training equipment uses weights for resistance. Today, this product line includes selectorized single station equipment, modular multi-station units, plate loaded and free-weight equipment.

  Selectorized Equipment. The Company's selectorized equipment is sold under the trademarks "VR2", "Galileo" and VR. Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology. The Company sells 85 selectorized equipment products with list prices between $1,795 and $5,295.

  Modular Multi-Station Units. This product line has the advanced design and high performance features of the VR selectorized equipment line while being able to be configured into multiple station design. The Company has seven multi-station modular products with list prices ranging from $2,095 to $2,895.

  Plate Loaded Equipment. The Company manufactures and distributes a series of strength equipment which mimics many of the movements found on our selectorized machines but are manually loaded with weights. These are simple, space efficient products ranging in price from $695 to $2,795. There are 21 plate-loaded products.

  Free-Weight Equipment. The Company also sells free-weight equipment, including benches, bars, weights and squat racks. This line is complimented by barbells and plates. The Company offers approximately 28 items of free weight equipment with list prices ranging from $195 to $1,195.

CUSTOMERS AND DISTRIBUTION

  The Company markets its products to individuals interested in purchasing premium quality equipment and to commercial customers. Since its products are premium-priced, sales to individuals tend to be made to persons interested in a comprehensive home fitness program. A commercial customer is any purchaser who does not intend the product for home use. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, military installations and community centers.

  The Company distributes its products through independent authorized dealers, its own domestic sales force and international distributors.

  Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and in certain instances commercial sales of Company products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company enters into performance standards agreements with its dealers which are designed to assure that the Company brand is properly positioned in the marketplace. The dealers must, in order to qualify as an authorized dealer, maintain a retail showroom, achieve minimum revenue goals, and have personnel trained to install and service Company products. Today, the Company has approximately 220 active dealers it North America. The Company believes that its current dealer network is adequate to service its targeted markets.

  The Company's domestic sales force is comprised of 21 territory managers supported by four regional directors and one national accounts director. The sales force makes sales to users such as professional sports teams, university physical education and physiology departments, gym owners, health clubs, sports medicine clinics and individuals. The Company may also involve its dealers in some direct sales and utilize the dealer in the delivery and installation of the product, and in follow-up sales and service. Dealers also receive a fee for providing delivery and installation services.

  International sales accounted for approximately 18% of the Company's net sales for 1997. The international sales force consists of 2 Regional Sales Directors, 1 Regional Sales Manager, and 4 Account Representatives. There are 66 independent distributors in 65 countries currently representing the Company. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements. In 1996, the Company formed a joint venture with a third party for the sale, distribution and servicing of its products in Europe (including Russia), Africa and the Middle East. As a result of the Merger, this joint venture was dissolved and replaced by an international distributor agreement with the third party involving different pricing and terms, performance standards, and more limited geography.

  The Company markets its products by advertising in publications, such as The Wall Street Journal, which appeal to individuals within its targeted demographic profiles. The Company's authorized dealers are provided cooperative allowances, pursuant to which the dealer advertises its store and the Company's products on a shared cost basis. In addition, the Company advertises in trade publications such as Club Industry Magazine, Club Business International and Fitness Management Magazine and participates in industry trade shows.

  The Company offers lease financing for its products through CFC, its wholly owned finance subsidiary. The Company periodically enters into agreements to sell lease receivables to financial institutions.

WARRANTIES

  The Company promotes its warranty as a statement of the quality of its products, and believes that its warranty helps differentiate the Company's products from those of its competitors. The cardiovascular products have a three year repair or replacement warranty. The various components for strength products are warranted for varying periods of time, up to a lifetime warranty with respect to the structural frame. Warranty expense for the years ended December 31, 1997, 1996 and 1995 was approximately $3,269,000, $1,968,000 and
$1,564,000, respectively.

COMPETITION

  The market in which the Company operates is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. The Company competes primarily in the premium-priced, professional quality equipment segment of the market, which is a small segment of the total exercise equipment market. Its competitors vary according to product line and include companies with greater name recognition and more extensive financial and other resources than the Company.

  Important competitive factors include price, product quality and performance, diversity of features, warranties and customer service. The Company consistently follows a policy of premium quality, responsive customer service and a comprehensive warranty program, with the result that its products in most cases have suggested retail prices at or above those of its competitors. The Company focuses on the segment of the market which values quality and is willing to pay a premium for products with performance advantages over the competition. The Company believes that its reputation for producing products of high quality and dependability, accompanied by strong warranties and customer service, constitutes a competitive advantage.

PRODUCT DEVELOPMENT

  The Company's research and development expenditures were $2,616,000, $1,167,000 and $1,544,000 in 1997, 1996 and 1995, respectively. At December
31, 1997, the Company had the equivalent of ten employees engaged in ongoing research and development programs. The Company's development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, bio-mechanically correct, durable exercise equipment.

MANUFACTURING AND SUPPLY

  The Company maintains integrated manufacturing facilities which are equipped to perform certain fabrication, welding, grinding, assembly and finishing of its products, unlike many of its competitors which either acquire products through original equipment manufacturers or assemble components manufactured by third party sources. The Company believes that its vertical integration provides the Company with better control over product quality and cost and shortens delivery time.

  The Company manufactures its products in two facilities located in Medway, Massachusetts and Owatonna, Minnesota. Raw materials and purchased components are comprised primarily of steel, aluminum, wooden decks, electric motors, molded or extruded plastics, milled products, circuit boards for computerized controls and upholstery. These materials are assembled, fabricated, machined, welded, powder coated and upholstered to create finished products. The electronics are specifically designed by Company employees for use in the Company's products and all electrical motors are made to the Company's specifications.

  The Company single sources certain of its raw materials and component parts, including drive motors, belts, running decks, molded plastic components and electronics, where it believes that sole sourcing is beneficial for reasons such as quality control, reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of parts inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company's operations.

  The Company manufacturers most of its strength-training equipment on a "build-to-order" system which responds to specific sales orders. The Company manufactures its other products based upon projected sales.

BACKLOG

  Backlog historically has not been a significant factor in the Company's business.

PATENTS AND TRADEMARKS

  The Company owns, licenses or has applied for various patents with respect to its products and has also registered or applied for a number of trademarks. While these patents and trademarks are of value, the Company does not believe that it is dependent to any material extent upon patent or trademark protection.

INSURANCE

  The Company's product liability insurance is written on a claims-made basis and provides an aggregate of $5,000,000 of coverage, with a deductible of up to $50,000 per claim with an aggregate deductible of $500,000. The Company believes that this level of coverage is adequate.

GOVERNMENTAL REGULATION

  The Company's products are not subject to material governmental regulation.

  The Company's operations are subject to federal, state and local laws and regulations relating to the environment. The Company regularly monitors and reviews its operations and practices for compliance with these laws and regulations, and the Company believes that it is in material compliance with such environmental laws and regulations. Despite these compliance efforts, some risk of liability is inherent in the operation of the business of the Company, as it is with other companies engaged in similar businesses, and there can be no assurance that the Company will not incur material costs in the future for environmental compliance.

EMPLOYEES

  On December 31, 1997, the Company employed 532 persons on a full-time basis. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company occupies approximately 100,000 square feet of space in Medway, Massachusetts and approximately 210,000 square feet of space in Owatonna, Minnesota, in each case for administrative offices, manufacturing and warehousing. Both facilities are owned by the Company. The Company also utilizes outside warehousing.

  The Company's manufacturing facilities are fully equipped to perform fabrication, machining, welding, grinding, assembly and powder coating of its products. The Company believes that its manufacturing and storage facilities provide adequate capacity for its operations for the foreseeable future, and the facilities are well maintained and kept in good repair.

  Additional information concerning the financing of the Company's owned facilities is described in Note 5 to the Company's consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

  As a manufacturer of fitness products, the Company is inherently subject to the hazards of product liability litigation; however, the Company has maintained, and expects to continue to maintain, insurance coverage which the Company believes is adequate to protect against these risks.

FUQUA ARBITRATION AND LITIGATION.

  On April 3, 1996, the Company completed the sale of substantially all the assets of its Lumex Division to Fuqua Enterprises, Inc. ("Fuqua") for $40,750,000 in cash. The asset sale agreement with Fuqua provided for a post-closing adjustment to the sales price based on the change in the net assets of the Lumex Division from December 31, 1995, through the closing date. Subsequent to the closing, Fuqua asserted that the stated amount of the net assets of the Lumex Division as of the closing date was overstated by $9,300,000 and demanded arbitration to resolve this dispute. The Company applied to the New York County Supreme Court for a determination of the scope of the arbitration clause contained in the purchase price provision of the asset sale agreement. On May 9, 1997, the court denied the Company's application for a stay of arbitration and ordered the Company to arbitrate the dispute with Fuqua in full. The Company appealed this decision, which appeal was denied.

  The arbitration of the dispute proceeded and on February 13, 1998 a final decision was rendered in the arbitration, awarding to Fuqua claims totaling $3,180,000, resulting in a net payment currently due to Fuqua, including interest, of approximately $2,400,000, after offsetting the Company's post-closing adjustment claim against Fuqua which amounted to $1,146,000.

  During 1997, Fuqua notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. In February 1998, Fuqua commenced an action in the State Court of Fulton County, State of Georgia against the Company and certain former officers of the Company, alleging fraud, negligent misrepresentation, breach of representations and warranties, violation of the Georgia RICO statute and seeking an unspecified amount of compensatory and punitive damages and fees and expenses. The Company intends to vigorously defend this action.

KIRILA ET AL V. CYBEX INTERNATIONAL, INC., ET AL

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

  Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company are as follows:

NAME                                   AGE POSITION
----                                   --- --------
Peter C. Haines.......................  47 President and Chief Executive Officer
Gregory Davall........................  42 Vice President--Manufacturing
Raymond Giannelli.....................  43 Vice President--Research and
                                           Development
William S. Hurley.....................  53 Vice President and Chief Financial
                                           Officer
Karen Slein...........................  40 Vice President--Human Resources

  Mr. Haines has served as the Company's President and Chief Executive Officer since the date of the Merger, May 23, 1997. Prior to the Merger, he was employed by Trotter since 1980, serving as the President of Trotter since 1983, and acting as its Sales and Marketing Manager from 1980 to 1983. Prior thereto, he served as Import/Export Manager for Donley Manufacturing for three years.

  Mr. Davall has served as the Company's Vice President--Manufacturing since December 1997. Prior to such time, he served for five years as Vice President of Manufacturing for BTI Packaging Technologies, Inc.

  Mr. Giannelli has served as the Company's Vice President of Research and Development since the date of the Merger. He served in the same capacity for Trotter since May 1991. Prior to such time, he was employed by Cybex for more than 15 years in a variety of capacities, including most recently Vice President of Engineering.

  Mr. Hurley has served as the Company's Vice President and Chief Financial Officer since the date of the Merger. He joined Trotter as its Vice President and Chief Financial Officer in August of 1996. Prior to joining Trotter, Mr. Hurley was Vice President and Controller of BBN Company of Cambridge, Massachusetts, a diversified high technology company, from 1992 to 1995. For nineteen years prior to that, he was employed in various management positions, most recently Vice President and Controller, at Wyman Gordon Company, a North Grafton, Massachusetts manufacturer of forgings, investment castings and advanced composite structures. Mr. Hurley is also a member of the Board of Directors of L.S. Starrett Company of Athol, Massachusetts.

  Ms. Slein has served as the Company's Vice President--Human Resources since the date of the Merger. She joined Trotter in 1995 as Manager of Human Resources and was promoted to Director of Human Resources in June 1996. From 1992 to 1995, she was Director of Human Resources for EcoScience, a publicly traded biotechnology company. Prior to that, she spent seven years as Manager of Administration for New England Shrimp Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's common shares are traded on the American Stock Exchange
(Amex). The Company's

  Amex symbol is CYB.

  The following table shows the high and low market prices as reported by the
Amex:

                                                      1997            1996
                                                 --------------- ---------------
   CALENDAR                                       HIGH     LOW    HIGH     LOW
   --------                                      ------- ------- ------- -------
   First Quarter................................ $11.875 $ 8.938 $14.130 $ 9.130
   Second Quarter...............................  12.500  10.125  12.880  10.250
   Third Quarter................................  12.125  10.000  12.130   9.750
   Fourth Quarter...............................  12.250  10.125  11.880   9.000

  As of February 28, 1998 there were approximately 511 common shareholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

  The Company's ability to pay dividends is limited to 50% of its net income (reduced by any repurchases of its stock), by the terms of its financing arrangements with its principal lender. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business, and the Company does not anticipate paying any cash dividends in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

  The following information has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1997. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this report.

                                       YEAR ENDED DECEMBER 31,
                               ----------------------------------------------
                               1997(A)      1996     1995     1994     1993
                               -------     -------  -------  -------  -------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
 (A):
Net sales..................... $90,234     $47,605  $43,719  $41,365  $32,461
Cost of sales.................  54,101 (b)  29,541   27,860   24,836   19,075
                               -------     -------  -------  -------  -------
  Gross profit................  36,133      18,064   15,859   16,529   13,386
Selling, general and
 administrative expenses......  35,069 (c)  13,797   12,762   12,260   11,159
Nonrecurring charges..........   7,134 (d)     --       --       --       --
                               -------     -------  -------  -------  -------
  Operating income (loss).....  (6,070)      4,267    3,097    4,269    2,227
Interest income...............     427          49        4      --       --
Interest expense..............  (1,188)     (1,004)    (260)    (219)    (210)
                               -------     -------  -------  -------  -------
  Income (loss) before income
   taxes......................  (6,831)      3,312    2,841    4,050    2,017
Income tax provision
 (benefit)....................  (1,586)      1,344    1,171    1,675      780
                               -------     -------  -------  -------  -------
Net income (loss)............. $(5,245)(e) $ 1,968  $ 1,670  $ 2,375  $ 1,237
                               =======     =======  =======  =======  =======
Basic earnings (loss) per
 share........................ $  (.76)(e) $   .46  $   .39  $   .56  $   .29
                               =======     =======  =======  =======  =======
Diluted earnings (loss) per
 share........................ $  (.76)(e) $   .45  $   .38  $   .56  $   .29
                               =======     =======  =======  =======  =======

--------
(a) On May 23, 1997, a merger (the "Merger") between Trotter Inc. ("Trotter") and a wholly-owned subsidiary of Cybex was consummated with Trotter surviving the Merger as a subsidiary of Cybex. For accounting purposes, the transaction was accounted for as a purchase, with Trotter deemed to be the acquiring company and therefore the surviving company for financial reporting purposes. As a result, the accompanying historical financial information is that of Trotter for all periods presented, with the results of Cybex included from and after the May 23, 1997 merger date.
(b) Includes $2,375,000 of costs considered unusual, or a direct result of the Merger.
(c) Includes $4,599,000 of costs considered unusual, or a direct result of the Merger.
(d) Includes $2,734,000 of costs related to the Sharpsville plant closure, a $2,500,000 charge for acquired research and development and a $1,900,000 charge related to the Fuqua settlement.
(e) Includes $14,108,000 of pre-tax charges ($9,465,000, on an after-tax basis) for nonrecurring and merger-related costs comprised of the items listed in (b), (c) and (d) above.

                                                   DECEMBER 31,
                                      ----------------------------------------
                                       1997    1996    1995     1994    1993
                                      ------- ------- -------  ------- -------
                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)............ $19,013 $ 4,205 $ 5,206  $   594 $(1,521)
Total assets.........................  78,725  20,367  21,067   19,306  16,562
Long-term debt.......................  13,639  11,369  14,825    3,900     --
Stockholders' equity (deficit).......  38,908   1,396    (572)   4,263   3,047

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Cybex International, Inc. (the "Company" or "Cybex") is a strength and cardiovascular equipment company which develops, manufactures and markets premium quality, professional human performance products for the commercial and consumer markets.

  On May 23, 1997, a wholly owned subsidiary of Cybex merged with Trotter Inc. ("Trotter") with Trotter surviving the merger as a subsidiary of Cybex (the "Merger"). The Merger was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. Accordingly, the accompanying financial information is that of Trotter for all periods presented, and is combined with Cybex from the May 23, 1997 acquisition date.

  Subsequent to the Merger, the Company consolidated its manufacturing facilities, merged certain product lines, centralized and consolidated support functions, created a new distribution system that utilizes a combination of its direct sales staff and its realigned dealer network, and sold Cybex's isokinetic product line and Ronkonkoma, New York facility for cash of $6,837,000.

RESULTS OF OPERATIONS

  In connection with the Merger, the Company incurred $14,108,000 of pre-tax charges, ($9,465,000, or $1.36 per share on an after-tax basis), for unusual or nonrecurring merger-related costs, comprised of $2,734,000 related to closing Trotter's Sharpsville manufacturing facility, $1,900,000 related to the Fuqua arbitration settlement, $2,500,000 for acquired in-process research and development that was written off and $6,974,000 related primarily to conforming to new accounting and operating policies of the merged company, of which $2,375,000 is included in cost of sales and $4,599,000 is included in selling, general and administrative expenses. The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales, exclusive of $14,108,000 of unusual or nonrecurring merger-related charges incurred in 1997:

                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------   -------   -------
   Net sales......................................     100%      100%      100%
   Cost of sales..................................      57        62        64
                                                   -------   -------   -------
   Gross profit...................................      43        38        36
   Selling, general and administrative expenses...      34        29        29
                                                   -------   -------   -------
   Operating income...............................       9         9         7
   Interest income................................       *         *         *
   Interest expense...............................      (1)       (2)       (1)
                                                   -------   -------   -------
   Income before income taxes.....................       8%        7%        6%
                                                   =======   =======   =======

--------
* Not meaningful

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

NET SALES

  For the year ended December 31, 1997, the Company's net sales increased to $90,234,000 from $47,605,000 for the year ended December 31, 1996. This increase is directly due to the Merger as the 1997 period includes the combined sales of the merged companies from May 23, 1997 through December 31, 1997.

GROSS PROFIT

  Gross profit increased from $18,064,000 for the year ended December 31, 1996 to $36,133,000 for the year ended December 31, 1997. The increase is primarily due to the Merger, partially offset by a $2,375,000 one-time charge for unusual or nonrecurring merger-related costs charged to cost of sales for 1997. Gross margin, excluding the $2,375,000 one-time charge, as a percentage of net sales, increased to 43% for 1997 from 38% for 1996. The percentage increase is primarily due to cost containment efforts (particularly in the second half of 1997), the addition of Cybex's results (whose products have historically generated higher margins due to its direct distribution system) for the period from May 23, 1997 through December 31, 1997 and a more favorable product mix in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses increased from $13,797,000 for the year ended December 31, 1996 to $35,069,000 for the year ended December 31, 1997, primarily as a result of the Merger. Selling, general and administrative expense, excluding the $4,599,000 one-time charge, as a percent of net sales, increased to 34% for 1997, from 29% for 1996. The percentage increase in 1997 is primarily due to the addition of Cybex's results (whose business historically had higher sales and marketing costs due to its direct distribution system) for the period from May 23, 1997 through December 31, 1997.

NONRECURRING CHARGES

  The nonrecurring charges during 1997 include $2,734,000 of costs related to closing the Sharpsville manufacturing plant (primarily the write-off of goodwill and other intangibles, severance costs and lease termination costs), $2,500,000 for the write-off of in-process research and development acquired in the Merger and $1,900,000 of costs related to the Fuqua arbitration settlement.

INTEREST INCOME

  Interest income increased from $49,000 for the year ended December 31, 1996 to $427,000 for the year ended December 31, 1997. The increase is due to the inclusion of the leasing operations of Cybex for the period from May 23, 1997 through December 31, 1997, as well as larger cash balances in 1997.

INTEREST EXPENSE

  Interest expense increased from $1,004,000 for the year ended December 31, 1996 to $1,188,000 for the year ended December 31, 1997. The increase is due to larger average outstanding debt balances during 1997.

INCOME TAX PROVISION (BENEFIT)

  The Company's effective tax rate was 23% for the year ended December 31, 1997 versus a 41% for the year ended December 31, 1996. The rate decrease was due primarily to the write-off of acquired in-process research and development in 1997 that is not deductible for income tax purposes.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

NET SALES

  Net sales increased 8.9% from $43,719,000 for the year ended December 31, 1995 to $47,605,000 for the year ended December 31, 1996. The increase resulted primarily from a $3,200,000 increase in the net sales of strength systems, primarily due to higher volumes, and a $700,000 increase in the net sales of cardiovascular products.

GROSS PROFIT

  Gross profit increased 13.9% from $15,859,000 for the year ended December 31, 1995 to $18,064,000 for the year ended December 31, 1996. As a percentage of net sales, gross profit increased from 36% in 1995 to 38% in 1996. This improvement was primarily due to a more favorable product mix as well as certain productivity improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses increased 8.1% from $12,762,000 for the year ended December 31, 1995 to $13,797,000 for the year ended December 31, 1996. The increase was primarily a result of increased sales and marketing costs. As a percentage of net sales, selling, general and administrative expenses remained flat at 29%.

INTEREST EXPENSE

  Interest expense increased from $260,000 for the year ended December 31, 1995 to $1,004,000 for the year ended December 31, 1996. The increase is due to a higher level of outstanding indebtedness in 1996 as a result of a new loan agreement entered into in December 1995.

INCOME TAX PROVISION

  The effective income tax rate was 41% for the years ended December 31, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's financial condition has strengthened subsequent to the Merger. Working capital increased from $4,205,000 at December 31, 1996 to $19,013,000 at December 31, 1997 and cash and cash equivalents increased from $1,656,000 at December 31, 1996 to $6,689,000, at December 31, 1997. Tangible net worth increased to $27,191,000 from a net deficit of $1,450,000 at December 31, 1996, and the Company's debt-to-equity ratio decreased to 0.3-to-1 at December 31, 1997 from 8-to-1 at December 31, 1996.

  For the year ended December 31, 1997, net cash used in operating activities was $2,301,000 compared to net cash provided by operating activities of $4,822,000 for the year ended December 31, 1996. The decrease in

1997 was primarily due to increases in accounts receivable and inventories and decreases in accounts payable and accrued expenses, net of the effect of working capital acquired in the Merger.

  Cash provided by investing activities of $5,932,000 for the year ended December 31, 1997, resulted from net proceeds of $6,837,000 from the sale of certain assets acquired in the Merger and net cash acquired in the Merger of $705,000, offset by capital expenditures of $1,610,000. The increase in capital expenditures from $605,000 in 1996, was primarily the result of capital expenditures in connection with the new Bike and Hiker product lines in addition to general increases due to the requirements of the larger, post-merger company.

  Cash provided by financing activities was $1,402,000 for the year ended December 31, 1997 compared to cash used in financing activities of $2,566,000 in 1996. The increase resulted primarily from the sale of lease receivables in 1997, which generated net proceeds of $4,288,000.

  On June 16, 1997, the Company amended its Loan and Security Agreement ("the Agreement") to renew and increase funds available under the revolver portion of the Agreement from $3,000,000 to $12,000,000. Additionally, the Company's finance subsidiary is expected to continue to support working capital requirements through periodic sales of its lease portfolios to third party financial institutions.

  Management believes that the cash flow from its operations and available borrowings under its line of credit will be sufficient to meet its general working capital and capital expenditure requirements in the near term. The Company may need additional capital to pursue acquisitions and significant capital improvements in 1998. There is no assurance that the Company will have additional financing available to fund these costs or, if available, that such financing will be on terms favorable to the Company.

YEAR 2000

  Many computer systems were not designed to process dates beyond 1999, and certain of the Company's computer hardware and software will need to be modified or replaced prior to the year 2000 in order to remain functional. The Company has initiated the implementation of a new enterprise resource planning ("ERP") system to replace the two information technology systems currently in use. It is anticipated that the total cost of hardware, software, training and implementation will be approximately $2,000,000. The Company anticipates that the ERP system and other modifications will be functional in 1999, at which time it believes it will be Year 2000 compliant. In addition, in the event that any of the Company's significant suppliers or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

  Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged companies' businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended June 30, 1997 and September 27, 1997 and its proxy statement dated April 23, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants.................................... F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets............................................... F-3
  Consolidated Statements of Operations..................................... F-4
  Consolidated Statements of Stockholders' Equity........................... F-5
  Consolidated Statements of Cash Flows..................................... F-6
  Notes to Consolidated Financial Statements................................ F-7
Consolidated Financial Statement Schedule:
  II. Valuation and Qualifying Accounts..................................... S-1

  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cybex International, Inc.:

  We have audited the accompanying consolidated balance sheets of Cybex International, Inc. (see Note 1) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Philadelphia, PA
February 18, 1998

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                            ASSETS
Current Assets:
  Cash and cash equivalents................................... $ 6,689  $ 1,656
  Accounts receivable, net of allowance of $2,615 and $477....  21,906    7,604
  Lease receivables...........................................   1,200      --
  Inventories.................................................   6,980    2,083
  Recoverable income taxes....................................   1,100      --
  Deferred income taxes.......................................   6,913      665
  Prepaid expenses and other..................................   2,117      410
                                                               -------  -------
    Total current assets......................................  46,905   12,418
Property, plant and equipment, net............................  13,103    4,725
Lease receivables.............................................     999      --
Goodwill, net.................................................  10,785    2,451
Other assets..................................................     973      558
Deferred income taxes.........................................   5,960      215
                                                               -------  -------
                                                               $78,725  $20,367
                                                               =======  =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt........................ $ 2,954  $ 1,409
  Accounts payable............................................   5,192    2,838
  Accrued expenses............................................  18,305    2,658
  Income taxes payable........................................   1,441    1,308
                                                               -------  -------
    Total current liabilities.................................  27,892    8,213
Long-term debt................................................  10,685    9,960
Accrued warranty obligation...................................   1,240      798
                                                               -------  -------
    Total liabilities.........................................  39,817   18,971
                                                               -------  -------
Commitments and contingencies (Notes 3, 10 and 13)
Stockholders' Equity:
  Common Stock, $.10 par value, 20,000,000 shares authorized,
   8,853,756 and 4,273,056 shares issued......................     885      427
  Additional paid-in capital..................................  44,189      --
  Treasury stock, at cost (189,707 shares in 1997)............  (1,890)     --
  Retained earnings (accumulated deficit).....................  (4,276)     969
                                                               -------  -------
    Total stockholders' equity................................  38,908    1,396
                                                               -------  -------
                                                               $78,725  $20,367
                                                               =======  =======

        The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1997        1996     1995
                                                   -------     -------  -------
Net sales......................................... $90,234     $47,605  $43,719
Cost of sales.....................................  54,101 (a)  29,541   27,860
                                                   -------     -------  -------
  Gross profit....................................  36,133      18,064   15,859
Selling, general and administrative expenses......  35,069 (b)  13,797   12,762
Nonrecurring charges..............................   7,134 (c)     --       --
                                                   -------     -------  -------
  Operating income (loss).........................  (6,070)      4,267    3,097
Interest income...................................     427          49        4
Interest expense..................................  (1,188)     (1,004)    (260)
                                                   -------     -------  -------
  Income (loss) before income taxes...............  (6,831)      3,312    2,841
Income tax provision (benefit)....................  (1,586)      1,344    1,171
                                                   -------     -------  -------
Net income (loss)................................. $(5,245)(d) $ 1,968  $ 1,670
                                                   =======     =======  =======
Basic earnings (loss) per share................... $  (.76)    $   .46  $   .39
                                                   =======     =======  =======
Diluted earnings (loss) per share................. $  (.76)    $   .45  $   .38
                                                   =======     =======  =======

--------
(a) Includes $2,375 of costs considered unusual, or a direct result of the Merger (Note 4).
(b) Includes $4,599 of costs considered unusual, or a direct result of the Merger (Note 4).
(c) Includes $2,734 of costs related to the Sharpsville plant closure, a $2,500 charge for acquired research and development (Note 4) and a $1,900 charge related to the Fuqua settlement (Note 3).
(d) Includes $14,108 of pre-tax charges ($9,465, on an after-tax basis) for nonrecurring and merger-related costs comprised of the items listed in
    (a), (b) and (c) above.


       The accompanying notes are an integral part of these statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              RETAINED    TOTAL
                                                              EARNINGS   STOCK-
                           COMMON STOCK  ADDITIONAL           (ACCUM-   HOLDER'S
                           -------------  PAID-IN   TREASURY   ULATED    EQUITY
                           SHARES AMOUNT  CAPITAL    STOCK    DEFICIT)  (DEFICIT)
                           ------ ------ ---------- --------  --------  ---------
Balance, December 31,
 1994..................... 4,273   $427   $ 2,853   $   --    $   983    $ 4,263
  Net income..............   --     --        --        --      1,670      1,670
  Net distributions to UM
   Holdings Ltd...........   --     --     (2,853)      --     (3,652)    (6,505)
                           -----   ----   -------   -------   -------    -------
Balance, December 31,
 1995..................... 4,273    427       --        --       (999)      (572)
  Net income..............   --     --        --        --      1,968      1,968
                           -----   ----   -------   -------   -------    -------
Balance, December 31,
 1996..................... 4,273    427       --        --        969      1,396
  Merger between Trotter
   Inc. and Cybex
   International, Inc..... 4,512    451    43,448    (1,442)      --      42,457
  Exercise of stock
   options................    60      6       643      (486)      --         163
  Common stock issued to
   Directors..............     9      1        98        38       --         137
  Net loss................   --     --        --        --     (5,245)    (5,245)
                           -----   ----   -------   -------   -------    -------
Balance, December 31,
 1997..................... 8,854   $885   $44,189   $(1,890)  $(4,276)   $38,908
                           =====   ====   =======   =======   =======    =======


        The accompanying notes are an integral part of these statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
OPERATING ACTIVITIES:
  Net income (loss)................................. $(5,245) $ 1,968  $ 1,670
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization...................   2,324    1,269    1,487
    Deferred income taxes...........................  (2,620)    (447)     135
    Provisions for losses on accounts and lease
     receivables....................................   2,071      567      264
    Write-off of intangibles and in-process research
     and development................................   4,877      --       --
    Changes in operating assets and liabilities, net
     of effect of the Merger:
      Accounts receivable...........................  (1,084)      60   (1,806)
      Lease receivables.............................    (678)     --       --
      Inventories...................................    (602)     225      406
      Recoverable income taxes......................   1,244      --       --
      Prepaid expenses and other....................     728      253      --
      Accounts payable, accrued liabilities and
       other current liabilities....................  (3,316)     927     (665)
                                                     -------  -------  -------
    NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES.....................................  (2,301)   4,822    1,491
                                                     -------  -------  -------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment........  (1,610)    (605)    (716)
  Cash acquired in merger, net of transaction costs
   of $1,645........................................     705      --       --
  Proceeds from sale of acquired assets held for
   sale, net........................................   6,837      --       --
                                                     -------  -------  -------
    NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES.....................................   5,932     (605)    (716)
                                                     -------  -------  -------
FINANCING ACTIVITIES:
  Proceeds from sale of lease receivables...........   4,288      --       --
  Proceeds from long-term debt......................     --        75    9,000
  Principal payments of long-term debt..............  (2,886)  (1,406)    (200)
  Net borrowings (repayments) under revolving loan..     --    (2,125)   2,125
  Deferred financing costs..........................    (125)     --       --
  Remittances from (repayments to) UM Holdings
   Ltd..............................................     --       890   (5,190)
  Net distributions to UM Holdings Ltd..............     --       --    (6,505)
  Exercise of stock options.........................     125      --       --
                                                     -------  -------  -------
    NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES.....................................   1,402   (2,566)    (770)
                                                     -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................   5,033   (1,651)       5
CASH AND CASH EQUIVALENTS, beginning of year........   1,656        5      --
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS, end of year.............. $ 6,689  $ 1,656  $     5
                                                     =======  =======  =======

        The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 1--BACKGROUND AND BASIS OF PRESENTATION

  Cybex International, Inc. (the "Company" or "Cybex"), a New York Corporation, is a strength and cardiovascular equipment company which develops, manufactures and markets premium quality, human performance products for the commercial and consumer markets.

  On May 23, 1997, the merger between a wholly-owned subsidiary of Cybex and Trotter Inc. ("Trotter") was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. Pursuant to the terms of the Merger, 4,273,056 shares of the Company's Common Stock were issued to a subsidiary of UM Holdings, Ltd. (UM)., the sole stockholder of Trotter, in exchange for all of the issued and outstanding Trotter shares. Additionally, options to purchase Trotter shares were converted to options to purchase 436,920 shares of Company Common Stock, using the exchange ratio implied in the Merger of 1.1244884-to-1.0. All historical share amounts have been retroactively adjusted to reflect the exchange.

  The transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. As a result, the accompanying historical financial information is that of Trotter for all periods presented, and includes the combined results of Trotter and Cybex from the May 23, 1997 acquisition date to December 31, 1997.

  The purchase price of the Merger was $44,102,000, which consists of the $42,457,000 market value of Cybex Common Stock (4,381,555 shares outstanding multiplied by the $9.69 per share five day average share price ending December 31, 1996) and transaction costs of $1,645,000. The purchase price was allocated based on the estimated fair market value of Cybex's net assets, including identifiable intangibles. The Company assigned $2,500,000 to in-process research and development and such amount was charged to operations in the accompanying statement of operations. The Company also recorded goodwill of $10,097,000, which is being amortized on a straight-line basis over 30 years.

  The purchase price allocation used in the preparation of the accompanying financial statements is preliminary. The Company is still gathering information and analysis, primarily related to income taxes.

  The following table summarizes the unaudited pro forma combined results of operations for the years ended December 31, 1997 and 1996 as if the Merger had occurred on January 1, 1996. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                       (IN THOUSANDS, EXCEPT
                                                        PER SHARE AMOUNTS)
                                                            (UNAUDITED)
   Net sales......................................... $   116,147  $   120,528
   Operating income (loss)...........................      (1,266)       3,937
   Net income (loss).................................        (773)       2,264
   Basic and diluted earnings (loss) per share.......        (.09)         .26
   Shares used in computing earnings (loss) per
    share............................................       8,664        8,664

  The pro forma data does not include nonrecurring charges of $7,134,000, ($5,280,000, or $.61 per share, on an after-tax basis) related to the Sharpsville plant closure, the settlement of the Fuqua arbitration and the write-off of acquired in-process research and development. The pro forma data does include nonrecurring charges of $6,974,000, ($4,185,000 on an after-tax basis or $.48 per share) related primarily to conforming to new accounting and operating policies of the merged companies.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

 Cash and cash equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

 Inventories

  Inventories are valued at the lower of cost (first in, first out) or market. Costs include materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands):

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1997   1996
                                                                   ------ ------
     Finished goods............................................... $1,199 $  407
     Work in process..............................................  1,137    568
     Raw materials................................................  4,644  1,108
                                                                   ------ ------
                                                                   $6,980 $2,083
                                                                   ====== ======

 Property and equipment

  Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on estimated useful lives for financial statement purposes and various prescribed methods for tax purposes. The estimated useful lives for financial statement purposes are 25 years for buildings and improvements and 3 to 7 years for equipment and furniture.

 Impairment of Long-Lived Assets

  In 1995, The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of ", which the Company adopted effective January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale be reported at the lower of carrying amount or fair value less cost to sell.

  The Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related future undiscounted cash flow in measuring whether the asset should be written down to fair value. As of December 31, 1997, management believes that no revision to the remaining useful lives or write-down of such assets is required.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Goodwill

  Goodwill is being amortized over periods ranging from 30 to 40 years. As of December 31, 1997 and 1996, accumulated amortization was $726,000 and $780,000, respectively. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $293,000, $130,000 and $132,000, respectively.

 Other Assets

  Other assets include intangibles that consist principally of an exclusive license and patent rights recorded at cost and amortized over their estimated useful lives by the straight-line method for periods ranging from 3 to 5 years accumulated amortization at December 31, 1997 and 1996 was $236,000 and $1,130,000, respectively. Amortization expense was $417,000, $295,000 and $295,000 for the years ended December 31, 1997, 1996 and 1995, respectively

 Fair value of Financial Instruments

  The company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt instruments. The book values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of December 31, 1997, the carrying values are considered to approximate their respective fair values. See Note 5 for the terms and carrying value of the Company's various debt instruments.

 Concentration of Credit Risk and Export Sales

  The majority of the Company's customers are specialty fitness-related dealers, health clubs, and consumers located in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts and lease receivables. No single customer accounted for more than 10% of the Company's net sales for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, one customer accounted for 11% and 10% of net sales, respectively. There is no single geographic area of significant concentration, and the Company utilizes third-party insurers for certain trade accounts receivable. Export sales accounted for approximately 18%, 14% and 12% of total net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

 Accrued Warranty Obligations

  The Company generally provides a three-year warranty on cardiovascular products and a warranty on strength products that varies by components. Warranty expense was $3,269,000, $1,968,000 and $1,564,000 for the years ended December 31, 1997, 1996 and 1995 respectively. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events which are subject to change.

 Revenue recognition

  Revenue is recorded when products are shipped.

 Advertising Costs

  The Company expenses advertising costs as incurred. For the years ended December 31, 1997, 1996 and 1995, advertising expense was $2,712,000, $1,610,000 and $1,455,000, respectively. Included in advertising

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

expense is the cost to reimburse certain customers for a portion of their advertising costs under a cooperative advertising program. These obligations are accrued when the related revenues are recognized.

 Research and Development Costs

  All research and development costs are charged to expense as incurred. Such costs were $2,616,000, $1,167,000 and $1,544,000 for the years ended December 31, 1997, 1996 and 1995, respectively, exclusive of the $2,500,000 write-off of acquired in-process research and development. These expenditures are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

 Supplemental Cash Flow Disclosures

  Cash paid for interest was $1,197,000, $1,004,000 and $191,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes, including amounts paid to UM (see Note 7) was $1,663,000, $1,235,000 and $847,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  The following table displays the net non-cash assets and liabilities that were acquired in 1997 as a result of the Merger (in thousands):

     Non-cash assets (liabilities):
       Accounts receivable............................................ $ 14,989
       Lease receivables..............................................    6,109
       Inventories....................................................    4,295
       Assets held for sale...........................................    6,837
       Prepaid expenses and other.....................................    5,307
       Property, plant and equipment..................................    8,810
       Intangibles and other assets...................................    1,254
       In-process research and development............................    2,500
       Goodwill.......................................................   10,097
       Deferred income taxes..........................................    8,776
       Accounts payable and accrued expenses..........................  (23,710)
       Long-term debt.................................................   (5,157)
                                                                       --------
                                                                         40,107
     Issuance of common stock.........................................   42,457
                                                                       --------
     Net cash acquired................................................ $  2,350
                                                                       ========

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Income Taxes

  Income taxes are calculated using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Reclassifications

  Certain amounts reported in prior years have been reclassified conform to the current year's presentation.

 Earnings (loss) per common share

  In 1997 the Company adopted SFAS No. 128 "Earnings Per Share". This statement requires that the Company report basic and diluted earnings (loss) per share for all periods reported. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method. Dilutive common stock options are not included in the computation during periods with net losses as they would be anti-dilutive.

  The table below sets forth the reconciliation of the basic and diluted earnings (loss) per share computations (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                       1997     1996    1995
                                                     --------  ------- -------
   Net income (loss)................................ $ (5,245) $ 1,968 $ 1,670
                                                     ========  ======= =======
   Shares used in computing basic earnings (loss)
    per share.......................................    6,937    4,273   4,273
   Dilutive effect of options.......................      --       109     115
                                                     --------  ------- -------
   Shares used in computing diluted earnings (loss)
    per share.......................................    6,937    4,382   4,388
                                                     ========  ======= =======

  For the year ended December 31, 1997, options to purchase 794,789 shares of Common Stock at exercise prices ranging from $5.85 to $12.75 per share were outstanding but not included in the computation of diluted loss per share as the result would be anti-dilutive.

 Recent Accounting Pronouncement

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 provides accounting and reporting standards based on consistent application of a financial-components approach that focuses on control. The adoption of SFAS No. 125 was not material to the Company's financial position and results of operations (see Note 10).

 New Accounting Pronouncement

  In June of 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Since the Company operates in a single line of business, management believes that SFAS No. 131 will not have an effect on the Company's financial reporting.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3--CONTINGENCY RELATED TO SALE OF BUSINESS

  On April 3, 1996, Cybex completed the sale of substantially all the assets of its Lumex Division to Fuqua Enterprises, Inc. ("Fuqua") for $40,750,000 in cash. The asset sale agreement provided for a post-closing adjustment to the sales price based on the change in the net assets of the Lumex Division from December 31, 1995, through the closing date. Fuqua claimed that the stated amount of the net assets of the Lumex Division as of the closing date was overstated by $9,300,000 and that they were not responsible for reimbursing the Company for approximately $1,026,000, of assumed insurance liabilities. Prior to the Merger, Cybex determined to proceed with arbitration to resolve the dispute.

  At the Merger date, the Company provided a reserve for the Fuqua claim based on the information available at that time in accordance with SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". A final decision with respect to the arbitration was received on February 13, 1998, awarding a payment of $2,400,000 to Fuqua. The Company recorded a $1,900,000 charge in the fourth quarter of 1997 related to the arbitration and accrued professional fees. While the arbitration is complete, during 1997 Fuqua notified Cybex of a separate claim for breaches of certain of Cybex's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. In February 1998 Fuqua commenced an action in the State Court of Georgia against the Company, alleging fraud, negligent misrepresentation, breach of representations and warranties and violation of Georgia RICO statute seeking an unspecified amount of compensatory and punitive damages, fees and expenses. Therefore, additional costs related to this matter may result in the future. Such costs, if any, to resolve this claim will be included in operations if the costs become probable and quantifiable. Professional fees related to this matter are being expensed as incurred.

NOTE 4--UNUSUAL AND NONRECURRING MERGER-RELATED COSTS

  The statement of operations for the year ended December 31, 1997 includes pre-tax charges for unusual and nonrecurring merger-related costs of $14,108,000 ($9,465,000, or $1.36 per share on an after-tax basis), comprised of $7,134,000 ($5,280,000 or $.76 per share, on an after-tax basis) related to closing the Sharpsville manufacturing facility, the write-off of acquired in-process research and development and charges related to the Fuqua arbitration, and $6,974,000 ($4,185,000 on an after-tax basis or $.60 per share) of costs and expenses considered by management to be unusual, or a direct result of the Merger, and not representative of the ongoing business. These latter costs and expenses are included in cost of sales ($2,375,000) and selling, general and administrative expenses ($4,599,000). Such costs and expenses relate primarily to conforming to new accounting and operating policies of the merged company, including reorganizing the Company's domestic and international sales operations and manufacturing initiatives aimed at achieving the full benefit of synergies and efficiencies which the Company believes are available as a result of the Merger.

NOTE 5--LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
     Bank term loans.......................................... $ 7,728  $ 7,800
     Industrial development revenue note......................   1,750      --
     Industrial development revenue bond......................   3,300    3,500
     Other....................................................     861       69
                                                               -------  -------
                                                                13,639   11,369
     Less--Current portion....................................  (2,954)  (1,409)
                                                               -------  -------
                                                               $10,685  $ 9,960
                                                               =======  =======

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5--LONG-TERM DEBT (CONTINUED)

  On December 7, 1995, the Company entered into a Loan and Security Agreement ("the Agreement") with a commercial bank ("the Bank") that consisted of a $3,000,000 revolving loan and a $9,000,000 term loan. On June 16, 1997, the Company amended the Agreement to renew and increase funds available under the revolver to $12,000,000. The revolver matures on December 31, 2000. Borrowings under the revolver bear interest at the Company's option of either the prime rate or LIBOR plus 1.25% to 2.25%, adjusted up or down based on the Company's level of compliance with certain financial covenants, as defined. The average outstanding revolver balance during 1997 and 1996 was approximately $2,011,000 and $1,011,000, respectively, and the weighted average interest rate in 1997 and 1996 was 7.67% and 8.2%, respectively. Interest expense on the revolver was $177,000, and $88,000 for the years ended December 31, 1997 and 1996 respectively. No amounts were outstanding under the revolver at December 31, 1997 and 1996 and at December 31, 1997, $11,020,000 was available as $980,000 in stand-by letters of credit were outstanding in connection with the Company's workers' compensation insurance program.

  Borrowings under the term loan bear interest at the Company's option at either the prime rate or LIBOR plus 1.25% to 2.25%, adjusted up or down based on the Company's level of compliance with certain financial covenants, as defined. The interest rate at December 31, 1997 was 7.53%. In January 1996, the Company entered into an interest rate cap agreement which, in effect fixed the LIBOR rate at 5.625% on the term loan through January 1999. The term loan matures on December 31, 2000. As of December 31, 1997 and 1996, $6,600,000 and $7,200,000 were outstanding under the term loan, respectively. Interest expense on the term loan was $568,000, and $723,000 for the years ended December 31, 1997 and 1996, respectively.

  Pursuant to the Agreement, the Company is required to maintain certain financial and non-financial covenants, as defined, including minimum working capital, tangible net worth and certain liquidity ratios, in addition to restrictions on dividends and capital expenditures. Additionally, the Company is limited in its ability to pay cash dividends to 50% of its net income. Borrowings under the Agreement are secured by substantially all of the Company's assets with certain exceptions.

  In December 1997, an industrial development revenue note assumed in the Merger was assigned to the Bank. The industrial development revenue note was used to construct and equip the manufacturing facility in Owatonna, Minnesota. The note is collateralized by land, building and equipment, bears interest at 62.5% of the bank's prime rate and requires annual principal payments of $175,000 through 2002 with a final payment of $875,000 due on January 1, 2004. The interest rate of the note at December 31, 1997 was 5.31%. Interest expense on the note was $57,000 for the year ended December 31, 1997.

  In 1992, an industrial development revenue bond provided the funds to construct and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (3.60% at December 31, 1997) with interest payable monthly and principal payable annually through May 2007. Interest expense on the bonds was $194,000, $190,000 and $191,000 for the years ended December 31, 1997, 1996 and 1995 respectively. A letter of credit in the amount of $3,579,000 has been issued on behalf of the Company for the benefit of the bondholders to guarantee principal and interest payments.

  In connection with the Merger, the Company assumed a bank term loan in the original amount of $2,465,000 pursuant to a five year, 9.48% fixed rate term loan agreement. The term loan is payable in equal monthly principal installments plus interest through March 2001. The term loan is secured by specific lease receivables. As of December 31, 1997, $1,128,000 was outstanding under this term loan. Interest expense on the term loan was $84,000 for the year ended December 31, 1997.

  In connection with the Merger, the Company assumed an 8.9% note payable to a finance company in the original amount of $1,051,000. The note is payable in equal monthly payments of principal and interest of $22,000 through November 2001. The note is collateralized by certain manufacturing equipment. Interest expense on the note was $50,000 for the year ended December 31, 1997.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5--LONG-TERM DEBT (CONTINUED)

  At December 31, 1997, long-term debt maturities are as follows (in thousands):

     1998............................................................... $ 2,954
     1999...............................................................   2,927
     2000...............................................................   3,797
     2001...............................................................     712
     2002...............................................................     475
     Thereafter.........................................................   2,774
                                                                         -------
                                                                         $13,639
                                                                         =======

NOTE 6--STOCKHOLDERS' EQUITY

 STOCK OPTIONS

 1993 Stock Option Plan

  In August 1993, Trotter established a nonqualified stock option plan covering certain key employees and directors. The options cover the purchase of common stock of the Company at exercise prices initially set above current fair value as determined by the Board of Directors based in part on independent appraisals. In connection with the Merger, all options outstanding under this plan were converted into options under the 1995 Omnibus Incentive Plan discussed below. Accordingly, Trotter options have been adjusted retroactively to give effect to the exchange ratio implied in the Merger (see
Note 1).

 1995 Omnibus Incentive Plan

  Cybex's Omnibus Incentive Plan ("Omnibus Plan"), as amended, is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's Common Stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 750,000 shares of Common Stock for issuance pursuant to the Plan. The terms and conditions of each award are determined by a committee of the Board of Directors of the Company. Under the Omnibus Plan, the committee may grant either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company's Common Stock on the date of grant).

 1987 Stock Option Plan

  The terms and conditions of grants of stock options under the 1987 Stock Option Plan were determined by a committee of the Board of Directors. Options outstanding under this plan were granted at exercise prices which were not less than fair market value on the date of grant and were generally exercisable over a period not to exceed ten years from the original date of grant. No future grants may be made under this plan.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)

  Information with respect to options under the Company's plans is as follows:

                                                                        WEIGHTED
                                                 NUMBER     RANGE OF    AVERAGE
                                                   OF       EXERCISE    EXERCISE
                                                 SHARES       PRICE      PRICE
                                                 -------  ------------- --------
   Outstanding at December 31, 1994............. 403,270          $5.85  $ 5.85
     Forfeited.................................. (24,036)          5.85    5.85
                                                 -------  -------------  ------
   Outstanding at December 31, 1995............. 379,234           5.85    5.85
     Granted....................................   4,273           5.85    5.85
     Forfeited.................................. (10,683)          5.85    5.85
                                                 -------  -------------  ------
   Outstanding at December 31, 1996............. 372,824           5.85    5.85
     Merger..................................... 131,050     9.38-12.75   11.00
     Granted.................................... 373,096    10.38-11.75   10.96
     Exercised.................................. (60,681)    5.85-10.00    7.22
     Forfeited.................................. (21,500)    9.38-12.75   12.46
                                                 -------  -------------  ------
   Outstanding at December 31, 1997............. 794,789  $ 5.85-$12.75  $ 8.81
                                                 =======  =============  ======

  At December 31, 1997, 485,788 options with a weighted average exercise price of $7.37 were exercisable and 119,345 options were available for future grants. The options generally vest over a five year period except for an option to purchase 238,000 shares issued to the Company's President in 1997 which is exercisable in June 2004, or sooner if certain performance criteria is met. The weighted average remaining contractual life of outstanding options at December 31, 1997 was 7.1 years.

  The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. Had compensation cost for the plans been determined based upon the fair value of the options as prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income
(loss) and earnings (loss) per share would have been as follows:

                                                       DECEMBER 31,
                                             ----------------------------------
                                                1997         1996       1995
                                             -----------  ---------- ----------
   Net income (loss):
     As Reported............................ $(5,245,000) $1,968,000 $1,670,000
                                             ===========  ========== ==========
     Pro Forma.............................. $(5,426,000) $1,809,000 $1,670,000
                                             ===========  ========== ==========
   Basic earnings (loss) per share:
     As Reported............................ $      (.76) $      .46 $      .39
                                             ===========  ========== ==========
     Pro Forma.............................. $      (.78) $      .42 $      .39
                                             ===========  ========== ==========
   Diluted earnings (loss) per share:
     As Reported............................ $      (.76) $      .45 $      .38
                                             ===========  ========== ==========
     Pro Forma.............................. $      (.78) $      .41 $      .38
                                             ===========  ========== ==========

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)

  The weighted average fair value of each stock option granted during the years ended December 31, 1997 and 1996 was $7.35 and $2.62, respectively. No options were granted during the year ended December 31, 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1997        1996
                                                         ----------- -----------
        Risk free interest rate.........................    6.3%        6.3%
        Expected dividend yield.........................     --          --
        Expected life...................................   7 years     3 years
        Expected volatility.............................     60%         --

  The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995, have not been included and because future option grants are expected.

 STOCK RETAINER PLAN FOR NONEMPLOYEE DIRECTORS

  The Company's Amended and Restated Stock Retainer Plan for Nonemployee Directors ("Retainer Plan"), provides that each nonemployee director will receive 70% of their annual retainer in shares of Common Stock of the Company. The number of shares to be issued is computed by dividing the applicable amount of the annual retainer to be paid in stock by the fair market value of a common share on January 1 of each calendar year. Up to 35,000 shares of Common Stock may be issued pursuant to the Retainer Plan. The issuance of shares in payment of annual retainers results in expense based on the fair market value of such shares. As of December 31, 1997, 10,762 shares of Common Stock are available for issuance under the Retainer Plan.

 LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN

  The Company's leveraged Employee Stock Ownership Plan (ESOP) is a noncontributory plan covering substantially all employees meeting a one year length of service requirement. The plan is designed to give employees a proprietary interest in the Company through Common Stock ownership. At December 31, 1997, no unallocated shares were held by the ESOP.

 SHAREHOLDERS' RIGHTS PLAN

  The Company's Shareholders Rights Plan (the "Rights Plan") was adopted in May 1988 to insure that any acquisition of the Company would be on terms that are fair to and in the best interest of all shareholders. Under the Rights Plan, holders of Common Stock are entitled to receive one right, as defined by the Rights Plan, for each share of Common Stock held. Separate rights certificates would be issued and become exercisable in the event an acquiring party accumulates 15% or more of the Company's Common Stock or announces an offer to acquire 30% or more of the Common Stock. The rights expire in May 1998 and may be redeemed by the Company at a price of $.05 per right at any time up to ten days after they become exercisable (subject to extension in certain circumstances) or in connection with an approved transaction as defined in the Rights Plan.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES

  The income tax provision (benefit) consists of the following:

                                                 YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997         1996        1995
                                            -----------  ----------  ----------
   Current provision:
     Federal............................... $   823,000  $1,423,000  $  847,000
     State.................................     211,000     368,000     189,000
                                            -----------  ----------  ----------
                                              1,034,000   1,791,000   1,036,000
                                            -----------  ----------  ----------
   Deferred provision (benefit):
     Federal...............................  (2,070,000)   (336,000)    101,000
     State.................................    (550,000)   (111,000)     34,000
                                            -----------  ----------  ----------
                                             (2,620,000)   (447,000)    135,000
                                            -----------  ----------  ----------
                                            $(1,586,000) $1,344,000  $1,171,000
                                            ===========  ==========  ==========

  The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------   -------  -------
   Tax at statutory rate.........................     (34.0)%    34.0%    34.0%
   State income taxes, net of federal tax
    benefit......................................      (3.3)      5.1      5.1
   Acquired in-process research and development..      12.4       --       --
   Other.........................................       1.7       1.5      2.1
                                                   --------   -------  -------
                                                      (23.2)%    40.6%    41.2%
                                                   ========   =======  =======

  The significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 -------  -----
     Deferred tax assets:
       Net operating and capital loss carryforwards............. $ 7,715  $ --
       Litigation reserves......................................   1,427    --
       Warranty reserves........................................   1,310    676
       Other accruals and reserves..............................   1,579    135
       Bad debt and lease reserves..............................   1,234    179
       Depreciation.............................................    (613)    55
       Intangible amortization..................................     429   (161)
       Other--net...............................................     192     (4)
                                                                 -------  -----
                                                                  13,273    880
     Less--Valuation allowance..................................    (400)   --
                                                                 -------  -----
                                                                 $12,873  $ 880
                                                                 =======  =====

  A valuation allowance of $400,000 at December 31, 1997 has been provided due to uncertainties surrounding the realizability of certain acquired capital loss carryforwards. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax asset. Approximately $38,000,000 of future taxable income is needed to fully realize the net deferred tax asset recorded at December

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES (CONTINUED)

31, 1997. If the capital loss carryforwards are utilized in the future, the corresponding valuation allowance decrease will reduce goodwill.

  At December 31, 1997, the Company had federal net operating and capital loss carryforwards of approximately $19,814,000, which begin to expire in 2011, federal AMT credit carryforwards of $269,000, which do not expire and federal tax credit carryforwards of $269,000, which begin to expire in 2008.

  Prior to the Merger, Trotter was included in the consolidated federal income tax return of UM under a tax-sharing agreement pursuant to which Trotter paid UM amounts equal to the taxes calculated on a separate return basis. Trotter paid $1,582,000, $1,235,000 and $847,000 to UM for federal income taxes for the period from January 1, 1997 to May 23, 1997 and for the years ended December 31, 1996 and 1995, respectively.

NOTE 8--BENEFIT PLANS

  Subsequent to the Merger, Trotter's employees (previously included in UM's 401k profit sharing plan) were added to Cybex's defined contribution retirement plan ("Retirement Plan"). The Company currently matches 100% of the first 2% of the employee's eligible compensation contributions and 50% of the next 4% of the employee's eligible compensation contributions. Contributions by the Company to the retirement plans were $230,000, $97,000 and $87,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the Company may make discretionary contributions to the Retirement Plan. No discretionary contributions were made for the year ended December 31, 1997.

NOTE 9--RELATED PARTY TRANSACTIONS

  For the year ended December 31, 1997, the Company paid $227,000, to a law firm of which one of the directors of the Company is a member.

NOTE 10--COMMERCIAL LEASING

  Subsequent to the Merger, the Company continued Cybex's lease financing program for selected products to its commercial customers through the wholly-owned Cybex leasing subsidiary. Such leases are generally accounted for as sales-type leases and are for terms of three to five years at which time title transfers to the lessee. Leases are secured by the equipment financed, often with additional security in the form of other equipment liens, letters of credit, cash down payments and personal guarantees.

  At December 31, 1997, lease receivables were comprised of the following (in thousands):

     Minimum lease payments receivable.................................. $2,551
     Less--Unearned interest income.....................................   (289)
     Less--Allowance for uncollectible accounts.........................    (63)
                                                                         ------
                                                                         $2,199
                                                                         ======

  Minimum lease payments receivable as of December 31, 1997 are due as follows (in thousands):

             1998.............................. $1,287
             1999..............................    750
             2000..............................    340
             2001..............................     91
             2002..............................     61
             Thereafter........................     67
                                                ------
                                                $2,551
                                                ======

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 10--COMMERCIAL LEASING (CONTINUED)

  The Company provided lease financing for $4,604,000 of its sales for the period from May 23, 1997 to December 31, 1997. Income before income taxes from leasing activities was $130,000 for the period from May 23, 1997 to December 31, 1997.

  The Company periodically enters into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions. For the year ended December 31, 1997, the Company generated net proceeds of $4,288,000 from the sale of lease receivables. Under the terms of these agreements the Company continues to bill and collect the monthly lease payments which are then remitted to the respective financial institutions each month. The Company is subject to recourse provisions which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which range from 15% to 100% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. At December 31, 1997, the maximum contingent liability under these recourse provisions was approximately $5,300,000. A reserve for estimated losses under recourse provisions of $620,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities in the accompanying consolidated balance sheet.

NOTE 11--ACCRUED LIABILITIES

  Accrued liabilities consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
     Customer deposits.......................................... $ 1,563 $  --
     Warranty reserves..........................................   2,465  1,042
     Self insurance reserves....................................   2,842    184
     Severance and merger-related reserves......................   2,328    --
     Fuqua reserve..............................................   2,385    --
     Other......................................................   6,722  1,432
                                                                 ------- ------
                                                                 $18,305 $2,658
                                                                 ======= ======

NOTE 12--PROPERTY PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
     Land, building and improvements.......................... $ 7,646  $ 4,176
     Equipment and furniture..................................  11,644    6,195
                                                               -------  -------
                                                                19,290   10,371
     Less--Accumulated depreciation...........................  (6,187)  (5,646)
                                                               -------  -------
                                                               $13,103  $ 4,725
                                                               =======  =======

  Depreciation expense was $1,614,000, $844,000 and $1,060,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13--COMMITMENTS AND CONTINGENCIES

 Operating Lease Commitments

  The Company has lease commitments expiring at various dates through 2002, principally for equipment under noncancelable operating leases. Future minimum payments under these leases at December 31, 1997 are as follows (in thousands):

             1998................................ $263
             1999................................  168
             Thereafter..........................  169
                                                  ----
                                                  $600
                                                  ====

  Rent expense under all operating leases for the years ended December 31, 1997, 1996 and 1995 was $352,000, $291,000 and $214,000, respectively.

 Risk Retention

  The Company's risk retention amounts per occurrence are as follows:

     Workers compensation................................... $250,000--$500,000
     Product liability......................................   50,000
     Employee medical and hospitalization...................   50,000--70,000

  The Company has excess primary coverage on a per-claim and aggregate basis beyond the deductible levels and also maintains umbrella policies to supplement the primary liability coverage. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying balance sheets, based on management's review of outstanding claims and claims history and consultation with its third-party claims administrators. Actual results may vary from management estimates.

 Product Liability

  Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Management believes that the outcome of known product liability claims will not have a material effect on its financial position or results of operations.

 Fuqua litigation

  See Note 3 for a description of the Fuqua litigation.

 Kirila et al v. Cybex International, Inc., et al

  In May 1997, an action was commenced against the Company in regard to the sale of a strength equipment company to the Company. The Company has not received a formal indication of the claims made or relief sought in the proceedings or the factual basis alleged to underlie the proceedings. The Company intends to vigorously defend this matter.

 Other Litigation

  The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such litigation and claims will not have a material adverse effect on its financial position or results of operations.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

                          BALANCE AT
                         BEGINNING OF                           BALANCE AT END
DESCRIPTION                 PERIOD    ADDITIONS     DEDUCTIONS    OF PERIOD
-----------              ------------ ----------    ----------  --------------
For the year ended
 December 31, 1997
  Allowance for doubtful
   accounts.............   $477,000   $2,808,000(1) $(670,000)    $2,615,000
                           ========   ==========    =========     ==========
For the year ended
 December 31, 1996
  Allowance for doubtful
   accounts.............   $305,000   $  567,000    $(395,000)    $  477,000
                           ========   ==========    =========     ==========
For the year ended
 December 31, 1995
  Allowance for doubtful
   accounts.............   $238,000   $  264,000    $(197,000)    $  305,000
                           ========   ==========    =========     ==========

--------
(1) Includes allowance for doubtful accounts of $1,037,000 assumed in the Merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the Directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth under the captions "Executive Compensation" and "Election of Directors--Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the captions "Election of Directors" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed or incorporated by reference as a part of this report:

(1) (2) EXHIBITS

    27 Financial Statements and Schedules See Index to Consolidated Financial Statements and Schedules (Part II--Item 8).

(3)EXHIBITS

    2(a) Asset Sale Agreement, dated as of March 13, 1996, by and between the Company, MUL Acquisition Corp. I, MUL Acquisition Corp. II and Fuqua Enterprises, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 3, 1996.

    2(b)(i) Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CAT'S TAIL, INC., incorporated by reference to Exhibit 2(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

    2(b)(ii) First Amendment to Agreement and Plan of Merger, dated as of January 16, 1997, to Agreement and Plan of Merger, dated as of December 27, 1996, by and among the Company, Trotter Inc., and CATS TAIL, INC., incorporated by reference to Exhibit 2(b)(ii) to the 1997 10-K.

    3(a)(1) Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996-10-Q").

    3(a)(2) Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to
             Exhibit 3(a)(2) to the June 1996 10-Q.

    3(a)(3) Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to
             Exhibit 3(a)(3) to the June 1996 10-Q.

    3(a)(4) Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to
             Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 1997 10-Q").

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

    10(i)(c) Construction Loan Agreement dated December 28, 1983 by and between the Company and Norwest Bank, National Association, and the City of Owatonna, incorporated by reference to Exhibit, 10(i)(d) to the 1983 10-K.

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

    10(i)(f) Amendment to Industrial Development Revenue Note (Lumex, Inc. Project) and Loan Agreement dated December 17, 1997 (filed herewith).

    10(i)(g) Assignment Agreement from Norwest Bank Minnesota South, N.A., successor in interest to Norwest Bank, Owatonna N.A., to Summit Bank (filed herewith).

    10(ii) Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-48124), filed May 26, 1992.*

    10(iii)(a) Amended and Restated Loan and Security Agreement, dated June
               16, 1997, among Summit Bank, the Company and the Company's subsidiaries, incorporated by reference to Exhibit 10.3(a) to the June, 1997 10-Q.

    10(iii)(b) First Amendment to Amended and Restated Loan and Security
               Agreement, dated July 15, 1997, among Summit Bank, the Company and the Company's subsidiaries, incorporated by reference to Exhibit 10.3(b) to the June, 1997 10-Q.

    10(iii)(c) Second Amendment to Amended and Restated Loan and Security
               Agreement, dated August 11, 1997, among Summit Bank, the Company and the Company's subsidiaries, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997.

    10(iii)(d) Third Amendment to Amended and Restated Loan and Security
               Agreement, dated December 17, 1997, among Summit Bank, the Company and the Company's subsidiaries (filed herewith).

    10(iv) Distributor Agreement dated June 5, 1997 among the Company, Trotter, Inc., Forza Fitness Equipment, Ltd. and Forza Group, Ltd., incorporated by reference to Exhibit 10.1 to the June, 1997 10-Q.

    10(v) Loan Agreement, dated as of July 30, 1993, among the Company, CYBEX Financial Corp., and Chemical Bank, incorporated by reference to Exhibit 10(vi) to the 1993 10-K.

    10(vi) First Amendment to Loan Agreement, dated as of November 26, 1993, among the Company, CYBEX Financial Corp., and Chemical Bank, incorporated by reference to Exhibit 10(vii) to the 1993 10-K.

    10(vii) Asset Purchase Agreement between Henley Healthcare, Inc. and the Company, dated September 30, 1997 (filed herewith).

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

    10(xi) Amended and Restated 1995 Stock Retainer Plan for Non-Employee Directors of the Company (filed herewith).*

    10(xii) 1995 Omnibus Incentive Plan, as amended, incorporated by reference by Exhibit 10(xx) to the Company's Registration Statement on Form S-8 (No. 333-29045), filed June 12, 1997.*

    10(xiii) Covenant Not to Compete, dated as of April 3, 1996, by and among the Company, Lumex Medical Products, Inc. (f/k/a MUL Acquisition Corp. I), MUL Acquisition Corp. II, and Fuqua Enterprises, Inc., incorporated by reference to Exhibit 10
             (xvii) to the June 1996 10-Q.

    10(xiv)  Management Employment Agreement between the Company and Peter
             C. Haines, incorporated by reference to Exhibit 10.2 to the June, 1997 10-Q.*

    21       Subsidiaries of the Registrant. (filed herewith)

    23.1 Consent of Independent Public Accountants - Arthur Andersen LLP (filed herewith)

    27       Financial Data Schedule. (filed herewith)
--------
* Executive Compensation Plans and Arrangements

(b)Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                CYBEX International, Inc.
                                          _____________________________________
                                                      (REGISTRANT)

  March 26,                                         /s/ Peter C. Haines
    1998                                  By: _________________________________
_____________                                            PRESIDENT
   (DATE)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

  March 26,                                         /s/ Peter C. Haines
    1998                                  By: _________________________________
_____________                                PETER HAINES, PRESIDENT AND CHIEF
   (DATE)                                      EXECUTIVE OFFICER (PRINCIPAL
                                                    EXECUTIVE OFFICER)

  March 26,                                        /s/ William S. Hurley
    1998                                  By: _________________________________
_____________                                WILLIAM S. HURLEY, VICE PRESIDENT
   (DATE)                                       AND CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

  March 26,                                         /s/ John Aglialoro
    1998                                  By: _________________________________
_____________                                    JOHN AGLIALORO, DIRECTOR
   (DATE)

  March 26,                                         /s/ James H. Carll
    1998                                  By: _________________________________
_____________                                    JAMES H. CARLL, DIRECTOR
   (DATE)

  March 26,                                           /s/ Joan Carter
    1998                                  By: _________________________________
_____________                                      JOAN CARTER, DIRECTOR
   (DATE)

  March 26,                                        /s/ Kay Knight Clarke
    1998                                  By: _________________________________
_____________                                   KAY KNIGHT CLARKE, DIRECTOR
   (DATE)

  March 26,                                      /s/ Arthur W. Hicks, Jr.
    1998                                  By: _________________________________
_____________                                 ARTHUR W. HICKS, JR., DIRECTOR
   (DATE)

  March 26,                                            /s/ Jerry Lee
    1998                                  By: _________________________________
_____________                                       JERRY LEE, DIRECTOR
   (DATE)

  March 26,                                         /s/ Thomas W. Kahle
    1998                                  By: _________________________________
_____________                                    THOMAS W. KAHLE, DIRECTOR
   (DATE)

  March 26,                                       /s/ Alan H. Weingarten
    1998                                  By: _________________________________
_____________                                  ALAN H. WEINGARTEN, DIRECTOR
   (DATE)