Form 10-Q
period 1998-03-28
CYBEX INTERNATIONAL INC
filed 1998-05-12
CIK 60876

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              ____________________


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 3/28/98.
                                                -------
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


                        Commission file number  0-4538
          ----------------------------------------------------------

                           CYBEX International, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           New York                                        11-1731581
--------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


10 Trotter Drive, Medway, Massachusetts                       02053
---------------------------------------                    ------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code          (508) 533-4300
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On April 30, 1998, the Registrant had outstanding 8,689,180 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                       Page
                                                                      ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Statements of Operations (unaudited) --
       Three months ended March 28, 1998 and March 31,  1997             3

     Consolidated Balance Sheets -- March 28, 1998 (unaudited)
       and December 31, 1997                                             4

     Consolidated Statements of Cash Flows (unaudited) --
       Three months ended March 28, 1998 and March 31, 1997              5

     Notes to Consolidated Financial Statements (unaudited)              6

  Item 2. Management's Discussion and AnalYsis of Financial
          Condition and Results of Operations                            8

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                             12

  Item 2. Changes in Securities                                         12

  Item 3. Defaults Upon Senior Securities                               12

  Item 4. Submission of Matters to a Vote                               12

  Item 5. Other Information                                             12

  Item 6. Exhibits and Reports on Form 8-K                              12

Signatures                                                              13

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)


                                                                 THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     MARCH 28,           MARCH 31, 1997
                                                       1998     HISTORICAL(1)     PRO FORMA (2)
                                                     ---------  -------------     -------------
Net sales                                            $28,637        $15,541          $32,440
Cost of sales                                         16,572          8,965           18,626
                                                     -------        -------          -------
     Gross profit                                     12,065          6,576           13,814

Selling, general and administrative expenses           9,372          4,208           11,374
                                                     -------        -------          -------

     Operating income                                  2,693          2,368            2,440

Interest income                                          174             28              228
Interest (expense)                                      (244)          (211   )         (312)
Income from joint venture                                 --             --               50
                                                     -------        -------          -------
     Income before income taxes                        2,623          2,185            2,406
Income tax provision                                   1,075            918            1,023
                                                     -------        -------          -------

Net income                                           $ 1,548        $ 1,267          $ 1,383
                                                     =======        =======          =======

Basic earnings per share                             $   .18        $   .30          $   .16
                                                     =======        =======          =======

Diluted earnings per share                           $   .18        $   .29          $   .16
                                                     =======        =======          =======

(1)  Historical results reflect Trotter only.
(2) Pro forma results, as reported on Form 8-K dated August 6, 1997, reflect the combined results of Trotter and Cybex adjusted for the discontinued Cybex line of treadmills and certain duplicate costs which, as a direct result of the Merger, were eliminated. ( see Management's Discussion and Analysis for additional comments.)

See notes to consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    (in thousands, except share information)

                                                                            MARCH 28,         DECEMBER 31,
                                                                              1998                1997
                                                                          -----------        -------------
                                                                          (unaudited)
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                               $ 8,381             $ 6,689
   Accounts receivable, net of allowances of $3,040 and $2,615              19,920              21,906
   Lease receivables                                                         1,903               1,200
   Inventories                                                               7,990               6,980
   Recoverable income taxes                                                  1,100               1,100
   Deferred income taxes                                                     5,838               6,913
   Prepaid expenses and other                                                1,347               2,117
                                                                          --------            --------
          Total current assets                                              46,479              46,905

Property, plant and equipment, net                                          12,742              13,103
Lease receivables                                                            1,302                 999
Goodwill, net                                                               10,711              10,785
Deferred income taxes                                                        5,960               5,960
Other assets                                                                   817                 973
                                                                          --------            --------
                                                                           $78,011             $78,725
                                                                          ========            ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                    $ 2,856             $ 2,954
   Accounts payable                                                          5,533               5,192
   Accrued expenses                                                         15,750              18,305
   Income taxes payable                                                      1,369               1,441
                                                                          --------            --------
          Total current liabilities                                         25,508              27,892

Long-term debt                                                              10,514              10,685
Accrued warranty obligation                                                  1,278               1,240
                                                                          --------            --------
          Total liabilities                                                 37,300              39,817
                                                                          --------            --------

Commitments and contingencies (Note 3)
Stockholders' Equity:
   Common Stock, $.10 par value, 20,000,000
      shares authorized, 8,880,106 and 8,853,756 shares issued                 888                 885
   Additional paid-in capital                                               44,451              44,189
   Treasury stock, at cost (190,926 and 189,707 shares)                     (1,900)             (1,890)
   Accumulated deficit                                                      (2,728)             (4,276)
                                                                          --------            --------
          Total stockholders' equity                                        40,711              38,908
                                                                          --------            --------
                                                                           $78,011             $78,725
                                                                          ========            ========

See notes to consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                        ------------------------------------------------
                                                                               MARCH 28,                  MARCH 31,
                                                                                  1998                       1997
                                                                        ---------------------      ---------------------
OPERATING ACTIVITIES:
     Net income                                                                $ 1,548                     $1,267
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
               Depreciation and amortization                                       793                        304
               Provision for doubtful accounts                                     521                        120
               Deferred income taxes                                             1,075                         --
               Net changes in operating assets and liabilities                  (1,976)                       425
                                                                               -------                    -------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,961                      2,116
                                                                               -------                    -------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (255)                       (65)
                                                                               -------                    -------
FINANCING ACTIVITIES:
     Principal payments on debt financings                                        (269)                        --
     Exercise of stock options                                                     255                         --
                                                                               -------                    -------
                    NET CASH USED IN FINANCING ACTIVITIES                          (14)                        --
                                                                               -------                    -------

INCREASE IN CASH AND CASH EQUIVALENTS                                            1,692                      2,051

CASH AND CASH EQUIVALENTS, beginning of period                                   6,689                      1,656
                                                                               -------                    -------
CASH AND CASH EQUIVALENTS, end of period                                       $ 8,381                     $3,707
                                                                               =======                    =======

See notes to consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 1998, are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Proxy Statements dated April 23, 1997 and April 3, 1998 filed with the Securities and Exchange Commission.

Subsequent to the Trotter Inc. merger, (see Note 2) the Company has changed its interim financial reporting to reflect the last Saturday of the quarter as the end of the period. Prior periods have not been restated as the impact is immaterial. The fiscal year will continue to end on December 31.

NOTE 2 -- TROTTER INC. MERGER

On May 23, 1997, the merger between a wholly-owned subsidiary of Cybex International, Inc. ("Cybex") and Trotter Inc. ("Trotter") was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. Pursuant to the terms of the Merger, 4,273,056 shares of the Company's Common Stock were issued to UM Holdings, Ltd. (UM), the sole stockholder of Trotter, in exchange for all of the issued and outstanding Trotter shares. Additionally, options to purchase Trotter shares were converted to options to purchase 436,920 shares of Company Common Stock, using the exchange ratio implied in the Merger of 1.1244884-to-1.0. All historical share amounts have been retroactively adjusted to reflect the exchange. The purchase price allocation used is preliminary. The Company is still gathering information and analysis primarily related to income taxes.


The transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. As a result, the accompanying historical financial information is that of Trotter for the three months ended March 31, 1997, and includes the combined results of Trotter and Cybex for the three months ended March 28, 1998.


The pro forma Statement of Operations for the three months ended March 31, 1997 was filed in conjunction with the Company's 8-K filing dated August 6, 1997 which reflect the combined results of Trotter and Cybex adjusted for the discontinued Cybex line of treadmills and certain duplicate costs which, as a direct result of the Merger, were eliminated.

NOTE 3 -- CONTINGENCY RELATED TO SALE OF BUSINESS

Prior to the Merger, Fuqua Enterprises, Inc. ("Fuqua"), asserted a claim against the Company in connection with the sale of substantially all of the assets of the Lumex Division to Fuqua.

At the Merger date, the Company provided a reserve for the Fuqua claim based on the information available at that time in accordance with SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". A final decision with respect to the arbitration was received on February 13, 1998, awarding a payment of approximately $2,400,000, including interest, to Fuqua. The Company recorded a $1,900,000 charge in the fourth quarter of 1997 related to the arbitration and accrued professional fees. While the arbitration is complete, during 1997 Fuqua notified Cybex of a separate claim for breaches of certain of Cybex's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. In February 1998, Fuqua commenced an action in the State Court of Georgia against the Company and former executives of the Company, alleging fraud, negligent misrepresentation, breach of representations and warranties and violation of Georgia RICO statute seeking an unspecified amount of compensatory and punitive damages, fees and expenses. Therefore, additional costs related to this matter may result in the future. Such costs, if any, to resolve this claim will be included in operations if the costs become probable and quantifiable. Professional fees related to this matter are being expensed as incurred.

NOTE 4 -- INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following (in thousands):

                                           March 28,        December 31,
                                             1998              1997
                                           ---------        -----------
             Raw materials                   $4,236             $4,644
             Work in process                  1,566              1,137
             Finished goods                   2,188              1,199
                                         ----------         ----------
                                             $7,990             $6,980
                                         ==========         ==========

NOTE 5-- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted earnings per share computations (in thousands):

                                                  THREE MONTHS ENDED
                                        -----------------------------------
                                        MARCH 28,      MARCH 31, 1997
                                          1998     HISTORICAL   PRO FORMA
                                        ---------  ----------   ---------
Shares used in computing basic
earnings per share                        8,670      4,273       8,653
Dilutive effect of options                  156        124          93
                                        -------    -------    --------
Shares used in computing diluted
earnings per share                        8,826      4,397       8,746
                                        =======    =======    ========

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

On May 23, 1997, Cybex merged with Trotter Inc. ("Trotter") with Trotter surviving the merger. The Merger was accounted for as a purchase with Trotter deemed to be the acquiring company. Accordingly, the accompanying historical financial information is that of Trotter for all periods presented combined with Cybex from the May 23, 1997 acquisition date. The pro forma financial information reflects the combined results of Trotter and Cybex adjusted for the discontinued Cybex line of treadmills and certain duplicate costs which, as a direct result of the Merger, were eliminated. The pro forma information does not eliminate the Cybex isokinetic product line, which was sold in the fourth quarter of 1997.

Subsequent to the Merger, the Company consolidated its manufacturing facilities, merged certain product lines, centralized and consolidated support functions, created a new distribution system that utilizes a combination of its direct sales staff and its realigned dealer network, and sold Cybex's isokinetic product line and Ronkonkoma, New York facility for cash of $6,837,000.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of net revenues for the periods indicated:

                                                  THREE MONTHS ENDED
                                        -----------------------------------
                                        MARCH 28,      MARCH 31, 1997
                                          1998     HISTORICAL   PRO FORMA
                                        ---------  ----------   ---------
Net sales                                100  %       100  %       100  %
Cost of sales                             57.9         57.7         57.4
                                         -----        -----        -----
Gross profit                              42.1         42.3         42.6

Selling, general and
 administrative expenses                  32.7         27.1         35.1
                                         -----        -----        -----
Operating income                           9.4%       15.2 %        7.5 %
                                         =====        =====        =====

THREE MONTHS ENDED MARCH 28, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997 (HISTORICAL).

NET SALES

The Company's historical net sales increased from $15,541,000 for the three months ended March 31, 1997 to $28,637,000 for the three months ended March 28, 1998. This increase is directly due to the Merger as the 1998 period includes the combined sales of the merged companies.

GROSS PROFIT

Historical gross profit increased from $6,576,000 for the three months ended March 31, 1997 to $12,065,000 for the three months ended March 28, 1998. The increase is primarily due to the Merger.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Historical selling, general and administrative expenses increased from $4,208,000 for the three months ended March 31, 1997 to $9,372,000 for the three months ended March 28, 1998, primarily as a result of the Merger. Selling, general and administrative expense, as a percentage of sales, increased to 32.7% for the three months ended March 28, 1998, from 27.1% for the comparable period in 1997. The percentage increase is primarily due to the addition of Cybex's results (whose business historically had higher sales and marketing costs due to its direct distribution system) for the three months ended March 28, 1998.

INTEREST INCOME

Historical interest income increased from $28,000 for the three months ended March 31, 1997 to $174,000 for the three months ended March 28, 1998 due primarily to the inclusion of the leasing operations of Cybex for the three months ended March 28, 1998 and higher cash balances for the three months ended March 28, 1998 as compared to the three months ended March 31, 1997.

INTEREST EXPENSE

Historical interest expense increased from $211,000 for the three months ended March 31, 1997 to $244,000 for the three months ended March 28, 1998. The increase is a result of the higher debt balances of the combined companies in 1998.

THREE MONTHS ENDED MARCH 28, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997 (PRO FORMA).

NET SALES

The Company's pro forma net sales decreased from $32,440,000 for the three months ended March 31, 1997 to $28,637,000 for the three months ended March 28, 1998. This decrease is principally due to the inclusion of $3,100,000 of isokinetic product sales in the three months ended March 31, 1997.

GROSS PROFIT

Pro forma gross profit decreased from $13,814,000 for the three months ended March 31, 1997 to $12,065,000 for the three months ended March 28, 1998. The decrease is primarily due to the inclusion of isokinetic product sales in the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Pro forma selling, general and administrative expenses decreased from $11,374,000 for the three months ended March 31, 1997 to $9,372,000 for the three months ended March 28, 1998, primarily as a result of the sale of the isokinetics product line and lower expenditures resulting from efficiencies facilitated by the Merger. Selling, general and administrative expense, as a percentage of sales, decreased to 32.7% for the three months ended March 28, 1998, from 35.1% on a pro forma basis for the comparable period in 1997. The percentage decrease is primarily due to efficiencies resulting from the Merger.

INTEREST INCOME

Pro forma interest income decreased from $228,000 for the three months ended March 31, 1997 to $174,000 for the three months ended March 28, 1998. The decrease is principally a result of lower average lease receivables in 1998.

INTEREST EXPENSE

Pro forma interest expense decreased from $312,000 for the three months ended March 31, 1997 to $244,000 for the three months ended March 28, 1998. The decrease is due to lower average outstanding debt during 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $19,013,000 at December 31, 1997 to $20,971,000 at March 28, 1998 and cash and cash equivalents increased from $6,689,000 at December 31, 1997 to $8,381,000, at March 28, 1998. The Company's debt-to-equity ratio decreased to 0.33 to 1 at March 28, 1998 from 0.35 to 1 at December 31, 1997.

For the quarter ended March 28, 1998, net cash provided by operating activities was $1,961,000 compared to net cash provided by operating activities of $2,116,000 for the comparable period ended March 31, 1997. Cash generated from earnings before depreciation, amortization and income taxes was partially offset by changes in operating assets and liabilities, most notably the pay down of merger-related accruals.

The Company's capital expenditures for the three months ended March 28, 1998 and March 31, 1997 consisted mainly of purchases of manufacturing equipment.

The Company has a $12,000,000 revolving line of credit which matures on December 31, 2000. There were no borrowings under the facility for the three months ended March 28, 1998. At March 28, 1998, $11,020,000 was available due to $980,000 in stand-by letters of credit which were outstanding in connection with the Company's workers compensation insurance program. Additionally, the Company's finance subsidiary is expected to continue to support working capital requirements through periodic sales of its lease portfolios to third party financial institutions.

Management believes that the cash flow from the Company's operations and available borrowings under its line of credit will be sufficient to meet its general working capital and capital expenditure requirements in the near term. The Company may need additional capital to pursue acquisitions and significant capital improvements in 1998. There is no assurance that the Company will have additional financing available to fund these costs or, if available, that such financing will be on terms favorable to the Company.

YEAR 2000

Many computer systems were not designed to process dates beyond 1999, and certain of the Company's computer hardware and software will need to be modified or replaced prior to the year 2000 in order to remain functional. The Company has initiated the implementation of a new enterprise resource planning ("ERP") system to replace the two information technology systems currently in use. It is anticipated that the total cost of hardware, software, training and implementation will be approximately $4,200,000. The Company anticipates that the ERP system and other modifications will be functional in 1999, at which time it believes it will be Year 2000 compliant. In addition, in the event that any of the Company's significant suppliers or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged companies' businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997 and its proxy statements dated April 23, 1997 and April 3, 1998.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

        FUQUA ARBITRATION
        -----------------
        See Part I, Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1997 for a description of this proceeding.

        KIRILA ET AL V. CYBEX INTERNATIONAL, INC. ET AL
        -----------------------------------------------
        See Part I, Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1997 for a description of this proceeding.

     ITEM 2.  CHANGES IN SECURITIES

           None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders of the Company was held on May 5, 1998. At the meeting, action was taken on the following matter:

           James H. Carll, Peter C. Haines and Arthur W. Hicks were elected Directors of the Company.

              The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the Meeting were as follows:

                                                                    ABSTENTIONS/
                                  SHARES VOTED         SHARES         BROKER
       ELECTION OF DIRECTORS         FOR              WITHHELD       NON-VOTES
                                  ------------        --------       ---------
       James H. Carll             8,313,904            31,110         342,176
       Peter C. Haines            8,304,020            40,994         342,176
       Arthur W. Hicks            8,327,704            17,310         342,176

          The terms of office of the following individuals continued after the
meeting: John                                      Aglialoro, Joan Carter, Kay
Knight Clarke, Thomas W. Kahle, Jerry Lee and Alan
H. Weingarten.

     ITEM 5.  OTHER INFORMATION

           None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             --------

           10.1   Fourth Amendment to Amended and Restated Loan Security
                    Agreement
           27     Financial Data Schedule (Filed herewith)

        (b)  Reports on Form 8-K
             -------------------

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYBEX International, Inc.



                                   By:  /s/ Peter C. Haines
                                      ---------------------------------
May 12, 1998                          Peter C. Haines
                                      President and Chief Executive Officer



                                   By:  /s/ William S. Hurley
                                      ---------------------------------
May 12, 1998                          William S. Hurley
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.                  DESCRIPTION
     -----------                  -----------

        (a)  Exhibits
             --------

           10.1   Fourth Amendment to Amended and Restated Loan Security
                  Agreement (Filed herewith)
           27     Financial Data Schedule.  (Filed herewith)