Form 10-Q
period 1998-06-27
CYBEX INTERNATIONAL INC
filed 1998-08-11
CIK 60876

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              ____________________


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 6/27/98.
                                                -------
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number  0-4538


                           CYBEX INTERNATIONAL, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           New York                                     11-1731581
-------------------------------                     --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


10 Trotter Drive, Medway, Massachusetts                 02053
---------------------------------------          -----------------------
(Address of principal executive office)               (Zip Code)

Registrant's telephone number,
 including area code                                 (508) 533-4300
                                                 ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On July 31, 1998, the Registrant had outstanding 8,667,304 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of common stock.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----
                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations (unaudited)
         --Three and six months ended June 27, 1998 and June 30, 1997        3

         Condensed Consolidated Balance Sheets June 27, 1998
         (unaudited) and December 31, 1997                                   4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         --Six months ended June 27, 1998 and June 30, 1997                  5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities                                              14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote                                    14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  16

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                   ------------------------------       --------------------------------
                                     JUNE 27,          JUNE 30,           JUNE 27,             JUNE 30,
                                      1998(1)           1997(2)           1998(1)              1997(2)
                                    ---------        -----------         ---------            ---------
Net sales                             $27,868          $ 15,352              $56,505          $ 30,893
Cost of sales                          18,012(a)         11,750(c)            34,584(a)         20,715(c)
                                      -------          --------              -------          --------
     Gross profit                       9,856             3,602               21,921            10,178

Selling, general and
 administrative expenses                9,856            10,548(d)            19,228            14,755(d)
Nonrecurring charges                    2,898(b)          5,234(e)             2,898(b)          5,234(e)
                                      -------          --------              -------          --------
     Operating income (loss)           (2,898)          (12,180)                (205)           (9,811)

Interest income                           183               101                  357               142
Interest (expense)                       (551)             (294)                (795)             (518)
                                      -------          --------              -------          --------
     Income (loss) before
      income taxes                     (3,266)          (12,373)                (643)          (10,187)
Income tax provision (benefit)         (1,344)           (3,788)                (269)           (2,903)
                                      -------          --------              -------          --------
Net income (loss)                     $(1,922)         $ (8,585)             $  (374)         $ (7,284)
                                      =======          ========              =======          ========
Basic and diluted net income
 (loss) per share                     $  (.22)         $  (1.42)             $  (.04)         $  (1.41)
                                      =======          ========              =======          ========

(1) 1998 results include Tectrix operations from the May 21, 1998 acquisition date through June 27, 1998.
(2) Historical results for 1997 are that of Trotter plus the results of Cybex from the May 23, 1997 Merger date through June 30, 1997.
(a) Includes $300 of costs considered unusual related to the Cybex bike and $372 of costs related to the Reactor product line.
(b) Includes $1,435 of costs related to the Cybex bike, $952 of costs related to the Reactor product line and $511 of other non-recurring costs considered unusual or a direct result of the Tectrix acquisition.
(c) Includes $2,375 of costs considered unusual, or a direct result of the Cybex / Trotter Merger.
(d) Includes $4,599 of costs considered unusual, or a direct result of the Cybex / Trotter Merger.
(e) Includes $2,734 of costs related to the Sharpsville plant closure and a $2,500 charge for acquired research and development related to the Cybex / Trotter Merger.

See notes to the condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                   (in thousands, except share information)

                                                                        JUNE 27,         DECEMBER 31,
                                                                          1998               1997
                                                                      -----------        -----------
                                                                      (unaudited)
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                           $  5,857            $ 6,689
   Accounts receivable, net of allowance of $2,831 and $2,615            21,279             21,906
   Lease receivables                                                      2,180              1,200
   Inventories                                                           10,232              6,980
   Recoverable income taxes                                               1,100              1,100
   Deferred income taxes                                                  7,292              6,913
   Other current assets                                                   2,299              2,117
                                                                       --------            -------
          Total current assets                                           50,239             46,905

Property, plant and equipment, net                                       13,900             13,103
Lease receivables                                                         1,033                999
Goodwill, net                                                            30,754             10,785
Deferred income taxes                                                     5,960              5,960
Other assets                                                              1,448                973
                                                                       --------            -------
                                                                       $103,334            $78,725
                                                                       ========            =======

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                $  1,889            $ 2,954
   Accounts payable                                                       6,701              5,192
   Income taxes payable                                                   1,398              1,441
   Other current liabilities                                             18,269             18,305
                                                                       --------            -------
          Total current liabilities                                      28,257             27,892

Long-term debt                                                           35,332             10,685
Accrued warranty obligation                                               1,265              1,240
                                                                       --------            -------
          Total liabilities                                              64,854             39,817
                                                                       --------            -------

Commitments and contingencies (Note 4)
Stockholders' Equity:
   Common Stock, $0.10 par value, 20,000,000
      shares authorized, 8,886,356 and 8,853,756 shares issued              888                885
   Additional paid-in capital                                            44,489             44,189
   Treasury stock, at cost (219,052 and 189,707 shares)                  (2,247)            (1,890)
   Accumulated deficit                                                   (4,650)            (4,276)
                                                                       --------            -------
          Total stockholders' equity                                     38,480             38,908
                                                                       --------            -------
                                                                       $103,334            $78,725
                                                                       ========            =======

See notes to condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (in thousands)
                                  (unaudited)

                                                                                           SIX MONTHS ENDED
                                                                             ------------------------------------------
                                                                                  JUNE 27,                  JUNE 30,
                                                                                    1998                      1997
                                                                             ------------------      ------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                           $   (374)                  $(7,284)
     Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
               Depreciation and amortization                                        1,584                       745
               Non-cash nonrecurring charges                                        1,659                     4,195
               Provision for doubtful accounts                                        770                     1,878
               Deferred income taxes                                                 (379)                   (2,903)
               Net changes in operating assets and liabilities                       (880)                    2,823
                                                                                 --------                   -------
                   NET CASH PROVIDED BY (USED IN) OPERATING
                    ACTIVITIES                                                      2,380                      (546)
                                                                                 --------                   -------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                           (2,075)                     (262)
     Cash acquired in the Cybex/Trotter Merger, net of transaction
      cost of $1,645                                                                    -                       705
     Cash paid for Tectrix stock, net of cash acquired of $143 and
      including transaction costs of $414                                         (21,331)                        -
                                                                                 --------                   -------
                   NET CASH PROVIDED BY (USED IN) INVESTING
                    ACTIVITIES                                                    (23,406)                      443

FINANCING ACTIVITIES:
     Borrowings of term debt                                                       25,000                     2,636
     Repayment of term debt                                                        (9,157)                        -
     Net borrowings under the revolving loan                                        4,900                         -
     Deferred financing costs                                                        (517)                        -
     Purchase of treasury stock                                                      (287)                        -
     Exercise of stock options                                                        255                        73
                                                                                 --------                   -------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                       20,194                     2,709
                                                                                 --------                   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (832)                    2,606

CASH AND CASH EQUIVALENTS, beginning of period                                      6,689                     1,656
                                                                                 --------                   -------
CASH AND CASH EQUIVALENTS, end of period                                         $  5,857                   $ 4,262
                                                                                 ========                   =======

See notes to condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 1998, are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997, Form 10-Q for the quarter ended March 28, 1998, Form 8-K filed on June 2, 1998, and the Company's Proxy Statements dated April 3, 1998 filed with the Securities and Exchange Commission.

Subsequent to the Trotter Inc. merger, (see Note 2) the Company has changed its interim financial reporting to reflect the last Saturday of the quarter as the end of the period. Prior periods have not been restated as the impact is immaterial. The fiscal year will continue to end on December 31.

The accompanying historical financial information for the period ended June 30, 1997, includes Trotter for the six months ended June 30, 1997 and Cybex for the period from May 23, 1997 through June 30, 1997. The six month period ended June 27, 1998 includes the combined results of Trotter, Cybex and Tectrix (for the period of May 21, 1998 through June 27, 1998). (see Note 2)

NOTE 2 -- MERGERS AND ACQUISITIONS

TROTTER INC. MERGER

On May 23, 1997, the merger between a wholly owned subsidiary of Cybex International, Inc. ("Cybex") and Trotter Inc. ("Trotter") was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. This transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes.

TECTRIX INC. ACQUISITION

On May 21, 1998, Cybex entered into an agreement (the "Agreement") with Tectrix Fitness Equipment, Inc. ("Tectrix") whereby Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition"). The purchase price consisted of cash of $21,060,000, of which $2,670,000 was used to repay Tectrix debt, and a promissory note in the amount of $2,340,000 which is subject to adjustment following the audit of Tectrix's closing balance sheet, as defined in the Agreement. In addition, the selling stockholders have the right to receive aggregate additional payments of up to $6,600,000 based on Tectrix's post-closing margin performance during the three-year period following the Acquisition. The Acquisition has been accounted for using the purchase method of accounting and the parties have made a Section 338(h)10 election for the Acquisition to be accounted for as an asset purchase for income tax purposes. In order to fund the Acquisition, Cybex entered into a credit agreement, which provides for a term loan of $25,000,000 and revolving loans of up to $26,700,000.

In connection with this Acquisition, the Company will discontinue Tectrix's Virtual Reality products and treadmill development program, and will close Tectrix's international sales offices and Cambridge, MA research and development facility. The costs associated with the discontinuance of the Virtual Reality and treadmill product lines, as well as the exit costs of the international sales offices, has been included in the application of purchase accounting by the Company. The Company also plans to discontinue the manufacture of Cybex branded bikes in connection with the Acquisition, thereby eliminating a duplicate product line. The costs to discontinue the Cybex bike have been charged to the statement of operations in the second quarter of 1998.

NOTE 3 -- UNUSUAL AND NONRECURRING MERGER-RELATED COSTS

The second quarter and six months ended June 27, 1998 include unusual and non-recurring pre-tax cost of $3,570,000 comprised of a charge of $1,735,000, (primarily for fixed assets and inventory write offs, and warranty provisions related to the Cybex branded bike in connection with the Tectrix acquisition), a charge of $1,324,000 (primarily for the write off of intangible assets and inventory in connection with the Reactor product line), and a charge of $511,000 (for the write off of costs which management considers unusual or a direct result of the Tectrix acquisiton including deferred financing costs in connection with the Company's refinancing of its credit agreement).

NOTE 4 -- CONTINGENCY RELATED TO SALE OF BUSINESS

Prior to the Merger, Fuqua Enterprises, Inc. ("Fuqua"), asserted a claim against the Company in connection with the sale of substantially all of the assets of the Lumex Division to Fuqua in 1996.

At the Merger date, the Company provided a reserve for the Fuqua claim based on the information available at that time in accordance with SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". A final decision with respect to the arbitration was received on February 13, 1998, awarding a payment of approximately $2,400,000, including interest, to Fuqua. The Company recorded a $1,900,000 charge in the fourth quarter of 1997 related to the arbitration and accrued professional fees. While the arbitration is complete, during 1997 Fuqua notified Cybex of a separate claim for breaches of certain of Cybex's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. In February 1998, Fuqua commenced an action in the State Court of Georgia against the Company and former executives of the Company, alleging fraud, negligent misrepresentation, breach of representations and warranties and violation of the Georgia RICO statute and seeking an unspecified amount of compensatory and punitive damages, fees and expenses. Therefore, additional costs related to this matter may result in the future. Such costs, if any, to resolve this claim will be included in operations if the costs become probable and quantifiable. Professional fees related to this matter are being expensed as incurred.

NOTE 5 -- INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following (in thousands):

                                  JUNE 27,   DECEMBER 31,
                                    1998        1997
                                 ---------- --------------
      Raw materials               $ 3,819      $4,644
      Work in process               1,745       1,137
      Finished goods                4,668       1,199
                                  -------      ------
                                  $10,232      $6,980
                                  =======      ======

NOTE 6 -- CREDIT AGREEMENT

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan and a $25,000,000 term loan, replacing its existing Loan and Security Agreement. The revolver matures on May 21, 2004 and the term loan matures on December 31, 2003. Borrowings under both the revolver and term loans bear interest at the Company's option of either Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, adjusted up or down based on the Company's level of compliance with certain financial covenants, as defined.

As of June 27, 1998, $4,900,000 and $25,000,000 were outstanding under the revolver and term loan, respectively. At June 27, 1998, $19,460,000 was available under the revolver after consideration of $2,340,000 in an outstanding standby letter of credit.

Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions, as defined.

NOTE 7 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted income (loss) per share computations (in thousands):

                                THREE MONTHS ENDED          SIX MONTHS ENDED
                              ------------------------   -----------------------
                               JUNE 27,     JUNE 30,      JUNE 27,     JUNE 30,
                                 1998         1997          1998         1997
                              -----------  -----------   ----------   ----------
Weighted average shares
  outstanding                   8,664        6,041         8,667        5,152

Dilutive Common Stock options are not included in the Computation of diluted loss per share as they would be anti-dilutive.

NOTE 8 -- PRO FORMA

The following table summarizes the unaudited pro forma combined results of operations for the six months ended June 27, 1998 and June 30, 1997 as if the Merger and Acquisition had occurred at the beginning of those periods:

                                                       SIX MONTHS ENDED
                                                ------------------------------
                                                JUNE 27, 1998    JUNE 30, 1997
                                                -------------    -------------
                                                    (in thousands, except
                                                     per share amounts)
Net Sales                                         $67,594            $69,462
                                                  -------            -------
Net Income (loss) from continuing operations      $  (368)           $(5,033)
                                                  =======
Net income (loss) per share from continuing
 operations                                       $  (.04)           $  (.58)
                                                  =======            =======

The pro forma data for the six months ended June 27, 1998 excludes the Tectrix Virtual Reality product and adjustments for certain duplicate costs, which were a direct result of the Acquisition. The data does not include $1,435,000, or $0.10 per share of nonrecurring charges expensed by the Company in the second quarter of 1998 related to the Cybex bike but includes $2,135,000, or $0.14 per share, of unusual costs primarily related to the Reactor product line.

The pro forma data for the six months ended June 30, 1997 excludes Cybex's pre-merger treadmill product line, the Tectrix Virtual Reality product line and adjustments for certain duplicate costs, which were eliminated as a direct result of the Merger and Acquisition. Pro forma sales for the six months ended June 30, 1997 includes $4,973,000 of isokinetic product sales. The isokinetic product line was acquired as part of the Cybex Merger and was sold in October of 1997. The data does not include $5,234,000, or $0.48 per share of nonrecurring charges expensed by the Company in the second quarter of 1997 related to the Sharpsville plant closure and acquired research and development expenses but includes $6,974,000, or $0.49 per share, of unusual and nonrecurring merger related costs related primarily to conforming to new accounting and operating policies of the merged companies, including reorganizing the Company's domestic and international sales operations and manufacturing initiatives aimed at achieving the full benefit of synergies.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

OVERVIEW

Cybex is a strength and cardiovascular equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets.

On May 21, 1998, Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition"). The purchase price consisted of cash of $21,060,000, of which $2,670,000 was used to repay Tectrix debt, and a promissory note in the amount of $2,340,000 which is subject to adjustment following the audit of Tectrix's closing balance sheet, as defined in the Agreement. In addition, the selling stockholders have the right to receive aggregate additional payments of up to $6,600,000 based on Tectrix's post-closing margin performance during the three-year period following the Acquisition. The Acquisition has been accounted for using the purchase method of accounting and the parties have made a Section 338(h)10 election for the Acquisition to be accounted for as an asset purchase for income tax purposes. In order to fund the Acquisition, Cybex entered into a credit agreement, which provides for a term loan of $25,000,000 and revolving loans of up to $26,700,000.

In connection with the Tectrix acquisition, the Company will discontinue Tectrix's Virtual Reality products and treadmill development program, and will close Tectrix's international sales offices and Cambridge, MA research and development facility. The costs associated with the discontinuance of the Virtual Reality and treadmill, as well as the exit costs of the international sales offices has been included in the application of purchase accounting by the Company. The Company also plans to discontinue the manufacture of Cybex branded bikes in connection with the Acquisition, thereby eliminating a duplicate product. The cost to discontinue the Cybex bike has been charged to the Statement of Operations in the second quarter of 1998.

On May 23, 1997, a wholly owned subsidiary of Cybex merged with Trotter Inc. ("Trotter") with Trotter surviving the merger (the "Merger"). The Merger was accounted for as a purchase with Trotter deemed to be the acquiring company.

Results for the three and six months ended June 27, 1998 include the results of Tectrix from its May 21, 1998 acquisition date. The 1997 results include results of Trotter Inc. for the entire period and the results of Cybex for only the last five weeks of the second quarter of 1997.

Net income for the quarter ended June 27, 1998, excluding non-recurring charges, was $177,000 or $.02 per diluted share, compared to a net loss excluding nonrecurring charges of $96,000, or $0.02 per share for the comparable 1997 quarter. Net income for the six months ended June 27, 1998, excluding nonrecurring charges, was $1,698,000 or $0.19 per diluted share, compared to net income, excluding nonrecurring charges, of $1,172,000 or $0.22 per diluted share (based on the then outstanding 5,236,000 shares) for the comparable prior period. Pre-tax, nonrecurring charges totaled $3,570,000 for the 1998 second quarter and primarily related to the Acquisition and integration of Tectrix. Pre-tax, nonrecurring charges for the second quarter of 1997 totaled $12,208,000, primarily related to a plant closure, acquired research and development and other costs considered unusual or a direct result of the Cybex/Trotter Merger. Inclusion of the nonrecurring charges resulted in a net loss of $1,922,000, or $0.22 per share in the second quarter of 1998 compared to a net loss of $8,585,000, or $1.42 per share for the comparable 1997 quarter. For the respective six months of each year, including the nonrecurring charges, the Company's 1998 net loss was $374,000, or $0.04 per share compared to a net loss of $7,284,000, or $1.41 per share for the comparable period in 1997.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of net sales excluding $3,570,000 of unusual or nonrecurring charges for the three and six months ended June 27, 1998 and $12,208,000 of unusual or nonrecurring charges for the three and six months ended June 30, 1997:

                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                  --------------------------------      --------------------------------
                                  JUNE 27, 1998      JUNE 30, 1997      JUNE 27, 1998      JUNE 30, 1997
                                  -------------      -------------      -------------      -------------
Net sales                             100%               100%               100%               100%
                                     ----               ----               ----               ----
Cost of sales                          62%                61%                60%                59%

    Gross profit                       38%                39%                40%                41%
Selling, general and
 administrative expenses               35%                39%                34%                33%
                                     ----               ----               ----               ----
  Operating income                      3%                 -                  6%                 8%
                                     ====               ====               ====               ====

THREE AND SIX MONTHS ENDED JUNE 30, 1997 VS. THREE AND SIX MONTHS ENDED JUNE 27, 1998.

NET SALES

Net sales increased from $15,352,000 to $27,868,000 for the three months ended June 30, 1997 and June 27, 1998, respectively. Net sales increased from $30,893,000 to $56,505,000 for the six months ended June 30, 1997 and June 27, 1998, respectively. This increase is primarily due to the 1997 Merger and the 1998 Acquisition.

GROSS PROFIT

Gross profit excluding nonrecurring or unusual costs increased from $5,977,000 to $10,528,000 for the three months ended June 30, 1997 and June 27, 1998, respectively. Gross profit, excluding nonrecurring or unusual costs, increased from $12,553,000 to $22,593,000 for the six months ended June 30, 1997 and June 27, 1998, respectively. The increase is primarily due to the 1997 Merger and the 1998 Acquisition. The decline in margins for the three months and six months ended June 30, 1997 compared to the three months and six months ended June 27, 1998, is primarily due to higher warranty costs and production inefficiencies primarily related to the introduction of the Hiker during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense, excluding nonrecurring and unusual costs increased from $5,949,000 to $9,856,000 for the three months ended June 30, 1997 and June 27, 1998, respectively. Selling, general and administrative expense, excluding nonrecurring and unusual costs, increased from $10,156,000 to $19,288,000 for the six months ended June 30, 1997 and June 27, 1998. The increase for both periods is primarily due to the 1997 Merger and the 1998 Acquisition. Selling, general and administrative expense, net of nonrecurring and unusual and costs, as a percentage of sales, decreased from 39% to 35% for the three months ended June 30, 1997 and June 27, 1998, respectively. The percentage decrease is primarily due to efficiencies resulting from the Merger.

INTEREST INCOME

Interest income increased for the three months and six months ended June 30, 1997 versus June 27, 1998 from $101,000 to $183,000 and $142,000 to $357,000, respectively. The increase is primarily a function of 1997 including only one month of Cybex equipment lease related interest, while 1998 includes three months of interest for the second quarter and six months of interest for the first half.

INTEREST EXPENSE

Interest expense increased for the three months and six months ended June 30, 1997 versus June 27, 1998 from $294,000 to $551,000 and $518,000 to $795,000, respectively. The increase is primarily a function of the borrowing related to the May 21, 1998 Tectrix Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $19,013,000 at December 31, 1997 to $21,982,000 at June 27, 1998 and cash and cash equivalents decreased from $6,689,000 at December 31, 1997 to $5,857,000, at June 27, 1998.

For the six months ended June 27, 1998, net cash provided by operating activities was $2,380,000 compared to net cash used in operating activities of $546,000 for the comparable period ended June 30, 1997 due to an increase in earnings before depreciation, amortization, non-cash charges and income taxes.

Cash used in investing activities for the six months ended June 27, 1998, consisted of cash paid for Tectrix stock of $21,331,000, capital expenditures for the purchase of manufacturing equipment, costs related to the Company's Enterprise Resource Planning ("ERP") system and costs related to construction of an addition to the Company's Medway facility. During 1998, the Company anticipates spending approximately $8,000,000 in connection with the ERP system, Medway building expansion, and other miscellaneous projects.

On May 21, 1998, the Company entered into a Credit Agreement with banks that consisted of a $26,700,000 revolving loan and a $25,000,000 term loan, replacing its existing Loan and Security Agreement. The revolver matures on May 21, 2004 and the term loan matures on December 31, 2003. Borrowings under both the revolver and term loans bear interest at the Company's option of either Base Rate (as defined) or LIBOR plus an adjustment of 0.25% to 2.25%, adjusted up or down based on the Company's level of compliance with certain financial covenants, as defined.

As of June 27, 1998, $4,900,000 and $25,000,000 were outstanding under the revolver and term loan, respectively. At June 27, 1998, $19,460,000 was available under the revolver after consideration of $2,340,000 in an outstanding standby letter of credit.

Management believes that the cash flow from the Company's operations and available borrowings under its line of credit will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

YEAR 2000

Many computer systems were not designed to process dates beyond 1999, and certain of the Company's computer hardware and software will need to be modified or replaced prior to the year 2000 in order to remain functional. The Company has initiated the implementation of a new ERP system to replace the two information technology systems currently in use. It is anticipated that the total cost of hardware, software, training and implementation will be approximately $4,200,000. The Company anticipates that the ERP system and other modifications will be functional in 1999, at which time it believes it will be Year 2000 compliant. In addition, in the event that any of the Company's significant suppliers or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged and acquired companies' businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997, Form 10-Q for the three months ended March 28, 1998, Form 8-K filed June 2, 1998 and its proxy statements dated April 23, 1997 and April 3, 1998.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

        FUQUA ARBITRATION
        -----------------
        See Part I, Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1997 for a description of this proceeding.

        KIRILA ET AL v. CYBEX INTERNATIONAL, INC. ET AL
        -----------------------------------------------
        This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company's wholly-owned subsidiary, Trotter Inc., and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter Inc. a strength company in 1993, a principal of the corporate plaintiffs who was employed by Trotter Inc. following the acquisition, and a company which leased to Trotter Inc a plant located in Sharpsville Pennsylvania. In accordance with Pennsylvania practice, the Complaint in this matter was not served upon the defendants until the second quarter of 1998. The Complaint, among other things, alleges that the closure of the Sharpsville facility was wrongful, wrongful termination of the individual plaintiff's employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The Complaint seeks specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company has filed an Answer to the Complaint denying the material allegations of the Complaint and denying liability. It has further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff. The Company intends to vigorously defend this matter.

     ITEM 2.  CHANGES IN SECURITIES
           None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
           None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

     ITEM 5.  OTHER INFORMATION
             In accordance with Rule 14a-4(c) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, the holders of proxies solicited by the Board of Directors of the Company in connection with the Company's 1999 Annual Meeting of Stockholders may vote such proxies in their discretion on certain matters as more fully described in such Rule, including without limitation on any matter coming before the meeting as to which the Company does not have notice on or before February 14, 1999.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             --------

           10.1   Credit Agreement
           27     Financial Data Schedule (Filed herewith)

        (b)  Reports on Form 8-K
             -------------------

           On June 4, 1998, the Company filed a Report on Form 8-K, dated May 21, 1998 reporting on the acquisition of all of the outstanding stock of Tectrix Fitness Equipment, Inc. By means of an Amendment on Form 8-K/A, filed August 5, 1998 this Report included the following financial statements:

           Tectrix Fitness Equipment, Inc. Audited Financial Statements for the period ended December 31, 1996 and 1997 and unaudited three month interim period ended March 31, 1998.

           The Company's unaudited pro forma Combined Financial Statements for the period ended December 31, 1997 and the three month interim period ended March 28, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CYBEX International, Inc.
                                      ------------------------------------------



                                 By:  /s/ Peter C. Haines
                                      ------------------------------------------
August 11, 1998                       Peter C. Haines
                                      President and Chief Executive Officer





                                 By:  /s/ William S. Hurley
                                      ------------------------------------------
August 11, 1998                       William S. Hurley
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.          DESCRIPTION
     -----------          -----------

        (a)  Exhibits
             --------

           10.1   Credit Agreement

           27     Financial Data Schedule.  (Filed herewith)