Form 10-Q
period 1998-09-26
CYBEX INTERNATIONAL INC
filed 1998-11-10
CIK 60876

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                             ____________________


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                             ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 9/26/98.
                                                -------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number  0-4538

                           CYBEX INTERNATIONAL, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              New York                                     11-1731581
 -------------------------------                  --------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

10 Trotter Drive, Medway, Massachusetts                      02053
---------------------------------------               -------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code       (508) 533-4300
                                                      -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On October 31, 1998, the Registrant had outstanding 8,665,298 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of common stock.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                  (unaudited) -- Three and nine months ended
                  September 26, 1998 and September 27, 1997                 3

                  Condensed Consolidated Balance Sheets --
                  September 26, 1998 (unaudited) and
                  December 31, 1997                                         4

                  Condensed Consolidated Statements of Cash Flows
                  (unaudited) -- Nine months ended September 26, 1998
                  and September 27, 1997                                    5

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings                                        15

         Item 2.  Changes in Securities and Use of Proceeds                15

         Item 3.  Defaults Upon Senior Securities                          15

         Item 4.  Submission of Matters to a Vote                          15

         Item 5.  Other Information                                        15

         Item 6.  Exhibits and Reports on Form 8-K                         15

Signatures                                                                 16

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)


                                         THREE MONTHS ENDED                              NINE MONTHS ENDED
                                ---------------------------------             -----------------------------------
                                 SEPTEMBER 26,      SEPTEMBER 27,              SEPTEMBER 26,        SEPTEMBER 27,
                                    1998(1)            1997(2)                    1998(1)              1997(2)
                                --------------     --------------             --------------       --------------

Net sales                          $   32,089          $  26,480                  $  88,594            $  57,373
Cost of sales                          20,122             14,879                     54,706(a)            35,594(c)
                                --------------     --------------             --------------       --------------
     Gross profit                      11,967             11,601                     33,888               21,779

Selling, general and
 administrative expenses               10,715             10,947                     29,943               25,702(d)
Nonrecurring charges                       --                 --                      2,898(b)             5,234(e)
                                --------------     --------------             --------------       --------------

     Operating income (loss)            1,252                654                      1,047               (9,157)

Interest income                           125                137                        482                  278
Interest (expense)                       (812)              (313)                    (1,607)                (830)
                                --------------     --------------             --------------       --------------
     Income (loss) before
      income taxes                        565                478                        (78)              (9,709)
Income tax provision (benefit)            237                186                        (32)              (2,716)
                                --------------     --------------             --------------       --------------

Net income (loss)                  $      328         $      292                 $      (46)          $   (6,993)
                                ==============     ==============             ==============       ==============

Basic and diluted net income
    (loss) per share               $      .04         $      .03                 $     (.01)          $    (1.10)
                                ==============     ==============             ==============       ==============

(1) 1998 results include the results of Tectrix from the May 21, 1998 acquisition date. (see Note 2)
(2) 1997 results are that of Trotter plus the results of Cybex from the May 23, 1997 Merger date. (see Note 2)
(a) Includes $300 of costs considered unusual related to the Cybex bike and $372 of costs related to the elimination of the Reactor product line.
(b) Includes $1,435 of costs related to the Cybex bike, $952 of costs related to the elimination of the Reactor product line and $511 of other non-recurring costs considered unusual or a direct result of the Tectrix acquisition.
(c) Includes $2,375 of costs considered unusual, or a direct result of the Cybex / Trotter Merger.
(d) Includes $4,599 of costs considered unusual, or a direct result of the Cybex / Trotter Merger.
(e) Includes $2,734 of costs related to the Sharpsville plant closure and a $2,500 charge for acquired research and development related to the Cybex / Trotter Merger.

See notes to the condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                   (in thousands, except share information)

                                                                          SEPTEMBER 26,             DECEMBER 31,
                                                                              1998                      1997
                                                                          -------------             ------------
                                                                           (unaudited)
                                                              ASSETS
Current Assets:
   Cash and cash equivalents                                                 $  5,749                  $ 6,689
   Accounts receivable, net of allowance of $3,653 and $2,615                  23,278                   21,906
   Lease receivables                                                            2,146                    1,200
   Inventories                                                                 10,286                    6,980
   Recoverable income taxes                                                     1,100                    1,100
   Deferred income taxes                                                        7,132                    6,913
   Other current assets                                                         1,836                    2,117
                                                                          -------------             ------------

          Total current assets                                                 51,527                   46,905

Property, plant and equipment, net                                             16,639                   13,103
Lease receivables                                                               1,162                      999
Goodwill, net                                                                  31,269                   10,785
Deferred income taxes                                                           5,960                    5,960
Other assets                                                                    1,375                      973
                                                                          -------------             ------------

                                                                             $107,932                  $78,725
                                                                          =============             ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                      $  2,492                  $ 2,954
   Accounts payable                                                             8,282                    5,192
   Income taxes payable                                                         1,297                    1,441
   Other current liabilities                                                   15,783                   18,305
                                                                          -------------             ------------

          Total current liabilities                                            27,854                   27,892

Long-term debt                                                                 39,987                   10,685
Accrued warranty obligation                                                     1,266                    1,240
                                                                          -------------             ------------

          Total liabilities                                                    69,107                   39,817
                                                                          -------------             ------------

Commitments and contingencies (Note 4)
Stockholders' Equity:
   Common Stock, $0.10 par value, 20,000,000
      shares authorized, 8,886,356 and 8,853,756 shares issued                    888                      885
   Additional paid-in capital                                                  44,491                   44,189
   Treasury stock, at cost (221,058 and 189,707 shares)                        (2,273)                  (1,890)
   Accumulated deficit                                                         (4,322)                  (4,276)
   Cumulative translation adjustment                                               41                       --
                                                                          -------------             ------------
          Total stockholders' equity                                           38,825                   38,908
                                                                          -------------             ------------

                                                                             $107,932                  $78,725
                                                                          =============             ============

See notes to condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (in thousands)
                                  (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                     ----------------------------------------------
                                                                          SEPTEMBER 26,             SEPTEMBER 27,
                                                                              1998                      1997
                                                                     --------------------      --------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                     $    (46)                 $ (6,993)
     Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
               Depreciation and amortization                                  2,433                     1,647
               Non-cash nonrecurring charges                                  1,659                     4,195
               Provision for doubtful accounts                                1,814                     2,242
               Deferred income taxes                                           (219)                   (2,717)
               Net change in operating assets and liabilities (net
                of effect of the Merger and Acquisition)                     (5,287)                    2,874
                                                                     --------------------      --------------------

                   NET CASH PROVIDED BY (USED IN) OPERATING
                    ACTIVITIES                                                  354                    (4,500)
                                                                     --------------------      --------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (5,355)                   (1,015)
     Cash acquired in the Cybex/Trotter Merger, net of transaction
      cost of $1,645                                                             --                       705
     Cash paid for Tectrix Acquisition, net of cash acquired of $143
      and including transaction costs of $414                               (21,331)                       --
                                                                     --------------------      --------------------

                   NET CASH PROVIDED BY (USED IN) INVESTING
                    ACTIVITIES                                              (26,686)                     (310)
                                                                     --------------------      --------------------

FINANCING ACTIVITIES:
     Borrowings of term debt                                                 25,000                        --
     Repayment of term debt                                                  (9,400)                   (1,841)
     Net borrowings under the revolving loan                                 10,400                     4,994
     Proceeds from the sale of lease receivables                                 --                     2,900
     Deferred financing costs                                                  (571)                       --
     Purchase of treasury stock                                                (333)                       --
     Exercise of stock options                                                  255                       125
                                                                     --------------------      --------------------

                   NET CASH PROVIDED BY FINANCING ACTIVITIES                 25,351                     6,178
                                                                     --------------------      --------------------
Effect of foreign exchange rate changes on cash                                  41                        --
                                                                     --------------------      --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (940)                    1,368

CASH AND CASH EQUIVALENTS, beginning of period                                6,689                     1,656
                                                                     --------------------      --------------------

CASH AND CASH EQUIVALENTS, end of period                                  $   5,749                  $  3,024
                                                                     ====================      ====================

See notes to condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 1998, are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997, Form 10-Q for the quarter ended June 27, 1998, Form 8-K filed on June 2, 1998, and the Company's Proxy Statement dated April 3, 1998 filed with the Securities and Exchange Commission.

The accompanying historical financial information for the period ended September 27, 1997, includes the results of Trotter for the nine months ended September 27, 1997 and the results of Cybex for the period from May 23, 1997 through September 27, 1997. The nine month period ended September 26, 1998 includes the combined results of Trotter, Cybex and Tectrix Fitness Equipment, Inc. (for the period of May 21, 1998 through September 26, 1998). (see Note 2)

NOTE 2 -- MERGERS AND ACQUISITIONS

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

In connection with the Acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, and is closing Tectrix's international sales offices and Cambridge, Massachusetts research and development facility. The costs associated with the discontinuance of the Virtual Reality and treadmill product lines, as well as the exit costs of the international sales offices, has been included in the application of purchase accounting by the Company. The Company also discontinued the manufacture of Cybex branded bikes in connection with the Acquisition, thereby eliminating a duplicate product line. The costs to discontinue the Cybex bike have been charged to the statement of operations in the second quarter of 1998.

NOTE 3 -- UNUSUAL AND NONRECURRING MERGER-RELATED COSTS

The nine months ended September 26, 1998 include unusual and nonrecurring pre-tax costs of $3,570,000 incurred in the second quarter comprised of $1,735,000 (primarily for fixed assets and inventory write-offs, and warranty provisions related to the Cybex branded bike in connection with the Tectrix acquisition), a charge of $1,324,000 (primarily for the write-off of intangible assets and inventory in connection with the Reactor product line), and a charge of $511,000 (for the write-off of deferred financing and other costs which management considers unusual or a direct result of the Tectrix acquisition).

NOTE 4 -- CONTINGENCY RELATED TO SALE OF BUSINESS

Prior to the Merger, Fuqua Enterprises, Inc. ("Fuqua"), asserted a claim against the Company in connection with the sale of substantially all of the assets of the Lumex Division to Fuqua in 1996.

At the Merger date, the Company provided a reserve for the Fuqua claim based on the information available at that time in accordance with SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". A final decision with respect to the arbitration was received on February 13, 1998, awarding a payment of approximately $2,400,000, including interest, to Fuqua. The Company recorded a $1,900,000 charge in the fourth quarter of 1997 related to the arbitration and accrued professional fees. While the arbitration is complete, during 1997 Fuqua notified Cybex of a separate claim for breaches of certain of Cybex's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator. In February 1998, Fuqua commenced an action in the State Court of Georgia against the Company and former executives of the Company, alleging fraud, negligent misrepresentation, breach of representations and warranties and violation of the Georgia RICO statute and seeking an unspecified amount of compensatory and punitive damages, fees and expenses; the claims under the Georgia RICO statute have since been dismissed. Therefore, additional costs related to this matter may result in the future. Such costs, if any, to resolve this claim will be included in operations if the costs become probable and quantifiable. Professional fees related to this matter are being expensed as incurred.

NOTE 5 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                    SEPTEMBER 26,                DECEMBER 31,
                                        1998                         1997
                                    -------------                ------------

             Raw materials             $ 4,368                      $ 4,644
             Work in process             1,275                        1,137
             Finished goods              4,643                        1,199
                                    -------------                ------------
                                       $10,286                      $ 6,980
                                    =============                ============

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

As of September 26, 1998, $10,400,000 and $25,000,000 were outstanding under the revolver and term loan, respectively. At September 26, 1998, $13,928,000 was available under the revolver after consideration of $2,372,000 in an outstanding standby letter of credit.

Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions, as defined.

NOTE 7 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted income (loss) per share computations (in thousands):

                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                --------------------------------             --------------------------------
                                 SEPTEMBER 26,     SEPTEMBER 27,             SEPTEMBER 26,     SEPTEMBER 27,
                                     1998              1997                      1998               1997
                                --------------    --------------             --------------    --------------
Shares used in computing basic
 earnings per share                 8,665             8,655                      8,666             6,360
Dilutive effect of options             33                90                         81                86
                                --------------    --------------             --------------    --------------
Shares used in computing
 diluted earnings per share         8,698             8,745                      8,747             6,446
                                ==============    ==============             ==============    ==============

NOTE 8 -- PRO FORMA

The following table summarizes the unaudited pro forma combined results of operations for the nine months ended September 26, 1998 and September 27, 1997 as if the Merger and Acquisition had occurred at the beginning of those periods:


                                              NINE MONTHS ENDED
                                    ------------------------------------
                                      September 26,        September 27,
                                          1998                 1997
                                    ----------------    ----------------
                                               (in thousands)

Net sales                              $ 99,439              $102,604
                                    ----------------    ----------------
Net income (loss)                      $    163              $ (5,201)
                                    ----------------    ----------------
Net income (loss) per share            $   0.02              $ (0 .60)
                                    ================    ================

The pro forma data for the nine months ended September 26, 1998 excludes the Tectrix Virtual Reality product and other adjustments as a direct result of the Acquisition. The data does not include $1,435,000, or $0.10 per share of nonrecurring charges expensed by the Company in the second quarter of 1998 related to the Cybex bike but includes $2,135,000, or $0.14 per share, of unusual costs primarily related to the elimination of the Reactor product line.

The pro forma data for the nine months ended September 27, 1997 excludes Cybex's pre-merger treadmill product line, the Tectrix Virtual Reality product line and adjustments for certain duplicate costs, which were eliminated as a direct result of the Merger and Acquisition. Pro forma sales for the nine months ended September 27, 1997 include $7,060,000 of isokinetic product sales. The isokinetic product line was acquired as part of the Cybex merger and was sold on September 30, 1997. The data does not include $5,234,000, or $0.48 per share of nonrecurring charges expensed by the Company in the second quarter of 1997 related to the Sharpsville plant closure and acquired research and development expenses but includes $6,974,000, or $0.49 per share, of unusual and nonrecurring merger related costs related primarily to conforming to new accounting and operating policies of the merged companies, including reorganizing the Company's domestic and international sales operations and manufacturing initiatives aimed at achieving the full benefit of synergies.

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

On May 21, 1998, Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition"). The purchase price consisted of cash of $21,060,000, of which $2,670,000 was used to repay Tectrix debt, and a promissory note in the amount of $2,340,000 which is subject to adjustment following the audit of Tectrix's closing balance sheet, as defined in the Stock Purchase Agreement. In addition, the selling stockholders have the right to receive aggregate additional payments of up to $6,600,000 based on Tectrix's post-closing margin performance during the three-year period following the Acquisition. The Acquisition has been accounted for using the purchase method of accounting and the parties have made a Section 338(h)10 election for the Acquisition to be accounted for as an asset purchase for income tax purposes. In order to fund the Acquisition, Cybex entered into a credit agreement, which provides for a term loan of $25,000,000 and revolving loans of up to $26,700,000.

In connection with the Tectrix acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, and will close Tectrix's international sales offices and Cambridge, Massachusetts research and development facility. The costs associated with the discontinuance of the Virtual Reality and treadmill, as well as the exit costs of the international sales offices has been included in the application of purchase accounting by the Company. The Company also discontinued the manufacture of Cybex branded bikes in connection with the Acquisition, thereby eliminating a duplicate product.
The cost to discontinue the Cybex bike has been charged to the Statement of Operations in the second quarter of 1998.

On May 23, 1997, a wholly owned subsidiary of Cybex merged with Trotter Inc. ("Trotter") with Trotter surviving the merger (the "Merger"). The Merger was accounted for as a purchase with Trotter deemed to be the acquiring company.

Results for the three and nine months ended September 26, 1998 include the results of Tectrix from its May 21, 1998 acquisition date. The 1997 results include results of Trotter for the entire period and the results of Cybex from the May 23, 1997 merger date.

Operating income for the quarter ended September 26, 1998 increased 91% to $1,252,000. Net income for the quarter ended September 26, 1998 was $328,000 or $0.04 per share on a diluted basis, compared to a net income of $292,000, or $0.03 per share on a diluted basis for the comparable 1997 quarter. Net income for the nine months ended September 26, 1998, excluding nonrecurring charges, was $2,025,000 or $0.23 per share on a diluted basis, compared to net income, excluding nonrecurring charges, of $1,449,000 or $0.22 per share on a diluted basis (based on the then outstanding 6,446,000 weighted average shares) for the comparable prior period. Pre-tax, nonrecurring charges totaled $3,570,000 for the nine months ended September 26, 1998 and primarily related to the acquisition and integration of Tectrix and the elimination of the Reactor product line. Pre-tax, nonrecurring charges for the nine months ended September 27, 1997 (incurred in the second quarter 1997) totaled $12,208,000, reflecting plant closures, acquired research and development and other costs considered unusual or a direct result of the Cybex/Trotter Merger. For the respective nine months of each year, including the nonrecurring charges, the Company's 1998 net loss was $46,000, or $(0.01) per share compared to a net loss of $6,993,000, or $(1.10) per share for the comparable period in 1997.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of net sales excluding $3,570,000 of unusual or nonrecurring charges for the nine months ended September 26, 1998 and $12,208,000 of unusual or nonrecurring charges for the nine months ended September 27, 1997:

                                         THREE MONTHS ENDED                             NINE MONTHS ENDED
                                ---------------------------------              ---------------------------------
                                SEPTEMBER 26,      SEPTEMBER 27,               SEPTEMBER 26,      SEPTEMBER 27,
                                    1998               1997                        1998               1997
                                --------------     --------------              --------------     --------------
Net sales                            100%               100%                        100%               100%
Cost of sales                         63                 56                          61                 58
                                --------------     --------------              --------------     --------------
  Gross profit                        37                 44                          39                 42
Selling, general and
 administrative expenses              33                 42                          34                 37
                                --------------     --------------              --------------     --------------
  Operating income                     4%                 2%                          5%                 5%
                                ==============     ==============              ==============     ==============

THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1997 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1998.

NET SALES

Net sales increased from $26,480,000 to $32,089,000 for the three months ended September 27, 1997 and September 26, 1998, respectively. This increase in net sales is primarily attributable to the inclusion of Tectrix revenue partially offset by the inclusion of 1997 sales of the Company's isokinetic product line which was sold on September 30, 1997. Net sales increased from $57,373,000 to $88,594,000 for the nine months ended September 27, 1997 and September 26, 1998, respectively. This increase in net sales is principally due to the inclusion of Tectrix sales from the acquisition date commencing on May 21, 1998 and the inclusion of the results of Cybex Sales for the entire period in 1998 as compared to only four months during the 1997 period.

GROSS PROFIT

Gross profit increased from $11,601,000 to $11,967,000 for the three months ended September 27, 1997 and September 26, 1998, respectively. Gross profit, excluding nonrecurring or unusual costs, increased from $24,154,000 to $34,560,000 for the nine months ended September 27, 1997 and September 26, 1998, respectively. The increases are primarily due to the 1997 Merger and the 1998 Acquisition. The decline in margins as a percentage of sales for the three months and nine months ended September 26, 1998 compared to the three months and nine months ended September 27, 1997, is primarily due to higher warranty costs related to cardiovascular products as well inherently lower margins at the Irvine operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased from $10,947,000 to $10,715,000 for the three months ended September 27, 1997 and September 26, 1998, respectively, mainly as a result of the 1997 sale of the isokinetic business, partially offset by increased expenses as a result of the Tectrix acquisition and higher bad debt expense. Selling, general and administrative expense, excluding nonrecurring and unusual costs, increased from $21,103,000 to $29,943,000 for the nine months ended September 27, 1997 and September 26, 1998, respectively. The increase is primarily due to the 1997 Merger and the 1998 Acquisition. Selling, general and administrative expense, net of nonrecurring and unusual costs, as a percentage of sales, decreased from 42% to 33% and 37% to 34% for the three and nine months ended September 27, 1997 and September 26, 1998, respectively. The percentage decrease is primarily due to synergies resulting from the Merger and Acquisition.

INTEREST INCOME

Interest income decreased from $137,000 to $125,000 for the three months ended and increased from $278,000 to $482,000 for the nine months ended September 27, 1997 and September 26, 1998, respectively.

INTEREST EXPENSE

Interest expense increased for the three months and nine months ended September 27, 1997 versus September 26, 1998 from $313,000 to $812,000 and $830,000 to
$1,607,000 respectively. The increase is primarily a function of the Credit Agreement related to the May 21, 1998 Tectrix acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $19,013,000 at December 31, 1997 to $23,673,000 at September 26, 1998 and cash and cash equivalents decreased from $6,689,000 at December 31, 1997 to $5,749,000, at September 26, 1998.

For the nine months ended September 26, 1998, net cash provided by operating activities was $354,000 compared to net cash used in operating activities of $4,500,000 for the comparable period ended September 27, 1997. The increase in net cash provided by operations was largely due to an increase in earnings before depreciation, amortization and non-cash charges partially offset by a net increase in operating assets (principally inventory and accounts receivable related to the Tectrix acquisition).

Cash used in investing activities for the nine months ended September 26, 1998, consisted of cash paid in the Tectrix acquisition of $21,331,000, capital expenditures totaling $5,355,000 for the purchase of manufacturing equipment, costs related to the Company's Enterprise Resource Planning ("ERP") system and costs related to construction of an addition to the Company's Medway facility. During 1998, the Company anticipates spending approximately $8,000,000 in connection with the ERP system, Medway building expansion, and other miscellaneous projects.

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

As of September 26, 1998, $10,400,000 and $25,000,000 were outstanding under the revolver and term loan, respectively. At September 26, 1998, $13,928,000 was available under the revolver after consideration of $2,372,000 in an outstanding standby letter of credit.

Management believes that the cash flow from the Company's operations and available borrowings under its Credit Agreement will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

YEAR 2000

The year 2000 computer issue creates certain risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. Many systems will continue to run, but may interpret any date in the year '00 to be prior to any date '99, posing potential date comparison problems, or may fail to recognize that the year 2000, unlike 1900, is a leap year.

Following the 1997 Merger, the Company performed an extensive analysis of its then current information technology ("IT") and non-information technology systems ("NIT") for manufacturing, finance, sales and marketing and human resources. Such analysis led to a decision in late 1997 to replace all IT systems in their entirety. Commencing in 1998, the Company began the installation of a new Enterprise Resource Planning System ("ERP") and anticipates full implementation by mid 1999. The ERP system will be compliant with the Year 2000 issues. In the NIT area, the Company has conducted an analysis of its operations to identify potential problems and is in the process of remedial action on an as needed basis.

The Company has also surveyed its suppliers of products and services to determine that the suppliers operations are year 2000 capable, or where applicable, to monitor their progress towards year 2000 compatibility and to identify alternative suppliers.

In addition, the Company has commenced work on contingency planning to address potential problem areas with internal systems, suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be ongoing throughout the remainder of 1998 and 1999 with the goal of appropriately resolving all identifiable material internal systems and third party issues in 1999.

Committed costs to date related to these replacement programs approximate $3.6 million. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will approximate $4.5 million. The total cost estimate does not include potential costs related to any customer or other third party claims.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged and acquired companies' businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997, Form 10-Q for the six months ended June 27, 1998, Form 8-K filed June 2, 1998 and its proxy statements dated April 23, 1997 and April 3, 1998.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

              FUQUA ARBITRATION
              -----------------
              See Part I, Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1997 for a description of this proceeding.

              Kirila et al v. Cybex International, Inc. et al
              -----------------------------------------------
              See Part II Item 1 of the Company's Report on Form 10-Q for the quarter ended June 27, 1998 for a description of the proceedings.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
              None

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


                                   CYBEX International, Inc.
                                   --------------------------

                               By: /s/ Peter C. Haines
                                   --------------------------
November 10, 1998                  Peter C. Haines
                                   President and Chief Executive Officer

                               By: /s/ William S. Hurley
                                   --------------------------
November 10, 1998                  William S. Hurley
                                   Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.          DESCRIPTION
     -----------          -----------

        (a) Exhibits
            --------

        27                Financial Data Schedule.  (Filed herewith)