Form 10-K
period 1998-12-31
CYBEX INTERNATIONAL INC
filed 1999-03-30
CIK 60876

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1998

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

                                     NONE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               ----------------
 The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999
                   Common Stock, $.10 Par Value--$45,562,997

                               ----------------
The number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 1999
                Common Stock, $.10 Par Value--8,678,666 shares

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

General

  Cybex International, Inc. (the "Company" or "Cybex"), a New York Corporation, is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix"). The Company operates in one business segment.

  On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition"). In connection with the Acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, closed Tectrix's Cambridge, Massachusetts research and development facility and is closing Tectrix's two international sales offices.

  On May 23, 1997, the merger between a wholly owned subsidiary of Cybex International, Inc. and Trotter Inc. was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. This transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes.

  The Company has a wholly owned finance subsidiary, Cybex Financial Corp ("CFC"), which provides capital equipment lease financing for the Company's products, primarily to its commercial domestic customer base.

Products

  The Company develops, manufactures, and markets premium performance, professional quality, human performance products for the commercial and consumer markets. These products can generally be grouped into two major categories: cardiovascular products and strength systems.

  The Company's products are of professional quality and are typically among the best in the category in which they compete, featuring high performance and durability suitable for utilization in health clubs or by professional athletes. Accordingly, the majority of the Company's products are premium-priced.

  The contribution to net sales of the Company's product lines over the past three years is as follows (dollars in millions):

                                           1998          1997          1996
                                      -------------- ------------- -------------
                                       Net            Net           Net
                                      Sales  Percent Sales Percent Sales Percent
                                      ------ ------- ----- ------- ----- -------
Cardiovascular Products.............. $ 68.9    54%  $46.2    51%  $35.3    74%
Strength Systems.....................   58.7    46    41.4    46    12.3    26
Isokinetics (1)......................    --    --      2.6     3     --    --
                                      ------   ---   -----   ---   -----   ---
                                      $127.6   100%  $90.2   100%  $47.6   100%
                                      ======   ===   =====   ===   =====   ===

--------
(1) Represents sales of Cybex isokinetics testing and rehabilitation product lines from the May 23, 1997 Merger date to September 30, 1997, the date the product line was sold.

 Cardiovascular Products

  The Company's cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. Trotter commenced operations in 1973 as one of the pioneers in design and manufacture of treadmills specifically intended for use by individuals in their home as part of a home fitness program. The Company's cardiovascular products today include treadmills, bikes, personal climbers and the Hiker (introduced in March of 1998). All of the Company's cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user.

  Treadmills. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, and both preset and customized exercise programs. The electronics also provide displays to indicate program profiles, calories burned, calories per hour, speed, incline, distance, elapsed time and pace. In addition, diagnostic information can be accessed through the computer system which is useful in the maintenance of the product. The Company presently sells six treadmill models, with list prices ranging from $2,995 to $7,995.

  Bikes. The BikeMax models 3000 and 1000 are commercial and consumer exercise bikes, respectively, which are available in both upright and recumbent riding positions. The bikes incorporate an ergonomic design, epoxy powdercoated finish and a welded steel frame. The BikeMax 3000 has a full-featured control console, including a heart rate control program. The BikeMax 1000 has a simplified console suitable for low-support locations. These two products have list prices ranging from $1,995 to $2,895.

  Climbers. The ClimbMax models 3000, 2000, and 1000 are the latest versions of the ClimbMax stairclimber family. Along with the home version, the Personal Climber, the ClimbMax line is designed for high performance and reliability. Each model incorporates a biomechanically correct design, durable epoxy powdercoating and welded steel frame. The model 3000 features an advanced ergonomic handrail design; a traditional design is used in the 2000 and 1000, with the 1000 having a simpler control console especially suited for use outside the health club environment. These four products have list prices ranging from $2,395 to $3,195.

  Hiker. The Hiker is a commercial cardiovascular product that has a free stride climbing motion with a natural movement that emphasizes an upper and lower body workout within natural hiking motion. It features a biomechanically correct design, several pre-programmed operating modes, durable welded structural steel frame and heart rate monitoring. This product has a list price of $3,895.

 Strength Training Products

  Strength training equipment provides a physical workout by exercising the muscular system. The Company's strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, modular multi-station units, a personal gym, plate loaded and free-weight equipment.

  Selectorized Equipment. The Company's selectorized equipment is sold under the trademarks "VR2", "Galileo" and "VR". Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology. The Company currently sells approximately 82 selectorized equipment products with list prices between $1,995 and $5,395.

  Modular Multi-Station Units. This product line has the advanced design and high performance features of the VR selectorized equipment line while being able to be configured into multiple station design. List price begins at $1,395 and pricing depends on configuration.

  Personal Gym. The Company's personal gym (introduced in the fourth quarter of 1998) features over 30 biomechanically correct exercises. It is made of components including cold-rolled weight stacks and guide rods, fully welded 11 gauge frames, texture powder coating and upholstery. Since it uses considerably less space than multiple selectorized single station equipment, it is sold for home use. This product has a list price of $4,195.

  Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on our selectorized machines but are manually loaded with weights. These are simple, space efficient products ranging in price from $695 to $2,795. There are approximately 21 plate-loaded products.

  Free-Weight Equipment. The Company also sells free-weight equipment, including benches, bars, weights and racks. This line is complimented by barbells and plates. The Company offers approximately 29 items of free weight equipment with list prices ranging from $195 to $1,195.

Customers and Distribution

  The Company currently markets its products to commercial customers and to individuals interested in purchasing premium quality equipment. A commercial customer is defined as any purchaser who does not intend the product for home use. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and community centers.

  The Company distributes its products through independent authorized dealers, its own domestic sales force and international distributors.

  Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and in certain instances commercial sales of Company products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company enters into performance standards agreements with its dealers which are designed to assure that the Company brand is properly positioned in the marketplace. The dealers must, in order to qualify as an authorized dealer, maintain a retail showroom, achieve sales and promotional objectives, and have personnel trained to install and service Company products. Today, the Company has approximately 190 active dealers in North America. The Company believes that its current dealer network is adequate to service its targeted markets.

  The Company's domestic sales force is comprised of 28 territory managers and three national account managers supported by three sales directors and one national accounts director. The domestic sales force focuses on users such as professional sports teams, university physical education and physiology departments, health clubs, sports medicine clinics and individuals. The Company may also involve its dealers in direct sales and utilize the dealer in the delivery and installation of the product, and in follow-up sales and service. Dealers also receive a fee for providing delivery and installation services.

  International sales accounted for approximately 18% of the Company's net sales for 1998. The international sales force consists of two regional sales directors, one regional sales manager, and four account representatives. There are approximately 66 independent distributors in 65 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

  The Company markets certain products by advertising in publications which appeal to individuals within its targeted demographic profiles. The Company's authorized dealers are provided cooperative allowances, pursuant to which the dealer advertises its store and the Company's products on a shared cost basis. In addition, the Company advertises in trade publications such as Club Industry Magazine, Club Business International and Fitness Management Magazine and participates in industry trade shows.

  The Company offers lease financing for its products through CFC, its wholly owned finance subsidiary. The Company periodically enters into agreements to sell lease receivables to financial institutions.

Warranties

  The Company promotes its warranty as a statement of the quality of its products, and believes that its warranty helps differentiate the Company's products from those of its competitors. The cardiovascular products have a three year warranty. The various components for strength products are warranted for varying periods of time, up to a lifetime warranty with respect to the structural frame. Warranty expense for the years ended December 31, 1998, 1997 and 1996 was $5,315,000, $3,269,000 and $1,968,000, respectively.

Competition

  The market in which the Company operates is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. The Company currently competes primarily in the premium-performance, professional quality equipment segment of the market, which management estimates to be approximately 20% of the total exercise equipment market. Its competitors vary according to product line and include companies with greater name recognition and more extensive financial and other resources than the Company.

  Important competitive factors include price, product quality and performance, diversity of features, warranties and customer service. The Company follows a policy of premium quality, responsive customer service and a comprehensive warranty program, which results in products having suggested retail prices at or above those of its competitors in most cases. The Company currently focuses on the segment of the market which values quality and is willing to pay a premium for products with performance advantages over the competition. The Company believes that its reputation for producing products of high quality and dependability, accompanied by strong warranties and customer service, constitutes a competitive advantage.

Product Development

  Research and development expense was $3,479,000, $2,616,000 and $1,167,000 in 1998, 1997 and 1996, respectively. At December 31, 1998, the Company had the equivalent of 17 employees engaged in ongoing research and development programs. The Company's development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and bio-mechanically correct, durable exercise equipment.

Manufacturing and Supply

  The Company maintains three facilities of which two are integrated manufacturing facilities which are equipped to perform certain fabrication, welding, grinding, assembly and finishing of its products and one is an assembled components facility. The Company believes that its facilities provide the Company with better control over product quality and cost and shortened delivery time.

  The Company manufactures treadmill and hiker cardiovascular products in its facility located in Medway, Massachusetts and manufactures strength equipment in its facility located in Owatonna, Minnesota. Raw materials and purchased components are comprised primarily of steel, aluminum, wooden decks, electric motors, molded or extruded plastics, milled products, circuit boards for computerized controls and upholstery. These materials are assembled, fabricated, machined, welded, powder coated and upholstered to create finished products. The electronics are specifically designed by Company employees for use in the Company's products and all electrical motors are made to the Company's specifications.

  The Company assembles bike and climber cardiovascular products in its facility located in Irvine, California. Purchased components include prefabricated steel, alternators, molded or extruded plastics, milled products, circuit boards for computerized controls and upholstery. The electronics are specifically designed by the Company for use in the Company's products and all electrical components are made to the Company's specifications.

  The Company single sources certain of its raw materials and component parts, including drive motors, belts, running decks, molded plastic components and electronics, where it believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of parts inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company's operations.

  The Company manufacturers most of its strength-training equipment on a "build-to-order" basis which responds to specific sales orders. The Company manufactures its other products based upon projected sales.

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

Insurance

  The Company's product liability insurance is written on an occurrence form and provides an aggregate of $5,000,000 of coverage, with a deductible of up to $50,000 per occurrence with an annual aggregate deductible of $500,000. This occurrence form policy also provides a seven year extended reporting period for the previously expired claims-made product liability policy.

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

Employees

  On December 31, 1998, the Company employed 632 persons on a full-time basis. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company occupies approximately 120,000 square feet of space in Medway, Massachusetts, approximately 210,000 square feet of space in Owatonna, Minnesota and approximately 74,000 square feet in Irvine, California for administrative offices, manufacturing, assembly and warehousing. The Medway, Massachusetts and Owatonna, Minnesota facilities are owned by the Company. The Company leases the Irvine, California facility pursuant to a lease whose term expires in the year 2001. The Company also utilizes outside warehousing.

  The Company's two manufacturing facilities in Medway, Massachusetts and Owatonna, Minnesota are equipped to perform fabrication, machining, welding, grinding, assembly and powder coating of its products. The Irvine, California facility is designed for assembly of purchased parts. The Company believes that its facilities provide adequate capacity for its operations for the foreseeable future, and the facilities are well maintained and kept in good repair.

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

Fuqua Arbitration and Litigation

  In April 1996, the Company completed the sale of substantially all the assets of its Lumex Division to Fuqua Enterprises, Inc. (together with its successors, "Fuqua"). The asset sale agreement with Fuqua provided for a post-closing adjustment to the sales price based on the change in the value of the net assets of the Lumex Division from December 31, 1995, through the closing date. Subsequent to the closing, Fuqua asserted that the stated amount of the net assets of the Lumex Division as of the closing date was overstated and demanded arbitration to resolve this dispute. The arbitration of the dispute proceeded and on February 13, 1998 a final decision was rendered in the arbitration, awarding to Fuqua claims totaling $3,180,000, resulting in a net payment due to Fuqua, including interest, of approximately $2,400,000, after offsetting the Company's post-closing adjustment claim against Fuqua which amounted to $1,146,000.

  During 1997, Fuqua notified the Company of claims for breaches of certain of the Company's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator, and in February 1998, Fuqua commenced an action with respect to these and other matters in the State Court of Fulton County, State of Georgia against the Company and certain of its former officers. On February 11, 1999, the parties executed a Mutual Release and Settlement Agreement and provided mutual releases, and on February 12, the court dismissed the action with prejudice. As part of this final settlement, Cybex paid to the plaintiff the sum of $2,600,000.

Kirila et al v. Cybex International, Inc., et al

  This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company's wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter, a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. In accordance with Pennsylvania practice, the complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleges that the closure of the Sharpsville facility was wrongful, wrongful termination of the individual plaintiff's employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The complaint seeks specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company has filed an Answer to the complaint denying the material allegations of the complaint and denying liability. It has further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff. The Company intends to vigorously defend this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

  Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company are as follows:

Name                                   Age Position
----                                   --- --------
Peter C. Haines.......................  48 President and Chief Executive Officer
William S. Hurley.....................  54 Vice President and Chief Financial
                                           Officer
Karen A. Slein........................  41 Vice President--Human Resources
Michael T. Sweeney....................  45 Vice President--Technology and
                                           Development

  Mr. Haines has served as the Company's President and Chief Executive Officer since the May 23, 1997 Merger date. Prior to the Merger, he was employed by Trotter since 1980, serving as the President of Trotter since 1983, and acting as its Sales and Marketing Manager from 1980 to 1983. Prior thereto, he served as Import/Export Manager for Donley Manufacturing for three years.

  Mr. Hurley has served as the Company's Vice President and Chief Financial Officer since the date of the Merger. He joined Trotter as its Vice President and Chief Financial Officer in 1996. Prior to joining Trotter, from 1992 to 1995, Mr. Hurley was Vice President and Controller of the former BBN Company (now GTE Internetworking, a division of GTE) of Cambridge, Massachusetts, a diversified high technology company. For nineteen years prior to 1992, he was employed in various management positions, most recently Vice President and Controller, at Wyman Gordon Company, a North Grafton, Massachusetts manufacturer of forgings, investment castings and advanced composite structures. Mr. Hurley is also a member of the Board of Directors of L.S. Starrett Company of Athol, Massachusetts.

  Ms. Slein has served as the Company's Vice President of Human Resources since the date of the Merger. She joined Trotter in 1995 as Manager of Human Resources and was promoted to Director of Human Resources in 1996. From 1992 to 1995, she was Director of Human Resources for EcoScience, a publicly traded biotechnology company. Prior to that, she spent seven years as Manager of Administration for New England Shrimp Company.

  Mr. Sweeney has served as the Company's Vice President of Technology and Development since December 1998 and as Chief of Operations, Irvine Development Group, from May to December 1998. Prior to such time he served as the President and Chief Executive Officer of Tectrix from its inception in 1988 until its sale to the Company in May 1998. Prior to such time he was employed by Unisen Inc. for eleven years, initially as an engineer and subsequently as Vice President Manufacturing for eight years.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's common shares are traded on the American Stock Exchange
(Amex). The Company's Amex symbol is CYB.

  The following table shows the high and low market prices as reported by the
Amex:

                                                       1997            1996
                                                  --------------- --------------
   Calendar                                        High     Low    High    Low
   --------                                       ------- ------- ------- ------
   First Quarter................................. $14.375 $11.500 $11.875 $8.938
   Second Quarter................................  13.250   8.500  12.500 10.125
   Third Quarter.................................   9.250   6.000  12.125 10.000
   Fourth Quarter................................   6.750   3.840  12.250 10.125

  As of February 28, 1999 there were approximately 480 common shareholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

  On December 31, 1998, in accordance with the Board compensation policy, the Company issued 5,000 shares of its common stock to John Aglialoro for serving as Chairman of the Board of Directors. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

  The Company's ability to pay dividends is limited to 50% of its net income, by the terms of its financing arrangements with its principal lender. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business, and the Company does not anticipate paying any cash dividends in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

  The following information has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1998. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this report.

                                    Year Ended December 31,
                            --------------------------------------------------
                            1998(a)      1997(b)      1996     1995     1994
                            --------     -------     -------  -------  -------
                             (in thousands, except per share data)
Statement of Operations
 Data:
Net sales.................  $127,575     $90,234     $47,605  $43,719  $41,365
Cost of sales.............    77,705 (c)  54,101 (e)  29,541   27,860   24,836
                            --------     -------     -------  -------  -------
  Gross profit............    49,870      36,133      18,064   15,859   16,529
Selling, general and
 administrative expenses..    40,280      35,069 (f)  13,797   12,762   12,260
Nonrecurring charges......     5,898 (d)   7,134 (g)     --       --       --
                            --------     -------     -------  -------  -------
  Operating income
   (loss).................     3,692      (6,070)      4,267    3,097    4,269
Interest income...........       723         427          49        4      --
Interest expense..........    (2,405)     (1,188)     (1,004)    (260)    (219)
                            --------     -------     -------  -------  -------
  Income (loss) before
   income taxes...........     2,010      (6,831)      3,312    2,841    4,050
Income tax provision
 (benefit)................       992      (1,586)      1,344    1,171    1,675
                            --------     -------     -------  -------  -------
Net income (loss).........  $  1,018 (h) $(5,245)(i) $ 1,968  $ 1,670  $ 2,375
                            ========     =======     =======  =======  =======
Basic earnings (loss) per
 share                      $    .12 (h) $  (.76)(i) $   .46  $   .39  $   .56
                            ========     =======     =======  =======  =======
Diluted earnings (loss)
 per share                  $    .12 (h) $  (.76)(i) $   .45  $   .38  $   .56
                            ========     =======     =======  =======  =======

--------
(a) 1998 includes the results of Tectrix from the May 21, 1998 acquisition date.
(b) 1997 includes the results of Trotter plus the results of Cybex from the May 23, 1997 merger date.
(c) Includes $300 of costs related to the Cybex bike and $372 of costs related to the elimination of the Reactor product line both of which are considered unusual or nonrecurring.
(d) Includes $3,000 of costs related to the Fuqua litigation, $1,435 of costs related to the Cybex bike, $952 of costs related to the elimination of the Reactor product line and $511 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition.
(e) Includes $2,375 of costs considered unusual or nonrecurring, or a direct result of the Cybex/Trotter merger.
(f) Includes $4,599 of costs considered unusual or nonrecurring, or a direct result of the Cybex/Trotter merger.
(g) Includes $2,734 of costs related to the Sharpsville plant closure, a $2,500 charge for acquired research and development and a $1,900 charge related to the arbitrator's decision in connection with the dispute with Fuqua.
(h) Includes $6,570 of pre-tax charges ($3,958, on an after-tax basis) for nonrecurring or merger-related costs comprised of the items listed in (c) and (d) above.
(i) Includes $14,108 of pre-tax charges ($9,465, on an after-tax basis) for nonrecurring or merger-related costs comprised of the items listed in (e),
    (f) and (g) above.

                                                    December 31,
                                      -----------------------------------------
                                        1998    1997    1996    1995     1994
                                      -------- ------- ------- -------  -------
                                                   (in thousands)
Balance Sheet Data:
Working capital...................... $ 18,772 $19,013 $ 4,205 $ 5,206  $   594
Total assets.........................  107,897  78,725  20,367  21,067   19,306
Long-term debt.......................   38,926  13,639  11,369  14,825    3,900
Stockholders' equity (deficit).......   39,928  38,908   1,396    (572)   4,263

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Cybex International, Inc. (the "Company" or "Cybex"), a New York Corporation, is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix").

  On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition"). In connection with the Acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, closed its Cambridge, Massachusetts research and development facility and is closing Tectrix's two international sales offices.

  On May 23, 1997, the merger between a wholly owned subsidiary of Cybex and Trotter was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. This transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes.

RESULTS OF OPERATIONS

  In connection with the Acquisition in May 1998 and the Merger in May 1997, the Company has incurred unusual and nonrecurring charges for the years ended December 31, 1998 and 1997.

  Pre-tax unusual or nonrecurring charges for the twelve months ended December 31, 1998 totaled $6,570,000, or $.45 per share ($3,570,000 incurred in the second quarter of 1998 primarily related to the acquisition and integration of Tectrix and the elimination of the Reactor product line and $3,000,000 incurred in the fourth quarter of 1998 in connection with the Fuqua litigation settlement). Pre-tax unusual or nonrecurring charges for the twelve months ended December 31, 1997 totaled $14,108,000, or $1.36 per share ($12,208,000 incurred in the second quarter of 1997 reflecting plant closures, acquired research and development and other costs considered unusual or a direct result of the Merger and $1,900,000 incurred in the fourth quarter related to the Fuqua arbitration settlement). The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales, exclusive of unusual or nonrecurring Acquisition-related and Merger-related charges.

                                                   Year Ended December 31,
                                                   ---------------------------
                                                    1998      1997      1996
                                                   -------   -------   -------
   Net sales......................................     100%      100%      100%
   Cost of sales..................................      60        57        62
                                                   -------   -------   -------
   Gross profit...................................      40        43        38
   Selling, general and administrative expenses...      32        34        29
                                                   -------   -------   -------
   Operating income...............................       8         9         9
   Interest expense (net).........................      (1)       (1)       (2)
                                                   -------   -------   -------
   Income before income taxes.....................       7%        8%        7%
                                                   =======   =======   =======

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

NET SALES

  For the year ended December 31, 1998, the Company's net sales increased to $127,575,000 from $90,234,000 for the year ended December 31, 1997. This increase is directly due to the Merger and Acquisition as the 1998 period includes a full year of Cybex sales (Trotter and Cybex) and seven months of Tectrix sales while the 1997 period includes a full year of Trotter sales and only seven months of Cybex sales.

GROSS PROFIT

  Gross profit increased to $49,870,000 for the year ended December 31, 1998 from $36,133,000 for the year ended December 31, 1997. The increase is primarily due to the Merger and Acquisition including a decrease in charges for unusual or nonrecurring merger and acquisition related costs from $2,375,000 in 1997 to $672,000 in 1998. Gross profit, excluding nonrecurring charges, as a percentage of net sales, declined to 40% for 1998 from 43% for 1997. The decline in gross profit as a percentage of sales is primarily due to higher warranty costs in 1998 and the inclusion of the results of Tectrix, which have historically had lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses increased to $40,280,000 for the year ended December 31, 1998 from $35,069,000 for the year ended December 31, 1997, primarily as a result of the Merger and Acquisition. Selling, general and administrative expense, excluding the $4,599,000 one-time charge in 1997, as a percent of net sales, decreased to 32% for 1998, from 34% for 1997. The percentage decline in 1998 is primarily due to cost containment efforts and synergies from the Merger and Acquisition.

NONRECURRING CHARGES

  Nonrecurring charges of $5,898,000 during 1998 include $3,000,000 related to the Fuqua litigation, $1,435,000 of costs related to the elimination of the Cybex bike, $952,000 of costs related to the elimination of the Reactor product line and $511,000 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition.

  Nonrecurring charges of $7,134,000 during 1997 include $2,734,000 of costs related to closing the Sharpsville manufacturing plant (primarily the write-off of goodwill and other intangibles, severance costs and lease termination costs), $2,500,000 for the write-off of in-process research and development acquired in the Merger and $1,900,000 of costs related to the Fuqua arbitration settlement.

INTEREST INCOME

  Interest income increased to $723,000 for the year ended December 31, 1998 from $427,000 for the year ended December 31, 1997 due primarily to a larger cash balance in 1998.

INTEREST EXPENSE

  Interest expense increased to $2,405,000 for the year ended December 31, 1998 from $1,188,000 for the year ended December 31, 1997. The increase is due to larger average outstanding debt balances during 1998 as a result of borrowings incurred in connection with the Acquisition.

INCOME TAX PROVISION (BENEFIT)

  The Company's effective tax rate was 49% for the year ended December 31, 1998 versus 23% for the year ended December 31, 1997. The 1998 rate exceeds statutory rates due to the impact of permanent differences of primarily non-deductible goodwill amortization, while the 1997 rate is below statutory rates due primarily to the write-off of acquired in-process research and development which is not deductible for income tax purposes.

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

NET SALES

  Net sales increased to $90,234,000 for the year ended December 31, 1997 from $47,605,000 for the year ended December 31, 1996. The increase is primarily due to the combined operations of Trotter and Cybex after the 1997 Merger, while 1996 includes only Trotter results.

GROSS PROFIT

  Gross profit increased to $36,133,000 for the year ended December 31, 1997 from $18,064,000 for the year ended December 31, 1996. As a percentage of net sales and excluding $2,375,000 of one-time charges in 1997, gross profit increased to 43% in 1997 from 38% in 1996. This improvement was primarily due to the Merger along with a more favorable product mix as well as certain productivity improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses increased to $35,069,000 for the year ended December 31, 1997 from $13,797,000 for the year ended December 31, 1996 primarily as a result of the Merger. Selling, general and administrative expense, excluding the $4,599,000 one-time charge, as a percent of net sales, increased to 34% for 1997, from 29% for 1996. The percentage increase in 1997 is primarily due to the addition of Cybex's results (whose business historically had higher sales and marketing costs due to its direct distribution system).

NONRECURRING CHARGES

  The nonrecurring charges of $7,134,000 during 1997 include $2,734,000 of costs related to closing the Sharpsville manufacturing plant (primarily the write-off of goodwill and other intangibles, severance costs and lease termination costs), $2,500,000 for the write-off of in-process research and development acquired in the Merger and $1,900,000 of costs related to the Fuqua arbitration settlement.

INTEREST EXPENSE

  Interest expense increased to $1,188,000 for the year ended December 31, 1997 from $1,004,000 for the year ended December 31, 1996. The increase is due to a higher level of outstanding indebtedness in 1997.

INCOME TAX PROVISION (BENEFIT)

  The Company's effective tax rate was 23% for the year ended December 31, 1997 versus 41% for the year ended December 31, 1996. The 1997 tax benefit rate is below statutory rates due to the write-off of acquired in-process research and development which is not deductible for tax purposes and permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents decreased to $1,899,000 at December 31, 1998 from $6,689,000, at December 31, 1997. For the year ended December 31, 1998, net cash used in operating activities was $1,855,000 compared to net cash used in operating activities of $2,301,000 for the year ended December 31, 1997.

  Cash used in investing activities of $28,990,000 for the year ended December 31, 1998, resulted primarily from the $21,331,000 Acquisition and $7,659,000 of purchased property, plant and equipment, primarily comprised of a new Enterprise Resource Planning System ("ERP") and the construction and furnishing of the Cybex Institute, where all Company products are available for customer training and demonstration within the Medway facility. As a result of the Acquisition, goodwill increased from $10,785,000 at December 31, 1997 to $30,208,000 at December 31, 1998.

  Cash provided by financing activities was $26,055,000 for the year ended December 31, 1998 comprised primarily of the net proceeds from the Credit Agreement and the sale of lease receivables.

  On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan and a $25,000,000 term loan replacing its existing Loan and Security Agreement. At December 31, 1998, there was $16,428,000 available under the revolving loan. The Company's debt-to-equity ratio increased to .97-to-1 at December 31, 1998 from 0.3-to-1 at December 31, 1997. Additionally, the Company's finance subsidiary is expected to continue to support working capital requirements through periodic sales of its lease portfolios to third party financial institutions.

  Management believes that the cash flow from its operations and available borrowings under its line of credit will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

YEAR 2000

  The year 2000 computer issue creates certain risks for the Company, including the functionality of internal systems and the availability of key products and services.

  Following the 1997 Merger, the Company performed an analysis of its then current information technology ("IT") and non-information technology systems ("NIT") for manufacturing, finance, sales and marketing and human resources. Such analysis led to a decision in late 1997 to replace all IT systems in their entirety. Commencing in 1998, the Company began the installation of a new ERP System and currently anticipates full implementation in 1999. The Company expects the ERP system to be Year 2000 compliant. In the NIT area, the Company has conducted an analysis of its operations to identify potential problems and is in the process of remedial action on an as needed basis.

  The Company has also surveyed its suppliers of products and services to determine that the suppliers operations are year 2000 capable, or where applicable, to monitor their progress towards year 2000 compatibility and to identify alternative suppliers.

  In addition, the Company has commenced work on contingency planning to address potential problem areas with internal systems, suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be ongoing throughout the remainder of 1999 with the goal of appropriately resolving all identifiable material internal systems and third party issues in 1999.

  Committed costs to date related to these replacement programs approximate $6.0 million. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will approximate $6.5 million. The total cost estimate does not include potential costs related to any customer or other third party claims.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

  Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged and acquired companies' businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission on Form 10-Q for the nine months ended September 26, 1998, Form 8-K filed June 2, 1998 and its proxy statement dated April 3, 1998.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The table below sets forth information about the Company's financial instruments including debt obligations and an interest rate swap. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                           Expected Maturity Date
                         ---------------------------------------------------------------
                                                December 31,
                         ---------------------------------------------------------------
                            1999         2000         2001         2002         2003      Thereafter      Total     Fair Value
                         -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Debt obligations
 Long-term debt
  Fixed rate............ $   452,000  $   322,000  $ 2,152,000          --           --           --   $ 2,926,000  $ 2,926,000
 Weighted average
  interest rate.........        9.21%        9.07%        5.99%         --           --           --          6.82%         --
 Variable rate.......... $ 3,300,000  $ 4,300,000  $ 5,300,000  $ 6,300,000  $ 7,300,000  $ 9,500,000  $36,000,000  $36,000,000
 Weighted average
  interest rate.........        6.82%        7.01%        7.16%        7.13%        7.26%        7.06%        7.10%         --
Interest rate
 derivatives
Variable to fixed:
 Notional amount........ $22,000,000  $18,000,000  $13,000,000  $ 7,000,000          --           --           --           --
 Average pay rate
  (fixed)...............        5.04%        5.04%        5.04%        5.04%         --           --           --           --
 Average receive rate
  (variable)............        5.11%        5.24%        5.36%        5.29%        5.40%         --           --           --

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cybex International, Inc.:

  We have audited the accompanying consolidated balance sheets of Cybex International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

Philadelphia, PA
February 12, 1999

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
                           ASSETS
Current Assets:
  Cash and cash equivalents................................. $  1,899  $ 6,689
  Accounts receivable, net of allowance of $3,336 and
   $2,615...................................................   28,627   21,906
  Lease receivables.........................................      694    1,200
  Inventories...............................................   10,715    6,980
  Deferred income taxes.....................................    5,669    6,913
  Prepaid expenses and other................................    1,672    3,217
                                                             --------  -------
    Total current assets....................................   49,276   46,905
Property, plant and equipment, net..........................   18,467   13,103
Lease receivables...........................................      500      999
Goodwill, net...............................................   30,208   10,785
Deferred income taxes.......................................    6,515    5,960
Other assets................................................    2,931      973
                                                             --------  -------
                                                             $107,897  $78,725
                                                             ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt...................... $  3,752  $ 2,954
  Accounts payable..........................................    7,610    5,192
  Accrued expenses..........................................   17,933   18,305
  Income taxes payable......................................    1,209    1,441
                                                             --------  -------
    Total current liabilities...............................   30,504   27,892
Long-term debt..............................................   35,174   10,685
Accrued warranty obligation.................................    2,291    1,240
                                                             --------  -------
    Total liabilities.......................................   67,969   39,817
                                                             --------  -------
Commitments and contingencies (Notes 3, 10 and 13)
Stockholders' Equity:
  Common Stock, $.10 par value, 20,000,000 shares autho-
   rized, 8,894,724 and 8,853,756 shares issued.............      889      885
  Additional paid-in capital................................   44,549   44,189
  Treasury stock, at cost (216,058 and 189,707 shares)......   (2,252)  (1,890)
  Retained earnings (accumulated deficit)...................   (3,258)  (4,276)
                                                             --------  -------
    Total stockholders' equity..............................   39,928   38,908
                                                             --------  -------
                                                             $107,897  $78,725
                                                             ========  =======

        The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                Year Ended December 31,
                                                -------------------------------
                                                1998(1)     1997(2)      1996
                                                --------    -------     -------
Net sales.....................................  $127,575    $90,234     $47,605
Cost of sales.................................    77,705(a)  54,101 (c)  29,541
                                                --------    -------     -------
  Gross profit................................    49,870     36,133      18,064
Selling, general and administrative expenses..    40,280     35,069 (d)  13,797
Nonrecurring charges..........................     5,898(b)   7,134 (e)     --
                                                --------    -------     -------
  Operating income (loss).....................     3,692     (6,070)      4,267
Interest income...............................       723        427          49
Interest expense..............................    (2,405)    (1,188)     (1,004)
                                                --------    -------     -------
Income (loss) before income taxes.............     2,010     (6,831)      3,312
Income tax provision (benefit)................       992     (1,586)      1,344
                                                --------    -------     -------
Net income (loss).............................  $  1,018    $(5,245)    $ 1,968
                                                ========    =======     =======
Basic earnings (loss) per share...............  $    .12    $  (.76)    $   .46
                                                ========    =======     =======
Diluted earnings (loss) per share.............  $    .12    $  (.76)    $   .45
                                                ========    =======     =======

--------

(1) 1998 includes the results of Tectrix from the May 21, 1998 acquisition date (see Note 1).
(2) 1997 includes the results of Trotter plus the results of Cybex from the May 23, 1997 merger date (see Note 1).
(a) Includes $300 of costs related to the Cybex bike and $372 of costs related to the elimination of the Reactor product line, both of which are considered unusual or nonrecurring.
(b) Includes $3,000 of costs related to the Fuqua litigation, $1,435 of costs related to the Cybex bike, $952 of costs related to the elimination of the Reactor product line and $511 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition.
(c) Includes $2,375 of costs considered unusual or nonrecurring, or a direct result of the Cybex / Trotter Merger.
(d) Includes $4,599 of costs considered unusual or nonrecurring, or a direct result of the Cybex / Trotter Merger.

(e) Includes $2,734 of costs related to the Sharpsville plant closure, a $2,500 charge for acquired research and development and a $1,900 charge related to the arbitrators decision in connection with the dispute with Fuqua.


       The accompanying notes are an integral part of these statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                               Retained
                                                               Earnings   Total
                            Common Stock  Additional           (Accum-    Stock-
                            -------------  Paid-in   Treasury   ulated   holder's
                            Shares Amount  Capital    Stock    Deficit)   Equity
                            ------ ------ ---------- --------  --------  --------
Balance, December 31,
 1995...................... 4,273   $427   $   --    $   --    $  (999)  $  (572)
  Net income...............   --     --        --        --      1,968     1,968
                            -----   ----   -------   -------   -------   -------
Balance, December 31,
 1996...................... 4,273    427       --        --        969     1,396
  Merger between Trotter
   Inc. and Cybex
   International, Inc...... 4,512    451    43,448    (1,442)      --     42,457
  Exercise of stock
   options.................    60      6       643      (486)      --        163
  Common stock issued to
   Directors...............     9      1        98        38       --        137
  Net loss.................   --     --        --        --     (5,245)   (5,245)
                            -----   ----   -------   -------   -------   -------
Balance, December 31,
 1997...................... 8,854    885    44,189    (1,890)   (4,276)   38,908
  Exercise of stock
   options.................    33      3       325       (70)      --        258
  Common stock issued to
   Directors...............     8      1        35        21       --         57
  ESOP distribution........   --     --        --       (313)      --       (313)
  Net income...............   --     --        --        --      1,018     1,018
                            -----   ----   -------   -------   -------   -------
Balance, December 31,
 1998...................... 8,895   $889   $44,549   $(2,252)  $(3,258)  $39,928
                            =====   ====   =======   =======   =======   =======


        The accompanying notes are an integral part of these statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Year Ended December
                                                               31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      -------  -------  ------
OPERATING ACTIVITIES:
  Net income (loss).................................. $ 1,018  $(5,245) $1,968
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization....................   3,241    2,324   1,269
    Deferred income taxes............................     992   (2,620)   (447)
    Provisions for losses on accounts and lease
     receivables.....................................   1,683    2,071     567
    Write-off of intangibles, fixed assets and in-
     process research and development                   1,659    4,877     --
    Changes in operating assets and liabilities, net
     of effect of the Cybex/Trotter merger and
     Tectrix acquisition:
      Accounts receivable............................  (4,601)  (1,084)     60
      Lease receivables..............................  (2,246)    (678)    --
      Inventories....................................     421     (602)    225
      Prepaid expenses and other.....................     397    1,972     253
      Accounts payable, accrued liabilities and other
       current liabilities...........................  (4,419)  (3,316)    927
                                                      -------  -------  ------
    NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES......................................  (1,855)  (2,301)  4,822
                                                      -------  -------  ------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.........  (7,659)  (1,610)   (605)
  Cash acquired in Cybex/Trotter Merger, net of
   transaction costs of $1,645.......................     --       705     --
  Cash paid for Tectrix stock, net of cash acquired
   of $143 and including transaction costs of $414... (21,331)     --      --
  Proceeds from sale of acquired assets held for
   sale, net.........................................     --     6,837     --
                                                      -------  -------  ------
    NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES...................................... (28,990)   5,932    (605)
                                                      -------  -------  ------
FINANCING ACTIVITIES:
  Proceeds from sales of lease receivables...........   3,252    4,288     --
  Proceeds from long-term debt.......................  25,000      --       75
  Principal payments of long-term debt...............  (9,528)  (2,886) (1,406)
  Net borrowings (repayments) under revolving loan...   7,900      --   (2,125)
  Deferred financing costs...........................    (571)    (125)    --
  Remittances from (repayments to) related party.....     --       --      890
  Purchase of treasury stock from ESOP...............    (313)     --      --
  Exercise of stock options..........................     315      125     --
                                                      -------  -------  ------
    NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES......................................  26,055    1,402  (2,566)
                                                      -------  -------  ------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................................  (4,790)   5,033   1,651
CASH AND CASH EQUIVALENTS, beginning of year.........   6,689    1,656       5
                                                      -------  -------  ------
CASH AND CASH EQUIVALENTS, end of year............... $ 1,899  $ 6,689  $1,656
                                                      =======  =======  ======

        The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

NOTE 1--BACKGROUND AND BASIS OF PRESENTATION

  Cybex International, Inc. (the "Company" or "Cybex"), a New York Corporation, is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix").

  On May 21, 1998, Cybex entered into an agreement (the "Agreement") with Tectrix and its stockholders whereby Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition"). The purchase price consisted of cash of $21,060,000, of which $2,670,000 was used to repay Tectrix debt, and a promissory note in the amount of $1,915,000. In addition, the selling stockholders have the right to receive aggregate additional payments of up to $6,600,000 based on Tectrix's post-closing margin performance during the three-year period following the Acquisition. The Acquisition has been accounted for using the purchase method of accounting and the parties have made a Section 338(h)10 election for the Acquisition to be accounted for as an asset purchase for income tax purposes. In order to fund the Acquisition, Cybex entered into a credit agreement, which provides for a term loan of $25,000,000 and revolving loans of up to $26,700,000 (see Note 5).

  In connection with the Acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, closed its Cambridge, Massachusetts research and development facility and is closing Tectrix's two international sales offices. The costs associated with the discontinuance of the Virtual Reality and treadmill product lines, as well as the exit costs of the international sales offices, have been included in the application of purchase accounting by the Company. The Company also discontinued the manufacture of Cybex branded bikes in connection with the Acquisition, thereby eliminating a duplicate product line. The costs to discontinue the Cybex bike have been charged to the statement of operations in the second quarter of 1998 (see Note 4).

  On May 23, 1997, the merger between a wholly owned subsidiary of Cybex and Trotter was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. This transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. Pursuant to the terms of the Merger, 4,273,056 shares of the Company's Common Stock were issued to a subsidiary of UM Holdings, Ltd. (UM)., the sole stockholder of Trotter, in exchange for all of the issued and outstanding Trotter shares. Additionally, options to purchase Trotter shares were converted to options to purchase 436,920 shares of Company Common Stock, using the exchange ratio implied in the Merger of 1.1244884-to-1.0. All historical share amounts have been retroactively adjusted to reflect the exchange. The purchase price of the Merger was $44,102,000, which consists of the $42,457,000 market value of Cybex Common Stock (4,381,555 shares outstanding multiplied by the $9.69 per share five day average share price ending December 31, 1996) and transaction costs of $1,645,000.

  The following table summarizes the unaudited pro forma combined results of operations for the years ended December 31, 1998 and 1997 as if the Merger and Acquisition had occurred on January 1, 1997. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented:

                                                   Year Ended December 31,
                                                  -------------------------
                                                      1998         1997
                                                  ------------ ------------
                                                         (unaudited)
Net sales........................................ $138,466,000 $143,666,000(1)
Operating income (loss)..........................    7,930,000   (1,191,000)
Net income (loss)................................    3,111,000   (2,546,000)
Basic and diluted earnings (loss) per share......          .36         (.29)
Shares used in computing earnings (loss) per
 share...........................................    8,671,000    8,664,000

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1--BACKGROUND AND BASIS OF PRESENTATION (continued)

--------
(1) Pro forma sales for the year ended December 31, 1997 include $7,060,000 of isokinetic product sales. The isokinetic product line was acquired as part of the Merger and was sold on September 30, 1997.

  The pro forma data for the year ended December 31, 1998 excludes net sales, cost of sales and other direct costs associated with the Tectrix Virtual Reality product and other adjustments as a direct result of the Acquisition. The data does not include $1,435,000, ($832,000, or $0.10 per share on an after-tax basis) of nonrecurring charges expensed by the Company in the second quarter of 1998 related to the Cybex bike and $3,000,000, ($1,740,000, or $0.20 per share on an after-tax basis) of nonrecurring charges expenses by the Company in the fourth quarter of 1998 related to the Fuqua litigation settlement (see Note 3) but includes $2,135,000, ($1,238,000, or $0.16 per share on an after-tax basis), of unusual costs primarily related to the elimination of the Reactor product line.

  The pro forma data for the year ended December 31, 1997 excludes net sales, cost of sales and other direct costs associated with Cybex's pre-merger treadmill product line, and the Tectrix Virtual Reality product line and adjustments for certain duplicate costs, which were eliminated as a direct result of the Merger and Acquisition. Pro forma sales for the year ended December 31, 1997 include $7,060,000 of isokinetic product sales. The isokinetic product line was acquired as part of the Cybex merger and was sold on September 30, 1997. The data does not include $7,134,000, ($5,280,000, or $0.61 per share on an after-tax basis) of nonrecurring charges expensed by the Company in the second quarter of 1997 related to the Sharpsville plant closure, acquired research and development expenses and the settlement of the Fuqua arbitration, but includes $6,974,000, ($4,185,000, or $0.48 per share on an after-tax basis), of unusual and nonrecurring merger related costs related primarily to conforming to new accounting and operating policies of the merged companies, including reorganizing the Company's domestic and international sales operations and manufacturing initiatives aimed at achieving the full benefit of synergies.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions.

 Cash and cash equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

 Inventories

  Inventories are valued at the lower of cost (first in, first out) or market. Costs include materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands):

                                                               December 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------- ----------
     Finished goods...................................... $ 3,741,000 $1,199,000
     Work in process.....................................   1,251,000  1,137,000
     Raw materials.......................................   5,723,000  4,644,000
                                                          ----------- ----------
                                                          $10,715,000 $6,980,000
                                                          =========== ==========

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Property and equipment

  Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on estimated useful lives for financial statement purposes and various prescribed methods for tax purposes. The estimated useful lives for financial statement purposes are 25 years for buildings and improvements and 3 to 10 years for equipment and furniture.

 Impairment of Long-Lived Assets

  The Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets and intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related future undiscounted cash flow in measuring whether the asset should be written down to fair value. As of December 31, 1998, management believes that no revision to the remaining useful lives or write-down of such assets is required.

 Goodwill

  Goodwill is being amortized over periods ranging from 30 to 40 years. As of December 31, 1998 and 1997, accumulated amortization was $1,500,000 and $726,000, respectively. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $774,000, $293,000 and $130,000, respectively.

 Other Assets

  At December 31, 1998, other assets included recoverable income taxes, deferred financing costs, prepaid insurance, intangibles and other long term deposits. Amortization expense of other intangibles were $320,000, $417,000 and $295,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

 Deferred Financing

  In connection with the financing described in Note 5, the Company has capitalized debt issuance costs consisting of brokerage and legal fees, totaling $571,000 which are included as other assets at December 31, 1998. The Company is amortizing these costs on a straight line basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization and amortization expense was $60,000 as of December 31, 1998.

 Fair Value of Financial Instruments

  The company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt instruments. The book values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of December 31, 1998, the carrying values are considered to approximate their respective fair values. See Note 5 for the terms and carrying value of the Company's various debt instruments.

 Concentration of Credit Risk and Export Sales

  The majority of the Company's customers are specialty fitness-related dealers, health clubs, and consumers located in the United States. Financial instruments that potentially subject the Company to concentrations of

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

credit risk consist primarily of trade accounts and lease receivables. No single customer accounted for more than 10% of the Company's net sales for the year ended December 31, 1998 and 1997. For the year ended December 31, 1996, one customer accounted for 11% of net sales. There is no single geographic area of significant concentration, and the Company utilizes third-party insurers for certain trade accounts receivable. Export sales accounted for approximately 18%, 18% and 14% of total net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

 Accrued Warranty Obligations

The Company generally provides a three-year warranty on cardiovascular products and a warranty on strength products that varies by components. Warranty expense was $5,315,000, $3,269,000 and $1,968,000 for the years ended December 31, 1998, 1997 and 1996 respectively. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events which are subject to change.

 Revenue recognition

  Revenue is recorded when products are shipped.

 Advertising Costs

  The Company expenses advertising costs as incurred. For the years ended December 31, 1998, 1997 and 1996, advertising expense was $3,696,000, $2,712,000 and $1,610,000, respectively. Included in advertising expense is the cost to reimburse certain customers for a portion of their advertising costs under a cooperative advertising program. These obligations are accrued when the related revenues are recognized.

 Research and Development Costs

  Research and development costs are charged to expense as incurred. Such costs were $3,479,000, $2,616,000 and $1,167,000 for the years ended December 31, 1998, 1997 and 1996, respectively, exclusive of the 1997, $2,500,000 write-off of acquired in-process research and development. These expenditures are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

 Supplemental Cash Flow Disclosures

  Cash paid for interest was $2,173,000, $1,197,000 and $1,004,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Cash paid for income taxes, including amounts paid to UM (see Note 7), was $187,000, $1,663,000, and $1,235,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  The following table displays the net non-cash assets and liabilities that were acquired in 1998 and 1997 as a result of the Acquisition and Merger, respectively.

                                                      Year Ended December 31
                                                     -------------------------
                                                        1998          1997
                                                     -----------  ------------
      Non-cash assets (liabilities):
        Accounts receivable........................  $ 3,803,000  $ 14,989,000
        Lease receivables..........................          --      6,109,000
        Inventories................................    4,156,000     4,295,000
        Assets held for sale.......................          --      6,837,000
        Prepaid expenses and other.................      119,000     5,307,000
        Property, plant and equipment..............    1,058,000     8,810,000
        In process research and development........          --      2,500,000
        Intangibles and other assets...............      819,000     1,254,000
        Goodwill...................................   18,225,000    10,097,000
        Deferred income taxes......................      277,000     8,776,000
        Accounts payable and accrued expenses......   (5,211,000)  (23,710,000)
        Long-term debt.............................          --     (5,157,000)
                                                     -----------  ------------
                                                      23,246,000    40,107,000
      Issuance of common stock.....................          --    (42,457,000)
      Less note payable to seller..................   (1,915,000)          --
                                                     -----------  ------------
      Net cash paid (acquired).....................  $21,331,000  $ (2,350,000)
                                                     ===========  ============

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

 Income Taxes

  Income taxes are calculated using the liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Reclassifications

  Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

 Earnings (loss) per common share

  The table below sets forth the reconciliation of the basic and diluted earnings (loss) per share computations:

                                                 Year Ended December 31
                                            ----------------------------------
                                               1998       1997         1996
                                            ---------- -----------  ----------
   Net income (loss)....................... $1,018,000 $(5,245,000) $1,968,000
                                            ========== ===========  ==========
   Shares used in computing basic earnings
    (loss) per share.......................  8,671,000   6,937,000   4,273,000
   Dilutive effect of options..............     47,000         --      109,000
                                            ---------- -----------  ----------
   Shares used in computing diluted
    earnings (loss) per share..............  8,718,000   6,937,000   4,382,000
                                            ========== ===========  ==========

  For the year ended December 31, 1998 and 1997, options to purchase 755,189 and 794,789 shares of Common Stock at exercise prices ranging from $4.31 to $12.13 and $5.85 to $12.75 per share were outstanding, respectively, but not included in the computation of diluted earnings per share as the result would be anti-dilutive.

 Segment Reporting

  In June of 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company operates in a single business segment and, therefore, no additional disclosure is required.

NOTE 3--CONTINGENCY RELATED TO SALE OF BUSINESS

  Prior to the Merger, Lumex/Basic American Holdings, Inc. formerly known as Fuqua Enterprises, Inc. ("Fuqua"), asserted a claim against the Company in connection with the sale of substantially all of the assets of the Lumex Division to Fuqua in 1996.

  At the Merger date, the Company provided a reserve for the Fuqua claim based on the information available at that time in accordance with SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". A final decision with respect to the arbitration was received on February 13, 1998, awarding a payment of approximately $2,400,000, including interest, to Fuqua. The Company recorded a $1,900,000 charge in the fourth quarter of 1997 related to the arbitration and accrued professional fees. While the arbitration is complete, during 1997 Fuqua notified Cybex of a separate claim for breaches of certain of Cybex's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator and in February 1998, Fuqua commenced an action with respect to these and other matters in the State Courts of Georgia against the Company and certain former executives. In February 1999, the Company entered into a final settlement resolving all claims made by Fuqua against the Company and these former executives. The Company has recognized a fourth quarter 1998 charge of $3,000,000 representing the final settlement and related expenses.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4--UNUSUAL AND NONRECURRING MERGER-RELATED COSTS

  The statement of operations for the year ended December 31, 1998 includes pre-tax charges totaling $6,570,000 ($3,958,000, or $.45 per share on an after-tax basis) for unusual and nonrecurring items. This charge is comprised of (i) $3,000,000 related to a final settlement with Fuqua (see Note 3) (ii) $1,735,000 for asset write-downs and exit activities related to the discontinuance of the Cybex branded bike in connection with the Tectrix acquisition (iii) $1,324,000 for asset write-downs and exit activities related to the discontinuance of the Reactor product line; (iv) $155,000 for the write-off of deferred financing as a result of the refinancing of the Company's debt in connection with the Tectrix acquisition (see Note 5) and (v) $356,000 of other unusual costs. The costs associated with the discontinuance of the Cybex branded bike include charges for the write-off of specific tooling ($919,000), the write-off of obsolete inventory ($516,000) and a provision for unusual warranty costs ($300,000), which is included as part of cost of sales. The costs associated with the discontinuance of the Reactor product line include charges for the write-off of intangible assets related to an exclusive technology license ($585,000), a provision for future minimum royalty payments ($210,000), employee severance and lease termination costs ($157,000) and the write-off of obsolete inventory and a provision for unusual warranty costs ($372,000), which is included as part of cost of sales. The Company's activities with respect to the discontinuance of the Cybex branded bike and Reactor product line are substantially complete and no adjustments to the asset write-down or liabilities recorded are anticipated. For the year ended December 31, 1998, revenues from the Cybex branded bike and Reactor were $3,389,000 and $546,000, respectively.

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

  At December 31, 1998 and 1997, the severance and the merger related reserve balances were $605,000 and $2,177,000, respectively.

NOTE 5--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                                                             December 31
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
     Bank revolver loan............................... $ 7,900,000  $       --
     Bank term loans..................................  25,341,000    7,728,000
     Industrial development revenue note..............         --     1,750,000
     Industrial development revenue bond..............   3,100,000    3,300,000
     Promissory note..................................   1,915,000          --
     Other............................................     670,000      861,000
                                                       -----------  -----------
                                                        38,926,000   13,639,000
     Less--Current portion............................  (3,752,000)  (2,954,000)
                                                       -----------  -----------
                                                       $35,174,000  $10,685,000
                                                       ===========  ===========

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (continued)

  On May 21, 1998, the Company entered into a Credit Agreement (the "Agreement") with several banks that consisted of a $26,700,000 revolving loan (the "Revolver") and a $25,000,000 term loan the ("Term loan"). In connection with this transaction, the Company repaid its obligations under its loan and security agreement dated December 7, 1995, as amended, which consisted of a $12,000,000 revolving loan and a $9,000,000 term loan. The Revolver matures in May 2004 and the Term loan matures in December 2003. Borrowings under the Revolver bear interest at the Company's option of either Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which is adjusted based on the Company's level of compliance with certain financial covenants, as defined. The average outstanding Revolver balance during 1998 and 1997 was approximately $5,135,000 and $2,011,000, respectively, and the weighted average interest rate in 1998 and 1997 was 7.69% and 7.67%, respectively. Interest expense on the revolver was $397,000, and $177,000 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, $16,428,000 was available under the Revolver, net of $2,372,000 in stand-by letters of credit outstanding in connection with the Acquisition.

  Borrowings under the Term loan bear interest at the Company's option at either the base rate (as defined) or LIBOR plus .25% to 2.25%, which is adjusted based on the Company's level of compliance with certain financial covenants, as defined. The interest rate at December 31, 1998 was 7.69%. In January 1996, the Company entered into an interest rate cap agreement which, in effect fixed the LIBOR rate at 5.625% on the term debt from the December 7, 1995 facility through January 1999. This interest rate cap carried forward to the term debt from the May 21, 1998 credit facility. In November 1998, the Company entered into an Interest Rate Swap Agreement which fixed the LIBOR rate at 5.04% on the term loan through December 2003. As of December 31, 1998 and 1997, $25,000,000 and $6,600,000 were outstanding under the Term loans, respectively. Interest expense on the Term loans was $1,367,000, and $568,000 for the years ended December 31, 1998 and 1997, respectively.

  Pursuant to the Agreement, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain liquidity ratios, restrictions on dividends and capital expenditures. Additionally, the Company is limited in its ability to pay cash dividends to 50% of its net income. Borrowings under the Agreement are secured by substantially all of the Company's assets with certain exceptions.

  In connection with the Merger, the Company assumed a bank term loan in the original amount of $2,465,000 pursuant to a five year, 9.48% fixed rate term loan agreement. The term loan is payable in equal monthly principal installments plus interest through March 2001. The term loan is secured by specific lease receivables. As of December 31, 1998 and 1997, $341,000 and $1,128,000, respectively, was outstanding under this term loan. Interest expense on the term loan was $71,000 and $84,000 for the years ended December 31, 1998 and 1997, respectively.

  In December 1997, an industrial development revenue note assumed in the Merger was assigned to the Bank. The industrial development revenue note was used to construct and equip the manufacturing facility in Owatonna, Minnesota. The note was paid in full in connection with the May 21, 1998 credit facility. Interest expense on the note was $31,000 and $57,000 for the years ended December 31, 1998 and 1997, respectively.

  In 1992, an industrial development revenue bond provided the funds to construct and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (3.90% at December 31, 1998) with interest payable monthly and principal payable annually through May 2007. Interest expense on the bonds was $167,000, $194,000 and $190,000 for the years ended December 31, 1998, 1997 and 1996 respectively. A letter of credit in the amount of $3,179,000 is outstanding for the benefit of the bondholders to guarantee principal and interest payments.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (continued)

  In connection with the Acquisition, the Company issued a 5.63% note payable to the former Tectrix stockholders in the original amount of $2,340,000. This note was adjusted to $1,915,000 based on the closing Tectrix balance sheet and certain adjustments for income taxes, as defined. This note is payable in June 2001. Interest expense on the note was $68,000 for the year ended December 31, 1998.

  In connection with the Merger, the Company assumed an 8.9% note payable to a finance company in the original amount of $1,051,000. The note is payable in equal monthly payments of principal and interest of $22,000 through November 2001. The note is collateralized by certain manufacturing equipment. Interest expense on the note was $69,000 and $50,000 for the years ended December 31, 1998 and 1997, respectively.

  At December 31, 1998, long-term debt maturities are as follows:

     1999.......................................................... $ 3,752,000
     2000..........................................................   4,622,000
     2001..........................................................   7,452,000
     2002..........................................................   6,300,000
     2003..........................................................   7,300,000
     Thereafter....................................................   9,500,000
                                                                    -----------
                                                                    $38,926,000
                                                                    ===========

NOTE 6--STOCKHOLDERS' EQUITY

 Stock Options

 1995 Omnibus Incentive Plan

  Cybex's Omnibus Incentive Plan ("Omnibus Plan"), as amended, is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 750,000 shares of Common Stock for issuance pursuant to the Plan. The terms and conditions of each award are determined by a committee of the Board of Directors of the Company. Under the Omnibus Plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company's common stock on the date of grant).

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6--STOCKHOLDERS' EQUITY (continued)

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

  Information with respect to options under the Company's plans is as follows:

                                                                        Weighted
                                                  Number     Range of   Average
                                                    of       Exercise   Exercise
                                                  Shares      Price      Price
                                                  -------  ------------ --------
   Outstanding at December 31, 1995.............. 379,234  $       5.85  $5.85
     Granted.....................................   4,273          5.85   5.85
     Forfeited................................... (10,683)         5.85   5.85
                                                  -------  ------------  -----
   Outstanding at December 31, 1996.............. 372,824          5.85   5.85
     Merger...................................... 131,050    9.38-12.75  11.00
     Granted..................................... 373,096   10.38-11.75  10.96
     Exercised................................... (60,681)   5.85-10.00   7.22
     Forfeited................................... (21,500)   9.38-12.75  12.46
                                                  -------  ------------  -----
   Outstanding at December 31, 1997.............. 794,789    5.85-12.75   8.81
     Granted.....................................  37,000          4.31   4.31
     Exercised................................... (32,600)   9.38-12.75   9.84
     Forfeited................................... (44,000)  10.70-12.75  11.73
                                                  -------  ------------  -----
   Outstanding at December 31, 1998.............. 755,189  $4.31-$12.13  $8.35
                                                  =======  ============  =====

  At December 31, 1998, 435,389 options with a weighted average exercise price of $6.96 were exercisable and 97,345 options were available for future grant. The options generally vest over a four or five year period except for an option to purchase 238,000 shares issued to the Company's President in 1997 which is exercisable in June 2004, or sooner if certain performance criteria is met. The weighted average remaining contractual life of outstanding options at December 31, 1998 was 6.24 years.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6--STOCKHOLDERS' EQUITY (continued)

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

                                                  Year Ended December 31
                                             ----------------------------------
                                                1998       1997         1996
                                             ---------- -----------  ----------
   Net income (loss):
    As Reported............................  $1,018,000 $(5,245,000) $1,968,000
                                             ========== ===========  ==========
    Pro Forma..............................  $  956,000 $(5,426,000) $1,809,000
                                             ========== ===========  ==========
   Basic earnings (loss) per share:
    As Reported............................  $      .12 $      (.76) $      .46
                                             ========== ===========  ==========
    Pro Forma..............................  $      .11 $      (.78) $      .42
                                             ========== ===========  ==========
   Diluted earnings (loss) per share:
    As Reported............................  $      .12 $      (.76) $      .45
                                             ========== ===========  ==========
    Pro Forma..............................  $      .11 $      (.78) $      .41
                                             ========== ===========  ==========

  The weighted average fair value of each stock option granted during the years ended December 31, 1998, 1997 and 1996 was $2.88, $7.35 and $2.62,
respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      Year Ended December 31
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
   Risk free interest rate...........................     5.6%     6.3%     6.3%
   Expected dividend yield...........................     --       --       --
   Expected life..................................... 7 years  7 years  3 years
   Expected volatility...............................      60%      60%     --

  The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995, have not been included and because future option grants are expected.

 Stock Retainer Plan for Nonemployee Directors

  The Company's Amended and Restated Stock Retainer Plan for Nonemployee Directors ("Retainer Plan"), provides that each nonemployee director will receive 70% of their annual retainer in shares of Common Stock of the Company. The number of shares to be issued is computed by dividing the applicable amount of the annual retainer to be paid in stock by the fair market value of a common share on January 1 of each calendar year. Up to 35,000 shares of Common Stock may be issued pursuant to the Retainer Plan. The issuance of shares in payment of annual retainers results in expense based on the fair market value of such shares. As of December 31, 1998, 2,394 shares of Common Stock are available for issuance under the Retainer Plan.

 Leveraged Employee Stock Ownership Plan

  The Company's leveraged Employee Stock Ownership Plan (ESOP) is a noncontributory plan covering substantially all employees meeting a one year length of service requirement. The plan is designed to give employees a proprietary interest in the Company through Common Stock ownership. At December 31, 1998, no unallocated shares were held by the ESOP.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES

  The income tax provision (benefit) consists of the following:

                                                  Year Ended December 31
                                             ----------------------------------
                                               1998        1997         1996
                                             --------- ------------  ----------
   Current provision:
     Federal...............................  $     --  $    823,000  $1,423,000
     State.................................        --       211,000     368,000
                                             --------- ------------  ----------
                                                   --     1,034,000   1,791,000
                                             --------- ------------  ----------
   Deferred provision (benefit):
     Federal...............................    829,000   (2,070,000)   (336,000)
     State.................................    163,000     (550,000)   (111,000)
                                             --------- ------------  ----------
                                               992,000   (2,620,000)   (447,000)
                                             --------- ------------  ----------
                                             $ 992,000 $ (1,586,000) $1,344,000
                                             ========= ============  ==========

  The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows (in thousands):

                                                     Year Ended December 31
                                                     --------------------------
                                                      1998     1997      1996
                                                     -------  -------   -------
   Tax at statutory rate...........................     34.0%   (34.0)%   34.0%
   State income taxes, net of federal tax benefit..      5.4     (3.3)     5.1
   Acquired in-process research and development....      --      12.4      --
   Other permanent differences, primarily non-
    deductible goodwill amortization...............   10.0     1.7       1.5
                                                     -------  -------   ------
                                                        49.4%   (23.2)%   40.6%
                                                     =======  =======   ======

  The significant components of the Company's net deferred tax assets are as follows:

                                      December 31,
                                 ------------------------
                                    1998         1997
                                 -----------  -----------
     Deferred tax assets:
       Net operating and
        capital loss
        carryforwards..........  $ 7,359,000  $ 7,715,000
       Litigation reserves.....    1,238,000    1,427,000
       Warranty reserves.......    1,984,000    1,310,000
       Other accruals and
        reserves...............    1,193,000    1,579,000
       Bad debt and lease
        reserves...............    1,273,000    1,234,000
       Depreciation............   (1,030,000)    (613,000)
       Intangible
        amortization...........      251,000      429,000
       Other--net..............      (84,000)    (208,000)
                                 -----------  -----------
                                 $12,184,000  $12,873,000
                                 ===========  ===========

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES (continued)

  At December 31, 1998, the Company had federal net operating and capital loss carryforwards which are scheduled to expire as follows:

             2011........................ $  6,691,000
             2012........................   11,984,000
             2018........................      707,000
                                          ------------
                                          $ 19,382,000
                                          ============

  In addition, the Company has federal alternative minimum tax credit carryforwards of $269,000, which do not expire, a federal tax credit carryforward of $129,000, which expires in 2008, and capital loss carryforwards of $430,000 which begins to expire in 2000.

  Pursuant to the Tax Reform Act of 1986, annual use of the Company's federal net operating loss and credit carryforwards is limited as a result of a cumulative change in ownership of more than 50% during a three-year period ended in November, 1998. The annual limitation is approximately $2,400,000 per year, which is equal to (i) the aggregate fair market value of the Company's common stock immediately before the ownership change multiplied by (ii) the long-term tax exempt rate (within the meaning of the Section 382(f) of the Internal Revenue Code) in effect at that time. The Section 382 rate in effect as of the date of ownership change was 5.02%. The $2,400,000 annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. The Company estimates that its net operating loss and credit carryforwards will be fully utilized after approximately eight years. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax asset. Approximately $34,000,000 of future taxable income is needed to fully realize the net deferred tax asset recorded at December 31, 1998.

  As a result of the Merger, Trotter's federal tax for the period from January 1, 1997 to May 23, 1997, was included in the consolidated tax return of UM Holdings, Ltd. ("UM"), and for the period from May 24, 1997 to December 31, 1997, Trotter's taxable income was included in the Company's consolidated return. The portion of the Company's 1997 net operating loss attributable to Trotter represents a net operating loss carryforward available to UM. UM has agreed to remit $585,000 to Cybex upon their utilization of the $1,723,000 net operating loss carryforward. Such amount is included in long-term deferred taxes in the accompanying financial statements.

  Prior to the Merger, pursuant to a tax-sharing agreement Trotter paid UM amounts equal to the taxes calculated on a separate return basis. Trotter paid $1,582,000 and $1,235,000 to UM for federal income taxes for the period from January 1, 1997 to May 23, 1997 and for the year ended December 31, 1996, respectively.

NOTE 8--BENEFIT PLANS

  The Company has a 401(k) defined contribution retirement plan. The Company currently matches 100% of the first 2% of the employee's eligible compensation contributions and 50% of the next 4% of the employee's eligible compensation contributions. Contributions by the Company to the Plan were $746,000, $230,000 and $97,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, the Company may make discretionary contributions to the Plan. No discretionary contributions were made for the years ended December 31, 1998 and 1997.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 9--RELATED PARTY TRANSACTIONS

  For the years ended December 31, 1998 and 1997, the Company paid $293,000 and $227,000, respectively, to a law firm of which one of the directors of the Company is a member.

NOTE 10--COMMERCIAL LEASING

  Subsequent to the Merger, the Company continued Cybex's lease financing program for selected products to its commercial customers through its wholly-owned leasing subsidiary. Such leases are accounted for as sales-type leases and are generally for terms of three to five years at which time title transfers to the lessee. Leases are secured by the equipment financed, often with additional security in the form of other equipment liens, letters of credit, cash down payments and personal guarantees.

  At December 31, 1998, lease receivables were comprised of the following:

     Minimum lease payments receivable.............................. $1,316,000
     Less--Unearned interest income.................................   (122,000)
                                                                     ----------
                                                                     $1,194,000
                                                                     ==========

  Minimum lease payments receivable as of December 31, 1998 are due as follows:

             1999.......................... $  777,000
             2000..........................    396,000
             2001..........................    114,000
             2002..........................     86,000
             2003..........................        --
             Thereafter....................        --
                                            ----------
                                            $1,316,000
                                            ==========

  The Company provided lease financing for $8,601,000 and $4,604,000 of its sales for the years ended December 31, 1998 and 1997, respectively. Income before income taxes from leasing activities was $97,000 and $130,000 for the years ended December 31, 1998 and 1997, respectively.

  The Company periodically enters into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions through qualified special purpose entities. For the year ended December 31, 1998, the Company generated net proceeds of $3,252,000 from the sale of lease receivables. Under the terms of these agreements, the Company continues to bill and collect the monthly lease payments which are then remitted to the respective financial institutions each month. The Company is subject to recourse provisions which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which range from 15% to 100% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. At December 31, 1998, the maximum contingent liability under these recourse provisions was approximately $2,400,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 1998.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 11--ACCRUED LIABILITIES

                                                             December 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
     Customer deposits................................. $ 1,949,000 $ 1,563,000
     Warranty reserves.................................   3,410,000   2,465,000
     Self insurance reserves...........................   1,875,000   2,842,000
     Severance and merger-related reserves.............     605,000   2,177,000
     Fuqua reserve.....................................   3,000,000   2,385,000
     Payroll related and other.........................   7,094,000   6,873,000
                                                        ----------- -----------
                                                        $17,933,000 $18,305,000
                                                        =========== ===========

NOTE 12--PROPERTY PLANT AND EQUIPMENT

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
     Land, building and improvements.................. $10,080,000  $ 7,646,000
     Equipment and furniture..........................  16,424,000   11,644,000
                                                       -----------  -----------
                                                        26,504,000   19,290,000
     Less--Accumulated depreciation...................  (8,037,000)  (6,187,000)
                                                       -----------  -----------
                                                       $18,467,000  $13,103,000
                                                       ===========  ===========

  Depreciation expense was $2,087,000, $1,614,000, and $844,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

NOTE 13--COMMITMENTS AND CONTINGENCIES

 Operating Lease Commitments

  The Company has lease commitments expiring at various dates through 2001, for equipment under noncancelable operating leases and a building lease. Future minimum payments under these leases at December 31, 1998 are as follows:

             1999.......................... $  590,000
             2000..........................    512,000
             2001..........................    325,000
                                            ----------
                                            $1,427,000
                                            ==========

  Rent expense under all operating leases for the years ended December 31, 1998, 1997 and 1996 was $516,000, $352,000 and $291,000, respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13--COMMITMENTS AND CONTINGENCIES (continued)

 Risk Retention

  The Company's risk retention amounts per occurrence are as follows:

   Product liability............................................. $50,000
   Employee medical and hospitalization.......................... 50,000--70,000

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

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

                          Balance at
                          Beginning                             Balance at End
Description               of Period  Additions     Deductions     of Period
-----------               ---------- ----------    -----------  --------------
For the year ended
 December 31, 1998
  Allowance for doubtful
   accounts.............. $2,615,000 $1,947,000(1) $ 1,226,000    $3,336,000
                          ========== ==========    ===========    ==========
  Restructuring reserve..  2,177,000  1,375,000(2)  (2,947,000)      605,000
                          ========== ==========    ===========    ==========
For the year ended
 December 31, 1997
  Allowance for doubtful
   accounts.............. $  477,000 $2,808,000(3) $  (670,000)   $2,615,000
                          ========== ==========    ===========    ==========
  Restructuring reserve..        --   5,679,000(4)  (3,502,000)    2,177,000
                          ========== ==========    ===========    ==========
For the year ended
 December 31, 1996
  Allowance for doubtful
   accounts.............. $  305,000 $  567,000    $  (395,000)   $  477,000
                          ========== ==========    ===========    ==========

--------
(1)Includes allowance for doubtful accounts of $264,000 assumed in the Tectrix acquisition.
(2) Includes a restructuring reserve of $628,000 recorded in the application of purchase accounting for the Tectrix acquisition for the discontinuance of the Tectrix treadmill, the shutdown of Tectrix's international subsidiaries and severance payments to Tectrix employees. Additionally, 1998 additions include $747,000 for final adjustments to pre-acquisition contingencies related to the Cybex/Trotter Merger, primarily related to final information received with respect to the cost of closing Cybex's international subsidiary.
(3)Includes allowance for doubtful accounts of $737,000 assumed in the Merger.
(4) Represents a restructuring reserve related to the Cybex/Trotter merger, primarily for severance costs related to the termination of Cybex's joint venture and moving costs related to acquired employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the Directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)The following documents are filed or incorporated by reference as a part of this report:

(1) (2)Exhibits

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

    3(a)(1) Restated Certificate of Incorporation of the Company, dated May
            20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1996 (the "June 1996-10-Q").

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

    10(i)(a) Assignment Agreement from Norwest Bank Minnesota South, N.A., successor in interest to Norwest Bank, Owatonna N.A., to Summit Bank filed by reference to Exhibit 10(i)(g) to the 1997 10-K.

    10(i)(b) Credit Agreement dated May 21, 1998 among First Union National
             Bank, the Company and the Company's subsidiaries, incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 27, 1998.

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

    10(iii)b) First Amendment to Amended and Restated Loan and Security
              Agreement, dated July 15, 1997, among Summit Bank, the Company and the Company's subsidiaries, incorporated by reference to Exhibit 10.3(b) to the June, 1997 10-Q

    10(iii)(c) Second Amendment to Amended and Restated Loan and Security
               Agreement, dated August 11, 1997, among Summit Bank, the Company and the Company's subsidiaries, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997

    10(iii)(d) Third Amendment to Amended and Restated Loan and Security
               Agreement, dated December 17, 1997, among Summit Bank, the Company and the Company's subsidiaries filed by reference to
               Exhibit 10(iii)(d) to the 1997 10-K.

    10(iii)(e) Fourth Amendment to Amended and Restated Loan Security
               Agreement dated December 17, 1997, among Summit Bank, the Company and the Company's subsidiaries, incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 28, 1998.

    10(iv) Distributor Agreement dated June 5, 1997 among the Company, Trotter Inc., Forza Fitness Equipment, Ltd. and Forza Group, Ltd., incorporated by reference to Exhibit 10.1 to the June, 1997 10-Q.

    10(v) Asset Purchase Agreement between Henley Healthcare, Inc. and the Company, dated September 30, 1997 incorporated by reference to Exhibit 10(vii) to the 1997 10-K.

    10(vi) Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, CYBEX Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the 1994 10-K.

    10(vii) Portfolio Purchase Agreement, dated December 30, 1994, among the Company, CYBEX Financial Corp. and European American Bank, incorporated by reference to Exhibit 10(xi) to the 1994 10-K.

    10(viii) Amended and Restated 1995 Stock Retainer Plan for Non-Employee
             Directors of the Company incorporated by reference to Exhibit 10(xi) to the 1997 10-K.*

    10(ix) 1995 Omnibus Incentive Plan, as amended, incorporated by reference by Exhibit 10(xx) to the Company's Registration Statement on Form S-8 (No. 333-29045), filed June 12, 1997.*

    10(x) Covenant Not to Compete, dated as of April 3, 1996, by and among the Company, Lumex Medical Products, Inc. (f/k/a MUL Acquisition Corp. I), MUL Acquisition Corp. II, and Fuqua Enterprises, Inc., incorporated by reference to Exhibit 10
            (xvii) to the June 1996 10-Q.

    10(xi)  Management Employment Agreement between the Company and Peter
            C. Haines, incorporated by reference to Exhibit 10.2 to the June, 1997 10-Q.*

    10(xii) Tectrix Stock Purchase Agreement dated May 21, 1998 among the
            Company and Tectrix Fitness Equipment, Inc., incorporated by reference to Form 8-K filed June 4, 1998.

    21.0    Subsidiaries of the Registrant (filed herewith)

    23.1 Consent of Independent Public Accountants--Arthur Andersen LLP (filed herewith)

    27      Financial Data Schedule. (filed herewith)
--------
*Executive Compensation Plans and Arrangements
(b)Reports on Form 8-K
               No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

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

                                                CYBEX International, Inc.
                                          _____________________________________
                                                      (Registrant)

 March 25, 1999                                     /s/ Peter C. Haines
________________                          By: _________________________________
     (Date)                                              President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 March 25, 1999                                     /s/ Peter C. Haines
________________
                                          By: _________________________________
     (Date)                                  Peter Haines, President and Chief
                                               Executive Officer (principal
                                                    executive officer)

 March 25, 1999                                    /s/ William S. Hurley
________________
                                          By: _________________________________
     (Date)                                  William S. Hurley, Vice President
                                                and Chief Financial Officer
                                                 (principal financial and
                                                    accounting officer)

 March 25, 1999                                     /s/ John Aglialoro
________________
                                          By: _________________________________
     (Date)                                      John Aglialoro, Director

 March 25, 1999                                     /s/ James H. Carll
________________
                                          By: _________________________________
     (Date)                                      James H. Carll, Director

 March 25, 1999                                       /s/ Joan Carter
________________
                                          By: _________________________________
     (Date)                                        Joan Carter, Director

 March 25, 1999                                    /s/ Kay Knight Clarke
________________
                                          By: _________________________________
     (Date)                                     Kay Knight Clarke, Director

 March 25, 1999                                  /s/ Arthur W. Hicks, Jr.
________________
                                          By: _________________________________
     (Date)                                   Arthur W. Hicks, Jr., Director

 March 25, 1999                                        /s/ Jerry Lee
________________
                                          By: _________________________________
     (Date)                                         Jerry Lee, Director

 March 25, 1999                                     /s/ Thomas W. Kahle
________________
                                          By: _________________________________
     (Date)                                      Thomas W. Kahle, Director

 March 25, 1999                                   /s/ Alan H. Weingarten
________________
                                          By: _________________________________
     (Date)                                    Alan H. Weingarten, Director