Form 10-Q
period 1999-03-27
CYBEX INTERNATIONAL INC
filed 1999-05-11
CIK 60876

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             ____________________


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                             ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 3/27/99.
                                                -------
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

Commission file number  0-4538

                           CYBEX International, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

         New York                                              11-1731581
----------------------------------------              --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

10 Trotter Drive, Medway, Massachusetts                           02053
----------------------------------------              --------------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code            (508) 533-4300
                                                      --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On May 5, 1999, the Registrant had outstanding 8,678,666 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of common stock.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Statements of
              Operations (unaudited) -- Three months ended
              March 27, 1999 and March 28, 1998                              3

              Condensed Consolidated Balance Sheets - March
              27, 1999 (unaudited) and December 31, 1998                     4

              Condensed Consolidated Statements of Cash
              Flows (unaudited) -- Three months ended March
              27, 1999 and March 28, 1998                                    5

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                         6

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations               9

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk     12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             13

     Item 2.  Changes in Securities and Use of Proceeds                     13

     Item 3.  Defaults Upon Senior Securities                               13

     Item 4.  Submission of Matters to a Vote                               13

     Item 5.  Other Information                                             13

     Item 6.  Exhibits and Reports on Form 8-K                              13

Signatures                                                                  14

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                Three Months Ended
                                                                 ----------------------------------------------------
                                                                   March 27, 1999(1)               March 28, 1998
                                                                 ---------------------          ---------------------
Net sales                                                            $  33,439                       $  28,637
Cost of sales                                                           19,900                          16,572
                                                                 ---------------------          ---------------------
     Gross profit                                                       13,539                          12,065

Selling, general and administrative expenses                             9,639                           9,372
                                                                 ---------------------          ---------------------
     Operating income                                                    3,900                           2,693

Interest income                                                            120                             174
Interest (expense)                                                        (766)                           (244)
                                                                 ---------------------          ---------------------
     Income before income taxes                                          3,254                           2,623
Income taxes                                                             1,334                           1,075
                                                                 ---------------------          ---------------------

Net income                                                           $   1,920                       $   1,548
                                                                 =====================          =====================

Basic and diluted net income  per share                              $     .22                       $     .18
                                                                 =====================          =====================

(1) Includes the results of Tectrix (see Note 2).

See notes to the condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                   (in thousands, except share information)


                                                                                      MARCH 27,                DECEMBER 31,
                                                                                        1999                       1998
                                                                                ---------------------   --------------------------
                                                                                     (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                        $   4,136               $   1,899
     Accounts receivable, net of allowance of $3,469 and $3,336                          27,829                  28,627
     Lease receivables                                                                      753                     694
     Inventories                                                                         10,005                  10,715
     Deferred income taxes                                                                5,669                   5,669
     Prepaid expenses and other                                                           2,136                   1,672
                                                                                ---------------------   --------------------------
          Total current assets                                                           50,528                  49,276
Property, plant and equipment, net                                                       19,688                  18,467
Lease receivables                                                                           690                     500
Goodwill, net                                                                            30,491                  30,208
Deferred income taxes                                                                     5,181                   6,515
Other assets                                                                              2,862                   2,931
                                                                                ---------------------   --------------------------
                                                                                      $ 109,440               $ 107,897
                                                                                =====================   ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                             $   3,663               $   3,752
     Accounts payable                                                                    10,243                   7,610
     Accrued expenses                                                                    15,347                  17,933
     Income taxes payable                                                                   967                   1,209
                                                                                ---------------------   --------------------------
          Total current liabilities                                                      30,220                  30,504
Long-term debt                                                                           35,091                  35,174
Accrued warranty obligation and other                                                     2,281                   2,291
                                                                                ---------------------   --------------------------
          Total liabilities                                                              67,592                  67,969
                                                                                ---------------------   --------------------------
Stockholders' Equity:
     Common Stock, $.10 par value, 20,000,000 shares authorized,                            889                     889
     8,894,724 shares issued
     Additional paid-in capital                                                          44,549                  44,549
     Treasury stock, at cost (216,058 shares)                                            (2,252)                 (2,252)
          Retained earnings (accumulated deficit)                                        (1,338)                 (3,258)
                                                                                ---------------------   --------------------------
               Total stockholders' equity                                                41,848                  39,928
                                                                                ---------------------   --------------------------
                                                                                      $ 109,440               $ 107,897
                                                                                =====================   ==========================

See notes to condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (in thousands)
                                  (unaudited)


                                                                                               THREE MONTHS ENDED
                                                                                ------------------------------------------------
                                                                                      MARCH 27,                    MARCH 28,
                                                                                        1999                         1998
                                                                                --------------------         -------------------
OPERATING ACTIVITIES:
     Net income                                                                      $   1,920                    $   1,548
          Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
               Depreciation and amortization                                               888                          793
               Provision for doubtful accounts                                             201                          521
               Deferred income taxes                                                     1,334                        1,075
               Net change in operating assets and liabilities                             (160)                      (1,976)
                                                                                --------------------         -------------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                                         4,183                        1,961
                                                                                --------------------         -------------------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                                (1,774)                        (255)
                                                                                --------------------         -------------------
FINANCING ACTIVITIES:
     Repayment of term debt                                                               (172)                        (269)
     Exercise of stock options                                                              --                          255
                                                                                --------------------         -------------------

                   NET CASH USED IN FINANCING ACTIVITIES                                  (172)                         (14)
                                                                                --------------------         -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                2,237                        1,692

CASH AND CASH EQUIVALENTS, beginning of period                                           1,899                        6,689
                                                                                --------------------         -------------------

CASH AND CASH EQUIVALENTS, end of period                                             $   4,136                    $   8,381
                                                                                ====================         ===================

See notes to condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)


NOTE 1 -- BASIS OF PRESENTATION

Cybex International, Inc. (the "Company" or "Cybex"), is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 1999, are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, Form 8-K filed June 2, 1998 and its proxy statement dated April 16, 1999.

The three month period ended March 27, 1999 includes the results of Tectrix Fitness Equipment, Inc. ("Tectrix"). (see Note 2)

NOTE 2 -- MERGERS AND ACQUISITIONS

TECTRIX INC. ACQUISITION

On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition"). The purchase price consisted of cash of $21,060,000, of which $2,670,000 was used to repay Tectrix debt, and a promissory note in the amount of $1,915,000. In addition, the selling stockholders have the right to receive aggregate additional payments of up to $6,600,000 based on Tectrix's post-closing margin performance during the three-year period following the Acquisition. As of December 31, 1998, $536,000 has been earned under this right for the period from the Acquisition date (May 21, 1998) to December 31, 1998. The Acquisition has been accounted for using the purchase method of accounting and the parties have made a Section 338(h)10 election for the Acquisition to be accounted for as an asset purchase for income tax purposes. In order to fund the Acquisition, Cybex entered into a credit agreement, which provides for a term loan of $25,000,000 and revolving loans of up to $26,700,000 (see Note 4).

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                     MARCH 27,                          DECEMBER 31,
                                                                       1999                                 1998
                                                             --------------------------           -------------------------
                   Raw materials                                   $     5,806                          $    5,723
                   Work in process                                         757                               1,251
                   Finished goods                                        3,442                               3,741
                                                             --------------------------           -------------------------

                                                                   $    10,005                          $   10,715
                                                             ==========================           =========================

NOTE 4 -- CREDIT AGREEMENT

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan and a $25,000,000 term loan, replacing its then existing Loan and Security Agreement. The revolver matures in May, 2004 and the term loan matures in December, 2003. Borrowings under both the revolver and term loans bear interest at the Company's option of either Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, adjusted based on the Company's level of compliance with certain financial covenants, as defined.

As of March 27, 1999, $7,900,000 and $25,000,000 were outstanding under the revolver and term loan, respectively. At March 27, 1999, $16,428,000 was available under the revolver after consideration of $2,372,000 in an outstanding standby letter of credit.

Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions, as defined.

NOTE 5 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted income per share computations (in thousands):

                                                                                   THREE MONTHS ENDED
                                                                       -------------------------------------------
                                                                        MARCH 27, 1999            MARCH 28, 1998
                                                                       -------------------      ------------------
Shares used in computing basic earnings per share                            8,679                     8,670
Dilutive effect of options                                                      --                       156
                                                                       -------------------      ------------------
Shares used in computing diluted earnings per share                          8,679                     8,826
                                                                       ===================      ==================

NOTE 6 -- PRO FORMA

The following table summarizes the unaudited pro forma combined results of operations for the three months ended March 28, 1998 as if the Acquisition had occurred at the beginning of 1998:

                                                       THREE MONTHS ENDED
                                                    -------------------------
                                                          MARCH 28, 1998
                                                    -------------------------
               Net sales                                    $    36,568
                                                    =========================
               Net income                                   $     1,242
                                                    ==========================
               Net income per share                         $       .14
                                                    ==========================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

OVERVIEW

Cybex is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets.

On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition").

Results for the three months ended March 27, 1999 include the results of Tectrix.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 1998 VS. THREE MONTHS ENDED MARCH 27, 1999.

NET SALES

Net sales increased 17% from $28,637,000 to $33,439,000 for the three months ended March 28, 1998 and March 27, 1999, respectively. This increase in net sales is principally due to the inclusion of Tectrix sales during the 1999 period.

GROSS PROFIT

Gross profit increased from $12,065,000 to $13,539,000 for the three months ended March 28, 1998 and March 27, 1999, respectively. The increase is primarily due to the Tectrix acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $9,372,000 to $9,639,000 for the three months ended March 28, 1998 versus March 27, 1999, respectively. The increase is primarily due to the Tectrix acquisition.

INTEREST INCOME

Interest income decreased from $174,000 to $120,000 for the three months ended March 28, 1998 and March 27, 1999, respectively due to lower average cash balances in the 1999 period.

INTEREST EXPENSE

Interest expense increased for the three months ended March 28, 1998 versus March 27, 1999 from $244,000 to $766,000, respectively. The increase is primarily a function of increased borrowing as a result of the May 21, 1998 Tectrix acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $4,136,000 at March 27, 1999 from $1,899,000, at December 31, 1998. For the three months ended March 27, 1999, net cash provided by operating activities was $4,183,000 compared to $1,961,000 for the three months ended March 28, 1998 primarily due to higher earnings and changes in various operating assets and liabilities.

Cash used in investing activities of $1,774,000 in the first quarter of 1999 resulted primarily from capital expenditures associated with the Company's new Enterprise Resource Planning ("ERP") System.

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan and a $25,000,000 term loan replacing its then existing Loan and Security Agreement. At March 27, 1999, there was $16,428,000 available under the revolving loan after consideration of a $2,372,000 outstanding standby letter of credit. Additionally, the Company's finance subsidiary is expected to continue to support working capital requirements through periodic sales of its lease portfolios to third party financial institutions.

Management believes that the cash flow from its operations and available borrowings under its line of credit will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

YEAR 2000

The year 2000 computer issue creates certain risks for the Company, including the functionality of internal systems and the availability of key products and services.

Following the 1997 merger with Trotter Inc., the Company performed an analysis of its then current information technology ("IT") and non-information technology systems ("NIT") for manufacturing, finance, sales and marketing and human resources. Such analysis led to a decision in late 1997 to replace all IT systems in their entirety. Commencing in 1998, the Company began the installation of a new ERP System and currently anticipates full implementation in 1999. The Company expects the ERP system to be Year 2000 compliant. In the NIT area, the Company has conducted an analysis of its operations to identify potential problems and is in the process of remedial action on an as needed basis.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged and acquired companies' businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, Form 8-K filed June 2, 1998 and its proxy statement dated April 16, 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 1998 10-K which is incorporated here by reference.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

              KIRILA ET AL V. CYBEX INTERNATIONAL, INC. ET AL
              -----------------------------------------------
              See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1998 for a description of the proceedings.

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


                                          CYBEX International, Inc.
                                          -----------------------------------





                                     By:  /s/ Peter C. Haines
                                          -----------------------------------
               May 11, 1999               Peter C. Haines
                                          President and Chief Executive Officer




                                    By:   /s/ William S. Hurley
                                          -----------------------------------
               May 11, 1999               William S. Hurley
                                          Vice President and Chief Financial
                                          Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       -----------

     (a)  Exhibits
          --------

          27   Financial Data Schedule. (Filed herewith)