Form 10-Q
period 1999-06-26
CYBEX INTERNATIONAL INC
filed 1999-08-10
CIK 60876

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            ----------------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                            ----------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 6/26/99.

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number  0-4538


                           CYBEX INTERNATIONAL, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              New York                                   11-1731581
----------------------------------------   -------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

10 Trotter Drive, Medway, Massachusetts                    02053
----------------------------------------   -------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code        (508) 533-4300
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On July 31, 1999, the Registrant had outstanding 8,673,066 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of Common Stock.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                          PAGE
                                                                        --------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Statements of Operations
            (unaudited) Three and six months ended June 26, 1999
            and June 27, 1998                                               3

            Condensed Consolidated Balance Sheets June 26, 1999
            (unaudited) and December 31, 1998                               4

            Condensed Consolidated Statements of Cash Flows
            (unaudited)--Six months ended June 26, 1999 and
            June 27, 1998                                                   5

            Notes to Condensed Consolidated Financial
            Statements (unaudited)                                          6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

    Item 3. Quantitative and Qualitative Disclosure about Market Risk      13

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings                                              14

    Item 2. Changes in Securities and Use of Proceeds                      14

    Item 3. Defaults Upon Senior Securities                                14

    Item 4. Submission of Matters to a Vote                                14

    Item 5. Other Information                                              14

    Item 6. Exhibits and Reports  on Form 8-K                              14

Signatures                                                                 15

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)


                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                   -----------------------------------      -------------------------------------
                                    JUNE 26, 1999      JUNE 27, 1998(1)      JUNE 26, 1999       JUNE 27, 1998(1)
                                   ---------------     ---------------      ---------------     -----------------
Net sales                                  $27,576             $27,868              $61,015               $56,505
Cost of sales                               17,047              18,012(a)            36,947                34,584(a)
                                   ---------------     ---------------      ---------------     -----------------
     Gross profit                           10,529               9,856               24,068                21,921

Selling, general and
 administrative expenses                     9,313               9,856               18,952                19,228
Nonrecurring charges                            --               2,898(b)                --                 2,898(b)
                                   ---------------     ---------------      ---------------     -----------------

     Operating income (loss)                 1,216              (2,898)               5,116                  (205)

Interest income                                 85                 183                  206                   357
Interest expense                              (754)               (551)              (1,521)                 (795)
                                   ---------------     ---------------      ---------------     -----------------
     Income (loss) before income
      taxes                                    547              (3,266)               3,801                  (643)
Income tax provision (benefit)                 224              (1,344)               1,558                  (269)
                                   ---------------     ---------------      ---------------     -----------------

Net income (loss)                          $   323             $(1,922)             $ 2,243               $  (374)
                                   ===============     ===============      ===============     =================
Basic and diluted net income
 (loss) per share                          $   .04             $  (.22)             $   .26               $  (.04)
                                   ===============     ===============      ===============     =================

(1) Includes the results of Tectrix from the May 21, 1998 acquisition date through June 27, 1998.
(a) Includes $300 of costs related to the Cybex bike and $372 of costs related to the Reactor product line which are considered unusual, nonrecurring or a direct result of the Tectrix acquisition.
(b) Includes $1,435 of costs related to the Cybex bike, $952 of costs related to the Reactor product line and $511 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition.




See notes to the condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                   (in thousands, except share information)

                                                            JUNE 26,     DECEMBER 31,
                                                              1999           1998
                                                          ------------   ------------
                                                           (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                $  2,632       $  1,899
     Accounts receivable, net of allowance
      of $3,422 and $3,336                                      22,774         28,627
     Lease receivables                                             588            694
     Inventories                                                10,241         10,715
     Deferred income taxes                                       5,669          5,669
     Prepaid expenses and other                                  2,653          1,672
                                                          ------------   ------------
          Total current assets                                  44,557         49,276
Property, plant and equipment, net                              21,162         18,467
Lease receivables                                                  472            500
Goodwill, net                                                   30,338         30,208
Deferred income taxes                                            4,957          6,515
Other assets                                                     3,223          2,931
                                                          ------------   ------------
                                                              $104,709       $107,897
                                                          ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                     $  3,895       $  3,752
     Accounts payable                                            5,946          7,610
     Accrued expenses                                           14,491         17,933
     Income taxes payable                                        1,213          1,209
                                                          ------------   ------------
          Total current liabilities                             25,545         30,504
Long-term debt                                                  34,902         35,174
Accrued warranty obligation and other                            2,128          2,291
          Total liabilities                                     62,575         67,969
                                                          ------------   ------------
Stockholders' Equity:
     Common Stock, $.10 par value, 20,000,000 shares
      authorized, 8,894,724 shares issued                          889            889
     Additional paid-in capital                                 44,534         44,549
     Treasury stock, at cost (221,658 and 216,058  shares)      (2,274)        (2,252)
     Retained earnings (accumulated deficit)                    (1,015)        (3,258)
                                                          ------------   ------------
          Total stockholders' equity                            42,134         39,928
                                                          ------------   ------------
                                                              $104,709       $107,897
                                                          ============   ============



See notes to condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                                             SIX MONTHS ENDED
                                                                         -----------------------
                                                                          JUNE 26,      JUNE 27,
                                                                            1999          1998
                                                                          --------     ---------
OPERATING ACTIVITIES:
     Net income (loss)                                                     $ 2,243      $   (374)
     Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                 1,826         1,584
               Non-cash nonrecurring charges                                    --         1,659
               Provision for doubtful accounts                                 356           770
               Deferred income taxes                                         1,556          (379)
               Net change in other operating assets and liabilities           (647)         (880)
                                                                          --------     ---------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                 5,334         2,380
                                                                          --------     ---------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (3,825)       (2,075)
     Cash paid for Tectrix stock, net of cash acquired of $143 and
      including transaction costs of $414                                       --       (21,331)
     Tectrix earn-out payment (see Note 2)                                    (538)           --
                                                                          --------     ---------
                   NET CASH USED IN INVESTING ACTIVITIES                    (4,363)      (23,406)
                                                                          --------     ---------
FINANCING ACTIVITIES:
     Borrowings of term debt                                                    --        25,000
     Repayment of term debt                                                 (1,318)       (9,157)
     Net borrowings under the revolving loan                                 1,100         4,900
     Deferred financing costs                                                   --          (517)
     Purchase of treasury stock                                                (20)         (287)
     Exercise of stock options                                                  --           255
                                                                          --------     ---------
                   NET CASH PROVIDED BY (USED IN) FINANCING
                    ACTIVITIES                                                (238)       20,194

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           733          (832)

CASH AND CASH EQUIVALENTS, beginning of period                               1,899         6,689
                                                                          --------     ---------
CASH AND CASH EQUIVALENTS, end of period                                   $ 2,632      $  5,857
                                                                          ========     =========



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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 26, 1999, are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, Form 10-Q filed for the quarter ended March 27, 1999, Form 8-K filed June 2, 1998 and its proxy statement dated
April 16, 1999.

The three and six month periods ended June 26, 1999 include the results of Tectrix Fitness Equipment, Inc. ("Tectrix") for the entire periods. The three and six month periods ended June 27, 1998 include the results of Tectrix from the May 21, 1998 acquisition date through June 27, 1998. (see Note 2)

NOTE 2 -- MERGERS AND ACQUISITIONS

TECTRIX INC. ACQUISITION

On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition"). The purchase price consisted of cash of $21,060,000, of which $2,670,000 was used to repay Tectrix debt, and a promissory note in the amount of $2,004,000. In addition, the selling stockholders have the right to receive aggregate additional payments of up to $6,349,000 based on Tectrix's post-closing margin performance during the three-year period following the Acquisition. As of December 31, 1998, $538,000 has been earned under this right for the period from the Acquisition date to December 31, 1998. The Acquisition has been accounted for using the purchase method of accounting and the parties have made a Section 338(h)10 election for the Acquisition to be accounted for as an asset purchase for income tax purposes. In order to fund the Acquisition, Cybex entered into a credit agreement, which provided for a term loan of $25,000,000 and revolving loans of up to $26,700,000 (see Note 5).

NOTE 3 -- UNUSUAL AND NONRECURRING MERGER-RELATED COSTS

During the second quarter of 1999, the Company received reimbursements relating to costs associated with the Fuqua matter which were substantially offset by expenses and other charges associated with finalizing this matter as well as other obligations related to the Cybex/Trotter merger.

The second quarter and six months ended June 27, 1998 include unusual and nonrecurring pre-tax costs of $3,570,000 comprised of a charge of $1,735,000, (primarily for fixed assets and inventory write-offs, and warranty provisions related to the Cybex branded bike in connection with the Tectrix acquisition), a charge of $1,324,000 (primarily for the write-off of intangible assets and inventory in connection with the Reactor product line), and a charge of $511,000 (for the write-off of costs which management considers unusual or a direct result of the Tectrix acquisition including deferred financing costs in connection with the Company's refinancing of it's credit agreement).

NOTE 4 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                    JUNE 26,     DECEMBER 31,
                                                      1999           1998
                                                    --------    -------------
             Raw materials                           $ 5,838          $ 5,723
             Work in process                             476            1,251
             Finished goods                            3,927            3,741
                                                    --------    -------------
                                                     $10,241          $10,715
                                                    ========    =============

NOTE 5 -- CREDIT AGREEMENT

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan and a $25,000,000 term loan, replacing its then existing Loan and Security Agreement. In May 1999, the revolver was increased to $30,000,000. The revolver matures in May, 2004 and the term loan matures in December, 2003. Borrowings under both the revolver and term loans bear interest at the Company's option of either Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, adjusted based on the Company's level of compliance with certain financial covenants, as defined.

As of June 26, 1999, $9,000,000 and $24,250,000 were outstanding under the revolver and term loan, respectively. At June 26, 1999, $15,768,000 was available under the revolver, after consideration of $5,232,000 in outstanding standby letters of credit.

Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions, as defined.

NOTE 6 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted income per share computations (in thousands):

                                                        THREE MONTHS  ENDED                       SIX MONTHS ENDED
                                             --------------------------------------     ---------------------------------------
                                               JUNE 26, 1999         JUNE 27, 1998        JUNE 26, 1999         JUNE 27, 1998
                                             -----------------     ----------------     -----------------     -----------------
Shares used in computing basic earnings
 per share                                               8,675                8,664                 8,677                 8,667
Dilutive effect of options                                   2                   --                     1                    --
                                             -----------------     ----------------     -----------------     -----------------
Shares used in computing diluted earnings
 per share                                               8,677                8,664                 8,678                 8,667
                                             =================     =================     =================     =================

NOTE 7 -- PRO FORMA

The following table summarizes the unaudited pro forma combined results of operations for the six months ended June 27, 1998 as if the Acquisition had occurred at the beginning of 1998:


                                                            SIX MONTHS ENDED
                                                            ----------------
                                                             JUNE 27, 1998
                                                            ----------------
Net Sales                                                            $67,594
Net Income (loss) from continuing operations                         $  (368)
Net income (loss) per share from continuing
 operations                                                          $  (.04)
                                                            ================

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

On May 21, 1998, Cybex entered into an agreement with Tectrix Fitness Equipment, Inc. ("Tectrix") and its stockholders whereby Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition").

Results for the three and six months ended June 26, 1999 include the results of Tectrix for the entire period. Results for the three and six months ended June 27, 1998 include the results of Tectrix from the May 21, 1998 acquisition date through June 27, 1998.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 26, 1999 VS. THREE AND SIX MONTHS ENDED JUNE 27, 1998.

NET SALES

Net sales of $27,576,000 for the three months ended June 26, 1999 were relatively level compared to net sales of $27,868,000 for the comparable quarter last year. Net sales for the six months ended June 26, 1999 were $61,015,000 compared to $56,505,000 for the comparable 1998 period. The increase is primarily attributable to the inclusion of Tectrix sales for the entire period in 1999 versus only one month in the 1998 period.

GROSS PROFIT

Gross profit excluding nonrecurring or unusual costs was essentially unchanged for the three months ended June 26, 1999 and June 27, 1998 ($10,529,000 and $10,528,000, respectively). Gross profit, excluding nonrecurring or unusual costs, increased to $24,068,000 from $22,593,000 for the six months ended June 26, 1999 and June 27, 1998, respectively. The increase is due to the inclusion of Tectrix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense decreased to $9,313,000 from $9,856,000 for the three months ended June 26, 1999 and June 27, 1998, respectively. Selling, general and administrative expense decreased to $18,952,000 from $19,228,000 for the six months ended June 26, 1999 and June 27, 1998. These declines are due to continuing cost management efforts.

INTEREST INCOME

Interest income declined for the three months and six months ended June 26, 1999 versus June 27, 1998 to $85,000 from $183,000 and $206,000 from $357,000, respectively, due to lower average cash balances in the 1999 period.

INTEREST EXPENSE

Interest expense increased for the three months and six months ended June 26, 1999 versus June 27, 1998 to $754,000 from $551,000 and $1,521,000 from
$795,000, respectively. The increase is primarily a function of the borrowing related to the May 21, 1998 Tectrix Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $2,632,000 at June 26, 1999 from $1,899,000, at December 31, 1998. For the six months ended June 26, 1999, net cash provided by operating activities was $5,334,000 compared to $2,380,000 for the six months ended June 27, 1998 primarily due to higher earnings.

Cash used in investing activities of $4,363,000 for the six months ended June 26, 1999 resulted primarily from capital expenditures associated with the Company's new Enterprise Resource Planning ("ERP") System.

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan and a $25,000,000 term loan replacing its then existing Loan and Security Agreement. In May 1999, the revolver loan was increased to $30,000,000. At June 26, 1999, there was $15,768,000 available under the revolving loan after consideration of $5,232,000 in outstanding standby letters of credit. Additionally, the Company's finance subsidiary is expected to continue to support working capital requirements through periodic sales of its lease portfolios to third party financial institutions.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged and acquired companies' businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, Form 10-Q for the quarter ended March 27, 1999, Form 8-K filed June 2, 1998 and its proxy statement dated
April 16, 1999.

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

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders of the Company was held on May 18, 1999. At the meeting, action was taken on the following matters:

              1. Joan Carter and Alan H. Weingarten were re-elected as directors of the Company. The terms of office of John Aglialoro, James H. Carll, Kay Knight Clarke, Peter C. Haines, Arthur W. Hicks and Jerry Lee continued after the meeting.

              2. The proposal to amend the Corporation's 1995 Stock Retainer
                 Plan for Non-Employee Directors to reserve an additional 75,000 shares of Common Stock for issuance thereunder was approved.

                 The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

                                                    SHARES          SHARES
                                                     VOTED          VOTED          SHARES      ABSTENTIONS/BROKER
                                                      FOR          AGAINST        WITHHELD          NON-VOTES
                                                -------------   ------------   ------------   --------------------
             1.  Election of Directors
                 Joan Carter                        8,103,084             --         95,450                     --
                 Alan H. Weingarten                 8,098,484             --        100,050                     --

             2.  Approval of Amendment to           8,016,665        146,453             --                 35,416
                 the 1995 Stock Retainer
                 Plan for Non-Employee
                 Directors

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


                                                CYBEX International, Inc.
                                                --------------------------------


                                           By:  /s/ Peter C. Haines
                                                --------------------------------
                        August 10, 1999         Peter C. Haines
                                                President and Chief Executive
                                                 Officer

                                           By:  /s/ William S. Hurley
                                                --------------------------------
                        August 10, 1999         William S. Hurley
                                                Vice President and Chief
                                                 Financial Officer

                                 EXHIBIT INDEX
                                 -------------

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------

        (a)  Exhibits
             --------

             27             Financial Data Schedule.  (Filed herewith)