Form 10-Q
period 1999-09-25
CYBEX INTERNATIONAL INC
filed 1999-11-09
CIK 60876

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ____________________


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                             ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 9/25/99.
                                                -------
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number  0-4538



                           CYBEX International, Inc.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       New York                                11-1731581
------------------------------------------------------  ------------------------
           (State or other jurisdiction of                  (I.R.S. Employer
            incorporation or organization)                Identification No.)



       10 Trotter Drive, Medway, Massachusetts                   02053
------------------------------------------------------  ------------------------
       (Address of principal executive office)                 (Zip Code)

  Registrant's telephone number, including area code         (508) 533-4300
                                                        ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 1, 1999, the Registrant had outstanding 8,673,066 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of Common Stock.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Operations (unaudited) - Three and nine
               months ended September 25, 1999 and September 26, 1998                               3

               Condensed Consolidated Balance Sheets - September 25, 1999 (unaudited) and
               December 31, 1998                                                                    4

               Condensed Consolidated Statements of Cash Flows (unaudited) -- Nine months ended
               September 25, 1999 and September 26, 1998                                            5

               Notes to Condensed Consolidated Financial Statements (unaudited)                     6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                           9

     Item 3.   Quantitative and Qualitative Disclosure about Market Risk                           12

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                   12

     Item 2.   Changes in Securities and Use of Proceeds                                           12

     Item 3.   Defaults Upon Senior Securities                                                     12

     Item 4.   Submission of Matters to a Vote                                                     12

     Item 5.   Other Information                                                                   12

     Item 6.   Exhibits and Reports on Form 8-K                                                    12

Signatures                                                                                         13

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)


                                               Three Months Ended                                Nine Months Ended
                                   ---------------------------------------          ---------------------------------------
                                     September 25,         September 26,              September 25,         September 26,
                                          1999                  1998                       1999                1998(1)
                                   -----------------     -----------------          -----------------     -----------------
Net sales                                    $24,624               $32,089                    $85,639               $88,594
Cost of sales                                 15,790                20,122                     52,737                54,706(a)
                                   -----------------     -----------------          -----------------     -----------------
     Gross profit                              8,834                11,967                     32,902                33,888

Selling, general and
     administrative expenses                  10,198                10,715                     29,150                29,943
Nonrecurring charges                              --                    --                         --                 2,898(b)
                                   -----------------     -----------------          -----------------     -----------------

     Operating income (loss)                  (1,364)                1,252                      3,752                 1,047

Interest income                                   62                   125                        268                   482
Interest expense                                (689)                 (812)                    (2,210)               (1,607)
                                   -----------------     -----------------          -----------------     -----------------
     Income (loss) before income
          taxes                               (1,991)                  565                      1,810                   (78)
Income tax provision (benefit)                  (816)                  237                        742                   (32)
                                   -----------------     -----------------          -----------------     -----------------

Net income (loss)                            $(1,175)              $   328                    $ 1,068               $   (46)
                                   =================     =================          =================     =================

Basic and diluted net income
     (loss) per share                          $(.14)                 $.04                       $.12                 $(.01)
                                   =================     =================          =================     =================

(1) Includes the results of Tectrix from the May 21, 1998 acquisition date. (See Note 2)
(a) Includes $300 of costs related to the Cybex bike and $372 of costs related to the Reactor product line which are considered unusual, nonrecurring or a direct result of the Tectrix acquisition.
(b) Includes $1,435 of costs related to the Cybex bike, $952 of costs related to the Reactor product line and $511 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition.

See notes to the condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                   (in thousands, except share information)

                                                                       September 25,         December 31,
                                                                           1999                  1998
                                                                     -----------------     -----------------
                                                                        (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $     1,838           $     1,899
     Accounts receivable, net of allowance of $3,544 and $3,336                 23,683                28,627
     Lease receivables                                                             785                   694
     Inventories                                                                10,126                10,715
     Deferred income taxes                                                       5,669                 5,669
     Prepaid expenses and other                                                  1,438                 1,672
                                                                     -----------------     -----------------
          Total current assets                                                  43,539                49,276
Property, plant and equipment, net                                              21,656                18,467
Lease receivables                                                                  772                   500
Goodwill, net                                                                   30,079                30,208
Deferred income taxes                                                            5,773                 6,515
Other assets                                                                     3,147                 2,931
                                                                     -----------------     -----------------
                                                                           $   104,966           $   107,897
                                                                     =================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                  $     4,130           $     3,752
     Accounts payable                                                            7,517                 7,610
     Accrued expenses                                                           15,463                17,933
     Income taxes payable                                                          957                 1,209
                                                                     -----------------     -----------------
          Total current liabilities                                             28,067                30,504
Long-term debt                                                                  33,823                35,174
Accrued warranty obligation and other                                            2,125                 2,291
          Total liabilities                                                     64,015                67,969
                                                                     -----------------     -----------------
Stockholders' Equity:
     Common stock, $.10 par value, 20,000,000 shares authorized,
       8,894,724 shares issued                                                     889                   889
     Additional paid-in capital                                                 44,526                44,549
     Treasury stock, at cost (221,658 and 216,058 shares)                       (2,274)               (2,252)
     Retained earnings (accumulated deficit)                                    (2,190)               (3,258)
                                                                     -----------------     -----------------
          Total stockholders' equity                                            40,951                39,928
                                                                     -----------------     -----------------
                                                                           $   104,966           $   107,897
                                                                     =================     =================

See notes to condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (in thousands)
                                  (unaudited)

                                                                                     Nine Months Ended
                                                                      ---------------------------------------------
                                                                         September 25,             September 26,
                                                                             1999                      1998
                                                                      -------------------       -------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                     $        1,068             $         (46)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization                                        2,785                     2,433
               Non-cash nonrecurring charges                                           --                     1,659
               Provision for doubtful accounts                                        504                     1,814
               Deferred income taxes                                                  742                      (219)
               Net change in other operating assets and liabilities                 1,380                    (5,246)
                   (net of effect of the Tectrix acquisition)
                                                                      -------------------       -------------------

                   NET CASH PROVIDED BY OPERATING ACTIVITIES                        6,479                       395
                                                                      -------------------       -------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                           (4,918)                   (5,355)
     Cash paid for Tectrix stock, net of cash acquired of $143 and
        including transaction costs of $414                                            --                   (21,331)
     Tectrix earn-out payment (see Note 2)                                           (538)                       --
                                                                      -------------------       -------------------

                   NET CASH USED IN INVESTING ACTIVITIES                           (5,456)                  (26,686)
                                                                      -------------------       -------------------

FINANCING ACTIVITIES:
     Borrowings of long-term debt                                                      --                    25,000
     Repayment of long-term debt                                                   (2,164)                   (9,400)
     Net borrowings under the revolving loan                                        1,100                    10,400
     Deferred financing costs                                                          --                      (571)
     Purchase of treasury stock                                                       (20)                     (333)
     Exercise of stock options                                                         --                       255
                                                                      -------------------       -------------------

                   NET CASH PROVIDED BY (USED IN) FINANCING
                     ACTIVITIES                                                    (1,084)                   25,351
                                                                      -------------------       -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (61)                     (940)

CASH AND CASH EQUIVALENTS, beginning of period                                      1,899                     6,689
                                                                      -------------------       -------------------

CASH AND CASH EQUIVALENTS, end of period                                   $        1,838             $       5,749
                                                                      ===================       ===================

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 25, 1999, are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, Form 10-Q filed for the quarter ended June 26, 1999 and its proxy statement dated April 16, 1999.

The three and nine month periods ended September 25, 1999 and the three month period ended September 26, 1998 include the results of Tectrix Fitness Equipment, Inc. ("Tectrix") for the entire periods. The nine month periods ended September 26, 1998 include the results of Tectrix from the May 21, 1998 acquisition date through September 26, 1998. (see Note 2)

NOTE 2 -- MERGERS AND ACQUISITIONS

TECTRIX INC. ACQUISITION

On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding Common Stock of Tectrix (the "Acquisition"). The purchase price consisted of cash of $21,060,000, of which $2,670,000 was used to repay Tectrix debt, and a promissory note in the amount of $2,006,000. In addition, the selling stockholders have the right to receive aggregate additional payments of up to $6,349,000 based on Tectrix's post-closing margin performance during the three-year period following the Acquisition. As of December 31, 1998, $538,000 has been earned under this right for the period from the Acquisition date to December 31, 1998. The Acquisition has been accounted for using the purchase method of accounting and the parties have made a Section 338(h)10 election for the Acquisition to be accounted for as an asset purchase for income tax purposes. In order to fund the Acquisition, Cybex entered into a credit agreement, which provides for a term loan of $25,000,000 and revolving loans of up to $26,700,000 which was subsequently increased to $30,000,000 in May 1999. (see Note 5).

NOTE 3 -- UNUSUAL AND NONRECURRING MERGER-RELATED COSTS

During the second quarter of 1999, the Company received reimbursements relating to costs associated with the Fuqua matter which were substantially offset by expenses and other charges associated with finalizing this matter as well as other obligations related to the Cybex/Trotter merger.

The nine months ended September 26, 1998 include unusual and nonrecurring pre-tax costs of $3,570,000 comprised of a charge of $1,735,000, (primarily for fixed assets and inventory write-offs, and warranty provisions related to the Cybex branded bike in connection with the Tectrix acquisition), a charge of $1,324,000 (primarily for the write-off of intangible assets and inventory in connection with the Reactor product line), and a charge of $511,000 (for the write-off of costs which management considers unusual or a direct result of the Tectrix acquisition, including deferred financing costs in connection with the Company's refinancing of its credit agreement).

NOTE 4 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                        September 25,           December 31,
                                            1999                      1998
                                      -----------------       -----------------
          Raw materials                       $   5,407               $   5,723
          Work in process                         1,071                   1,251
          Finished goods                          3,648                   3,741
                                      -----------------       -----------------

                                              $  10,126               $  10,715
                                      =================       =================

NOTE 5 -- CREDIT AGREEMENT

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan and a $25,000,000 term loan that replaced its then existing Loan and Security Agreement. In May 1999, the revolver was increased to $30,000,000. The revolver matures in May, 2004 and the term loan matures in December, 2003. Borrowings under both the revolver and term loans bear interest at the Company's option of either Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, adjusted based on the Company's level of compliance with certain financial covenants, as defined.

As of September 25, 1999, $9,000,000 and $23,500,000 were outstanding under the revolver and term loan, respectively. At September 25, 1999, $15,768,000 was available under the revolver, after consideration of $5,232,000 in outstanding standby letters of credit.

Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions, as defined.

NOTE 6 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations (in thousands):

                                                     Three Months Ended                           Nine Months Ended
                                           --------------------------------------      --------------------------------------
                                             September 25,         September 26,         September 25,         September 26,
                                                 1999                  1998                  1999                  1998
                                           ----------------      ----------------      ----------------      ----------------
Shares used in computing basic earnings
 per share                                            8,673                 8,665                 8,673                 8,666
Dilutive effect of options                              N/A                    33                     4                   N/A
                                           ----------------      ----------------      ----------------      ----------------
Shares used in computing diluted earnings
 per share                                              N/A                 8,698                 8,677                   N/A
                                          =================     =================     =================     =================

For the nine months ended September 25, 1999, options to purchase 678,389 shares of the Company's Common Stock at exercise prices ranging from $5.85 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive.

NOTE 7 -- PRO FORMA

The following table summarizes the unaudited pro forma combined results of operations for the nine months ended September 26, 1998 as if the Acquisition had occurred at the beginning of 1998:

                                                                Nine Months Ended
                                                               September 26, 1998
                                                               ------------------
Net sales                                                                 $99,439
                                                               ==================
Net income                                                                $   163
                                                               ==================
Net income per share                                                      $   .02
                                                               ==================

The pro forma data for the nine months ended September 26, 1998 excludes the results of Tectrix's Virtual Reality product and reflects adjustments for certain duplicate costs, which were a direct result of the Acquisition. The data does not include $1,435,000, or $0.10 per share of nonrecurring charges expensed by the Company in the second quarter of 1998 related to the Cybex bike but includes $2,135,000, or $0.14 per share, of unusual costs primarily related to the elimination of the Reactor product line.

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

Results for the three and nine months ended September 25, 1999 and the three month period ended September 26, 1998 include the results of Tectrix for the entire period. Results for the nine months ended September 26, 1998 include the results of Tectrix from the May 21, 1998 acquisition date through September 26, 1998.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 25, 1999 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1998.

NET SALES

Net sales were $24,624,000 for the three months ended September 25, 1999 compared to net sales of $32,089,000 for the three months ended September 26, 1998. Net sales for the nine months ended September 25, 1999 were $85,639,000 compared to $88,594,000 for the comparable 1998 period. Sales have been effected by a general softness in the market for fitness equipment as well as production delays due to the initial implementation of the Company's Enterprise Resource Planning (ERP) system and delays in the introduction of planned product improvements.

GROSS PROFIT

Gross profit for the three months ended September 25, 1999 and September 26, 1998 was $8,834,000 and $11,967,000, respectively. Gross profit for the nine months ended September 25, 1999 was $32,902,000 compared to $33,888,000 for the comparable 1998 period (net of $672,000 of costs considered unusual or nonrecurring). The change is principally a function of lower sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expense decreased to $10,198,000 from $10,715,000 for the three months ended September 25, 1999 and September 26, 1998, respectively. Selling, general and administrative expense decreased to $29,150,000 from $29,943,000 for the nine months ended September 25, 1999 and September 26, 1998, respectively. These declines are due to continuing cost management efforts through a variety of quality and profit improvement initiatives.

INTEREST INCOME

Interest income declined for the three months and nine months ended September 25, 1999 versus September 26, 1998 to $62,000 from $125,000 and $268,000 from
$482,000, respectively, due to lower average cash balances in the 1999 period.

INTEREST EXPENSE

Interest expense decreased to $689,000 for the three months ended September 25, 1999 from $812,000 for the three months ended September 26, 1998. The decrease is due to lower average debt balances. Interest expense increased to $2,210,000 for the nine months ended September 25, 1999 from $1,607,000 for the nine months ended September 26, 1998. The increase is a result of the 1999 period including a full nine months of the additional borrowing required for the Tectrix acquisition, whereas the corresponding period in 1998 included such additional borrowing only for the portion of the period from and after May 21, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,838,000 at September 25, 1999 compared to $1,899,000, at December 31, 1998. For the nine months ended September 25, 1999, net cash provided by operating activities was $6,479,000 compared to $395,000 for the nine months ended September 26, 1998. The increase of 1999 over 1998 is a result of higher earnings, use of tax loss carryforwards and a reduction in net operating assets employed in 1999 versus an increase in 1998.

Cash used in investing activities of $5,456,000 for the nine months ended September 25, 1999 was primarily due to capital expenditures associated with the Company's new ERP System.

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan and a $25,000,000 term loan replacing the Company's then existing Loan and Security Agreement. In May 1999, the revolving loan was increased to $30,000,000. At September 25, 1999, there was $15,768,000 available under the revolving loan after consideration of $5,232,000 in outstanding standby letters of credit. Additionally, the Company's finance subsidiary is expected to continue to support working capital requirements through periodic sales of its lease portfolios to third party financial institutions.

Management believes that the cash flow from its operations and available borrowings under its line of credit will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

YEAR 2000

The year 2000 computer issue creates certain risks for the Company, including the functionality of internal systems and the availability of key products and services.

Following the 1997 merger with Trotter Inc., the Company performed an analysis of its then current information technology ("IT") and non-information technology systems ("NIT") for manufacturing, finance, sales and marketing and human resources. Such analysis led to a decision in late 1997 to replace all IT systems in their entirety. Commencing in 1998, the Company began the installation of a new ERP System and currently anticipates full implementation in 1999. The Company expects the ERP system to be Year 2000 compliant. In the NIT area, the Company has conducted an analysis of its operations to identify potential year 2000 compliance issues and is in the process of remedial action on an as needed basis.

Committed costs to date related to these replacement programs approximate $6.5 million. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will approximate $7.0 million.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged and acquired companies' businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, Form 10-Q for the quarter ended June 26, 1999 and its proxy statement dated April 16, 1999.

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

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

     ITEM 5.   OTHER INFORMATION
               None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits
                    --------

               10(i) Amended and Restated 1995 Stock Retainer Plan for Nonemployee Directors, dated May 18, 1999, incorporated by reference to the registration statement on Form S-8 (No. 333-79899) filed June 3, 1999.

               10(ii) Non-negotiable secured promissory note dated May 21, 1998 to former Tectrix stockholders from the Company. (Filed herewith)

               27    Financial Data Schedule (Filed herewith)

               (b)   Reports on Form 8-K
                     -------------------
                     On August 27, 1999, the Registrant filed a report on Form 8-K dated August 24, 1999 reporting on the resignation of its Chief Financial Officer

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYBEX International, Inc.
                                       -----------------------------------------


                                    By: /s/ Peter C. Haines
                                       -----------------------------------------
            November 8, 1999            Peter C. Haines
                                        President and Chief Executive Officer

                                    By: /s/ Michael J. Cappiello
                                       -----------------------------------------
            November 8, 1999            Michael J. Cappiello
                                        Corporate Controller
                                        (chief accounting officer)

                                 EXHIBIT INDEX
                                 -------------

     EXHIBIT NO.    DESCRIPTION
     -----------    -----------

          (a)  Exhibits
               --------

               10(i) Amended and Restated 1995 Stock Retainer Plan for Nonemployee Directors, dated May 18, 1999, incorporated by reference to the registration statement on Form S-8 (No. 333-79899) filed June 3, 1999.

               10(ii) Non-negotiable secured promissory note dated May 21, 1998 to former Tectrix stockholders from the Company. (Filed herewith)

               27      Financial Data Schedule.  (Filed herewith)