Form 10-K405
period 1999-12-31
CYBEX INTERNATIONAL INC
filed 2000-03-30
CIK 60876

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

                                                          Commission file number
                                                                          0-4538

                            CYBEX International, Inc.

             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------
                  New York                                 11-1731581
---------------------------------------------     ------------------------------
                                                               (I.R.S.
         (State or other jurisdiction                         Employer
              of incorporation or                          Identification
                 organization)                                  No.)

  10 Trotter Drive, Medway, Massachusetts                    02053
---------------------------------------------     ------------------------------
  (Address of principal executive office)                  (Zip Code)

Registrant's telephone number,
    including area code                                  (508) 533-4300
                                                  ------------------------------
Securities registered pursuant to
      Section 12(b) of the Act:
                                                    Name of each exchange on
            Title of Each Class                         which registered
---------------------------------------------     ------------------------------

        Common Stock, $.10 Par Value                American Stock Exchange
---------------------------------------------     ------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000
                      Common Stock, $.10 Par Value -- $29,906,051
--------------------------------------------------------------------------------
The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2000
                    Common Stock, $.10 Par Value -- 8,699,942 shares
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

General

Cybex International, Inc. (the "Company" or "Cybex"), a New York Corporation, is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix"). Today, all of the Company's products are sold under the brand name "Cybex". The Company operates in one business segment.

On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding common stock of Tectrix (the "Acquisition"). In connection with the Acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, closed Tectrix's Cambridge, Massachusetts research and development facility and has discontinued operations at Tectrix's two international sales offices.

On May 23, 1997, the merger between a wholly-owned subsidiary of Cybex International, Inc. and Trotter Inc. was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. This transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. Trotter was subsequently merged into Cybex effective December 31, 1999.

The Company has a wholly-owned finance subsidiary, Cybex Financial Corp ("CFC"), which provides capital equipment lease financing for the Company's products, primarily to its commercial domestic customer base.

Products

The Company develops, manufactures, and markets premium performance, professional quality, human performance products for the commercial and consumer markets. These products can generally be grouped into two major categories; cardiovascular products and strength systems.

The Company's products are of professional quality and are typically among the best in the category in which they compete, featuring high performance and durability suitable for utilization in health clubs or by professional athletes. Accordingly, the majority of the Company's products are premium-priced.

The contribution to net sales of the Company's product lines over the past three years is as follows (dollars in millions):


                                  1999                 1998                 1997
                           -------------------  -------------------  -------------------
                               Net                 Net                  Net
                              Sales    Percent    Sales     Percent    Sales    Percent
                           ---------  --------  ---------  --------  --------  ---------

  Cardiovascular
  Products                    $62.6        51%     $68.9        54%    $46.2         51%
  Strength Systems             61.2        49       58.7        46      41.4         46
  Isokinetics (1)                --        --         --        --       2.6          3
                           ---------  --------  ---------  --------  --------  ---------
                             $123.8      100%     $127.6      100%     $90.2       100%
                           =========  ========  =========  ========  ========  =========


(1) Represents sales of Cybex isokinetics testing and rehabilitation product lines from the May 23, 1997 Merger date to September 30, 1997, the date the product line was sold.

Cardiovascular Products

The Company's cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. The Company's cardiovascular products include treadmills, bikes, personal climbers and the Hiker. All of the Company's cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user.

Treadmills. The Company has six treadmill models, series 900, 710, 700, 410, 400 and 300. Series 900, 710 and 700 represent products for the commercial market, model 410 represents a product for the light commercial market and models 400 and 300 represent products for the consumer market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, and both preset and customized exercise programs. The electronics also provide displays to indicate program profiles, calories burned, calories per hour, speed, incline, distance, elapsed time and pace. In addition, diagnostic information can be accessed through the computer system which is useful in the maintenance of the product. The commercial models incorporate heart rate monitoring systems while heart rate monitoring is optional (using a Polar (diamond) compatible heart rate transmitter), for the light commercial and consumer models. These six models have list prices ranging from $2,995 to $7,995. In addition, the Company will introduce a new treadmill, the 600T, in the third quarter of 2000. This commercial unit will have new features and programs at a highly competitive price point of $5,995.

Bikes. The Company has two bike models, series 700 and 500, representing commercial and consumer models, respectively, which are available in both upright and recumbent riding positions. The bikes incorporate an ergonomic design, epoxy powder-coat finish and a welded steel frame. The commercial model has a full-featured control console and can be purchased with or without a heart rate monitor. The consumer model has a simplified console suitable for low-support locations. These two products have list prices ranging from $1,995 to $2,895.

Steppers. The Company has four stepper models, series 800, 700, 500 and 400. Series 800, 700 and 500 models represent products for the commercial market while the model 400 represents the product for the consumer market. All models feature a biomechanically correct design, durable epoxy powder-coating and welded steel frames. Models 800 and 700 can be purchased with or without a heart rate monitoring system. The model 800 features an advanced ergonomic handrail design while a traditional design is used in the models 700, 500 and 400 with the 400 model having a simpler console especially suited for outside the health club environment. These four products have list prices ranging from $2,395 to $3,195.

Hiker. The Hiker is a commercial cardiovascular product that has a free stride climbing motion with a natural movement that emphasizes an upper and lower body workout within a natural hiking motion. It features a biomechanically correct design, several pre-programmed operating modes, durable welded structural steel frame and heart rate monitoring. This product has a list price of $3,895.

Strength Training Products

Strength training equipment provides a physical workout by exercising the muscular system. The Company's strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, modular multi-station units, plate loaded equipment, free-weight equipment and a personal gym.

Selectorized Equipment. The Company's selectorized equipment is sold under the trademarks "VR2", "Galileo" and "VR". Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology. The Company currently sells approximately 82 selectorized equipment products with list prices between $1,795 and $5,395. In addition, two new strength products have been introduced in 2000. First, the FT360 which is a functional trainer that is cable-driven and delivers an unlimited range of movements and exercises. This unit targets the personal training and rehabilitation markets and will have a $3,995 list price. Second, a new multi-gym has been introduced for the commercial market, especially hotels, corporate fitness centers, and other small-scale locations. It has three weight stacks and incorporates the biomechanical design characteristics of the selectorized units in the Company's commercial line. The list price is $6,495.

Modular Multi-Station Units. This product line has the advanced design and high performance features of the VR selectorized equipment line while being able to be configured into multiple station design. List price begins at $1,395 and pricing depends on configuration.

Personal Gym. The Company's personal gym features over 30 biomechanically correct exercises. It is made of components including cold-rolled weight stacks and guide rods, fully welded 11 gauge frames, texture powder coating and upholstery. As the personal gym uses considerably less space than multiple selectorized single station equipment, it is sold for home use. This product has a list price of $4,195.

Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple, space efficient products ranging in price from $695 to $2,395. There are approximately 21 plate loaded products.

Free-Weight Equipment. The Company also sells free-weight equipment, including benches, bars, weights and racks. This line is complimented by barbells and plates. The Company offers approximately 29 items of free-weight equipment with list prices ranging from $195 to $1,195.

Customers and Distribution

The Company currently markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and community centers.

The Company distributes its products through independent authorized dealers, its own domestic sales force, international distributors and its e-commerce web site.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and in certain instances commercial sales of the Company's products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company enters into performance standards agreements with its dealers which are designed to assure that the Company brand is properly positioned in the marketplace. The dealers must, in order to qualify as an authorized dealer, maintain a retail showroom, achieve sales and promotional objectives, and have personnel trained to install and service Company products. Today, the Company has approximately 190 active dealers in North America. The Company believes that its current dealer network is adequate to service its targeted markets.

The Company's domestic sales force is comprised of 22 territory managers and two national account managers supported by three regional sales directors and one national account director. The domestic sales force focuses on users such as professional sports teams, university physical education and physiology departments, health clubs, sports medicine clinics and individuals. The Company may also involve its dealers in direct sales and utilize the dealer in the delivery and installation of the product, and in follow-up sales and service. Dealers also receive a fee for providing delivery and installation services.

International sales, excluding Canada, accounted for approximately 20% of the Company's net sales for 1999. The international sales force consists of three regional sales directors, one director of customer relations, and four account representatives. There are approximately 66 independent distributors in 65 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

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

The Company offers lease financing for its products through CFC, its wholly-owned finance subsidiary. The Company periodically enters into agreements to sell lease receivables to financial institutions.

Warranties

The Company promotes its warranty as a statement of the quality of its products, and believes that its warranty helps differentiate the Company's products from those of its competitors. The cardiovascular products have a three year warranty. The various components for strength products are warranted for varying periods of time, up to a lifetime warranty with respect to the structural frame. Warranty expense for the years ended December 31, 1999, 1998 and 1997 was $3,782,000, $5,315,000, and $3,269,000, respectively.

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

Product Development

Research and development expense for the years ended December 31, 1999, 1998 and 1997 was $4,816,000, $3,479,000 and $2,616,000, respectively. At December 31,
1999, the Company had the equivalent of 41 employees engaged in ongoing research and development programs. The Company's development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and bio-mechanically correct, durable exercise equipment.

Manufacturing and Supply

The Company maintains three facilities of which two are integrated manufacturing facilities which are equipped to perform certain fabrication, welding, grinding, assembly and finishing of its products while the third is used to assemble components. The Company believes that its facilities provide the Company with proper control over product quality and cost and shortened delivery time.

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

The Company assembles bike and stepper cardiovascular products in its facility located in Irvine, California. Purchased components include prefabricated steel, alternators, molded or extruded plastics, milled products, circuit boards for computerized controls and upholstery. The electronics are specifically designed by the Company for use in the Company's products and all electrical components are made to the Company's specifications.

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

Employees

On February 28, 2000, the Company employed 628 persons on a full-time basis. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

Available Information

The Company files reports electronically with the Securities and Exchange Commission. Forms 10-Q, 10-K, Proxy Statements and other information can be viewed at http://www.sec.gov. The Company maintains it's own web site which can be viewed at http://www.eCybex.com.

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

The Company's manufacturing facilities in Medway, Massachusetts and Owatonna, Minnesota are equipped to perform fabrication, machining, welding, grinding, assembly and powder coating of its products. The Irvine, California facility is designed for assembly of purchased parts. The Company believes that its facilities provide adequate capacity for its operations for the foreseeable future, and the facilities are well maintained and kept in good repair.

Additional information concerning the financing of the Company's owned facilities is described in Note 5 to the Company's consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

As a manufacturer of fitness products, the Company is inherently subject to the hazards of product liability litigation, however, the Company has maintained, and expects to continue to maintain, insurance coverage which the Company believes is adequate to protect against these risks.

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company's wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. In accordance with Pennsylvania practice, the complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleges that the closure of the Sharpsville facility was wrongful, wrongful termination of the individual plaintiff's employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The complaint seeks specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability. It has further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff. The Company intends to vigorously defend this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

SPECIAL ITEM.     EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 1, 2000 were as follows:

Name                        Age    Position
----                        ---    --------
Peter C. Haines ........    49...  President and Chief Executive Officer
Robert M. Hodges .......    53...  Vice President, Manufacturing and Development
Gary S. Rosenfield .....    42...  Senior Vice President, Sales and Marketing
Karen A. Slein .........    42...  Vice President - Human Resources
Michael T. Sweeney .....    46...  Vice President - Technology and Development
Thor T. Wallace ........    41...  Vice President and Chief Information Officer
Paul O. Webber III .....    39...  Vice President and Chief Financial Officer

Mr. Haines has served as the Company's President and Chief Executive Officer since the 1997 Merger date. Prior to the Merger, he was employed by Trotter since 1980, serving as the President of Trotter since 1983, and acting as its Sales and Marketing Manager from 1980 to 1983. Prior to such time, he served as Import/Export Manager for Donley Manufacturing for three years.

Mr. Hodges has served as the Company's Vice President of Manufacturing and Development since February 2000. From 1995 to 2000, he was the Group Senior General Managing Director for the Molded Products, Actuated Systems and Linear Guides Divisions at Thomson Industries, Inc. Prior to Thomson Industries, he held various management positions in engineering and manufacturing at Pratt & Whitney, a Division of United Technologies Corporation for 25 years.

Mr. Rosenfield has served as the Company's Senior Vice President Sales and Marketing since May 1999. From 1987 to 1999, he was Vice President, Marketing and Product Management for the Price Pfister Division of Black and Decker Corporation. Prior to Black and Decker, he held various management positions at Converse, Inc. for seven years.

Ms. Slein has served as the Company's Vice President of Human Resources since the 1997 Merger date. She joined Trotter in 1995 as Manager of Human Resources and was promoted to Director of Human Resources in 1996. From 1992 to 1995, she was Director of Human Resources for EcoScience, a publicly traded biotechnology company. Prior to that, she spent seven years as Manager of Administration for New England Shrimp Company.

Mr. Sweeney has served as the Company's Vice President of Technology and Development since December 1998 and as Chief of Operations, Irvine Development Group, from May to December 1998. He served as the President and Chief Executive Officer of Tectrix from its inception in 1988 until its sale to the Company in May 1998. Prior to such time he was employed by Unisen Inc. for eleven years, initially as an engineer and subsequently as Vice President Manufacturing for eight years. He will be leaving the Company effective March 31, 2000.

Mr. Wallace has served as the Company's Vice President and Chief Information Officer since April 1999. From 1993 to 1999, he was Vice President of Information Systems at Kronos, Incorporated. Prior to Kronos, he was a management consultant at Ernst & Young for ten years.

Mr. Webber has served as the Company's Vice President and Chief Financial Officer since January 2000. From 1997 to 1999, he was Senior Vice President of Finance and Operations at Tretorn of North America, Inc. Prior to that, from 1990 to 1997, he held various management positions at Etonic, Inc., including Senior Vice President of Finance and Operations. He received his C.P.A. certificate in 1988 from the Commonwealth of Massachusetts.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common shares are traded on the American Stock Exchange (Amex). The Company's Amex symbol is CYB.

The following table shows the high and low market prices as reported by the
Amex:

                                       1999                      1998
                                       ----                      ----
Calendar                        High          Low          High          Low
--------                        ----          ---          ----          ---
First Quarter ............     $5.625       $4.000       $14.375       $11.500
Second Quarter ...........      5.625        3.750        13.250         8.500
Third Quarter ............      5.000        3.438         9.250         6.000
Fourth Quarter ...........      3.750        2.000         6.750         3.840

As of February 29, 2000 there were approximately 468 common shareholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

On December 31, 1999, in accordance with the Board compensation policy, the Company issued 5,000 shares of its common stock to John Aglialoro for serving as Chairman of the Board of Directors. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

The Company's ability to pay dividends is limited to 50% of its net income, by the terms of its financing arrangements with its principal lender. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business, and the Company does not anticipate paying any cash dividends in the immediate future.

ITEM 6.     SELECTED FINANCIAL DATA

The following information has been extracted from the Company's consolidated financial statements for the five years ended December 31, 1999. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this report.

                                                   Year Ended December 31
                             -------------------------------------------------------------------
                                1999       1998(a)         1997(b)          1996          1995
                             ---------    ---------       ---------       ---------    ---------
                                     (in thousands, except per share data)
Statement of Operations
Data:
Net sales                    $ 123,753    $ 127,575       $  90,234       $  47,605    $  43,719
Cost of sales                   74,355       77,705(c)       54,101(e)       29,541       27,860
                             ---------    ---------       ---------       ---------    ---------
   Gross profit                 49,398       49,870          36,133          18,064       15,859
Selling, general and
  administrative
  expenses                      40,015       40,280          35,069(f)       13,797       12,762

Nonrecurring charges                --    5,898 (d)           7,134(g)           --           --
                             ---------    ---------       ---------       ---------    ---------

   Operating income (loss)       9,383        3,692          (6,070)          4,267        3,097
Interest income                    434          723             427              49            4
Interest expense                (3,034)      (2,405)         (1,188)         (1,004)        (260)
                             ---------    ---------       ---------       ---------    ---------
   Income (loss) before
      income taxes               6,783        2,010          (6,831)          3,312        2,841
Income tax provision
   (benefit)                     2,781          992          (1,586)          1,344        1,171
                             ---------    ---------       ---------       ---------    ---------
Net income (loss)            $   4,002    $   1,018(h)    $  (5,245)(i)   $   1,968    $   1,670
                             =========    =========       =========       =========    =========

Basic earnings (loss) per
   share                     $     .46    $     .12(h)    $    (.76)(i)   $     .46    $     .39
                             =========    =========       =========       =========    =========

Diluted earnings (loss)
   per share                 $     .46    $     .12(h)    $    (.76)(i)   $     .45    $     .38
                             =========    =========       =========       =========    =========

(a) 1998 includes the results of Tectrix from the May 21, 1998 acquisition date.
(b) 1997 includes the results of Trotter plus the results of Cybex from the May 23, 1997 merger date.
(c) Includes $300 of costs related to the Cybex bike and $372 of costs related to the elimination of the Reactor product line, both of which are considered unusual or nonrecurring.
(d) Includes $3,000 of costs related to the Fuqua litigation, $1,435 of costs related to the Cybex bike, $952 of costs related to the elimination of the Reactor product line and $511 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition.
(e) Includes $2,375 of costs considered unusual or nonrecurring, or a direct result of the Cybex/Trotter merger.
(f) Includes $4,599 of costs considered unusual or nonrecurring, or a direct result of the Cybex/Trotter merger.
(g) Includes $2,734 of costs related to the Sharpsville plant closure, a $2,500 charge for acquired research and development and a $1,900 charge related to the arbitrator's decision in connection with the dispute with Fuqua.
(h) Includes $6,570 of pre-tax charges ($3,958, or $.45 per share, on an after-tax basis) for nonrecurring or acquisition-related costs comprised of the items listed in (c) and (d) above.
(i) Includes $14,108 of pre-tax charges ($9,465, or $1.36 per share, on an after-tax basis) for nonrecurring or merger-related costs comprised of the items listed in (e), (f) and (g) above.

                                                     December 31
                                 ----------------------------------------------------
                                   1999       1998       1997       1996       1995
                                 --------   --------   --------   --------   --------
                                               (in thousands)
Balance Sheet Data:
Working capital                  $ 20,470   $ 18,772   $ 19,013   $  4,205   $  5,206
Total assets                      104,778    107,897     78,725     20,367     21,067
Long-term debt                     36,364     38,926     13,639     11,369     14,825
Stockholders' equity (deficit)     44,004     39,928     38,908      1,396       (572)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged and acquired companies businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission including this Form 10-K and its proxy statement dated April 16, 1999.

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

On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding common stock of Tectrix (the "Acquisition"). In connection with the Acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, closed its Cambridge, Massachusetts research and development facility and has discontinued operations at Tectrix's two international sales offices.

On May 23, 1997, the merger between a wholly-owned subsidiary of Cybex and Trotter was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. This transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. Trotter was merged into Cybex effective December 31, 1999.

RESULTS OF OPERATIONS

In connection with the Acquisition in May 1998 and the Merger in May 1997, the Company has incurred unusual and nonrecurring charges for the years ended December 31, 1998 and 1997.

Pre-tax unusual or nonrecurring charges for the year ended December 31, 1998 totaled $6,570,000, ($3,958,000, or $.45 per share on an after-tax basis) related to the acquisition and integration of Tectrix, the elimination of the Reactor product line and the Fuqua litigation settlement. Pre-tax unusual or nonrecurring charges for the year ended December 31, 1997 totaled $14,108,000, ($9,465,000, or $1.36 per share on an after-tax basis) resulting from plant closures, acquired research and development, the Fuqua arbitration settlement and other costs considered unusual or a direct result of the Merger. The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales, exclusive of unusual or nonrecurring Acquisition-related and Merger-related charges.

                                                     Year Ended December 31
                                              ----------------------------------
                                                1999         1998         1997
                                                ----         ----         ----

Net sales                                        100%         100%         100%
Cost of sales                                     60           60           57
                                                ----         ----         ----
Gross profit                                      40           40           43
 Selling, general and
   administrative expenses                        32           32           34
                                                ----         ----         ----
Operating income                                   8            8            9
Interest expense (net)                            (2)          (1)          (1)
                                                ----         ----         ----

Income before income taxes                         6%           7%           8%
                                                ====         ====         ====

NET REVENUES

Cybex's net revenues decreased $3,822,000, or 3%, to $123,753,000 in 1999, compared with a $37,341,000,or

41% increase, in 1998. The decrease in 1999 was primarily attributable to a decrease in demand of the Company's cardiovascular products of $6,300,000, or 9%, to $62,600,000. This was offset primarily by a $2,500,000, or 4% increase, to $61,200,000 in strength training products where the Company believes it is the leader in terms of market share. The decline in the sale of cardiovascular products was primarily attributable to the lack of new products. The Company has introduced a new treadmill line and will introduce additional cardiovascular products in 2000. In addition, some instability in the sales organization during the first half of 1999 lead to a reduced pipeline of orders for the third quarter. Subsequently, a new distribution model and sales organization structure was implemented which lead to the significantly improved order rate in the fourth quarter. Sales in all product lines suffered the effects of the implementation in 1999 of a new Enterprise Resource Planning System ("ERP"), which management believes cost the Company lost sales to the competition and is reflected in the Company's poor third quarter performance. Significant improvements have been made with the ERP system and are in part reflected in the improved performance in the fourth quarter. The increase in net revenues in 1998 over 1997 was primarily attributable to the Merger and Acquisition of Trotter, Cybex and Tectrix. The 1998 period included a full year of Cybex sales and seven months of Tectrix sales while the 1997 period included a full year of Trotter sales and only seven months of Cybex sales.

Revenues outside the U.S. and Canada represented 20% in 1999, 18% in 1998 and 18% in 1997 of total net revenues.

GROSS MARGIN

Gross margin, before nonrecurring charges, was 40% in 1999, compared with 40% and 43% in 1998 and 1997, respectively. The Company was able to maintain margins in 1999 despite lower sales, primarily attributable to lower warranty and overhead costs. The warranty costs decreased as a result of the improvement in the management of the warranty program as well as the formation of a quality assurance team. Between 1997 and 1998 the gross margin decreased due primarily to higher warranty costs in 1998 and the inclusion of the results of Tectrix, which had historically lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $265,000 or 1%, in 1999 to $40,015,000 compared with an increase of $5,211,000, or 15%, in 1998. As a percentage of net revenues, these expenses were 32%, 32%, and 39% in 1999, 1998, and 1997 respectively. Product development expenses increased by $1,337,000, or 38% in 1999, to $4,816,000 to fuel the creation of new products planned for 2000. Investments were also made in international sales and marketing and computer information systems. These increases were offset by decreases in shipping, selling and customer service expenses. Between 1997 and 1998 the selling expenses increased due primarily to the Merger and Acquisition. The decline in expenses as a percentage of net revenues was a result of cost containment programs and synergies from the Merger and Acquisition.

NONRECURRING CHARGES

Nonrecurring charges represent charges for merger and acquisition related costs. See Note 4 of the "Notes to Consolidated Financial Statements" for additional information.

INTEREST EXPENSE

Net interest expense increased by $918,000, or 55%, in 1999 to $2,600,000 compared to an increase of $921,000, or 121%, in 1998 primarily attributable to borrowings incurred in connection with the Merger and Acquisition.

INCOME TAXES

The effective tax rates were 41%, 49% and 23% for 1999, 1998 and 1997, respectively. The 1999 and 1998 tax rates exceed statutory rates due to the impact of permanent differences of primarily non-deductible goodwill amortization. The 1997 rate is below statutory rates due primarily to the write-off of acquired in-process research and development, which is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

In 1999, the Company generated $5,129,000 cash from operating activities and received $2,836,000 from the proceeds of the sale of lease receivables. The Company invested $6,060,000 in property, plant and equipment, paid out $538,000 pursuant to the Tectrix earn out and paid down the long-term debt by $3,753,000.

In 1998, the Company used $1,855,000 in operating activities, received $3,252,000 from the proceeds of the sale of lease receivables and had net borrowings from the bank of $22,801,000. This cash was used to purchase the stock of Tectrix for $21,331,000 and invest in property, plant and equipment for $7,659,000.

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan which increased to $30,000,000 in May 1999, and a $25,000,000 term loan replacing its existing Loan and Security Agreement. At December 31, 1999, there was $15,768,000 available under the revolving loan. The Company's debt-to-equity ratio declined to .83-to-1 at December 31, 1999 from 0.97-to-1 at December 31, 1998. Additionally, the Company's finance subsidiary is expected to continue to support working capital requirements through periodic sales of its lease portfolios to third party financial institutions.

Management believes that the cash flow from its operations and available borrowings under its line of credit will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

YEAR 2000

The year 2000 computer issue creates certain risks for the Company, including the functionality of internal systems and the availability of key products and services.

Following the 1997 Merger, the Company performed an analysis of its then current information technology ("IT") and non-information technology systems ("NIT") for manufacturing, finance, sales and marketing and human resources. Such analysis led to a decision in late 1997 to replace all IT systems in their entirety. Commencing in 1998, the Company began the installation of a new ERP System. In the NIT area, the Company conducted an analysis of its operations to identify potential problems and implemented remedial action on an as needed basis.

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

                                                  Expected Maturity Date
                             -----------------------------------------------------------------
                                                       December 31,
                             -----------------------------------------------------------------
                                   2000              2001              2002              2003             2004          Thereafter
                             --------------    --------------    --------------    --------------   --------------   --------------
Debt obligations
     Long-term debt:
     Fixed rate              $      322,000    $    2,242,000                --                --               --               --
     Weighted average
         interest rate                 9.07%             5.97%               --                --               --               --

     Variable rate           $    4,300,000    $    5,300,000    $    6,300,000    $    7,300,000   $    9,400,000   $    1,200,000
     Weighted average
         interest rate                 7.01%             7.16%             7.13%             7.26%            7.70%            3.14%

Interest rate derivatives

Variable to fixed:
     Notional amount         $   18,000,000    $   13,000,000    $    7,000,000                --               --               --
     Average pay rate
         (fixed)                       5.04%             5.04%             5.04%               --               --               --
     Average receive
         rate (variable)               5.24%             5.36%             5.29%               --               --               --





                                     Total          Fair Value
                                --------------    --------------
Debt obligations
     Long-term debt:
     Fixed rate                 $    2,564,000    $    2,564,000
     Weighted average
         interest rate                    6.36%               --

     Variable rate              $   33,800,000    $   33,800,000
     Weighted average
         interest rate                    7.10%               --

Interest rate derivatives

Variable to fixed:
     Notional amount                        --                --
     Average pay rate
         (fixed)                            --                --
     Average receive
         rate (variable)                    --                --

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants...................................F-2
Consolidated Financial Statements:
    Consolidated Balance Sheets............................................F-3
    Consolidated Statements of Operations..................................F-4
    Consolidated Statements of Stockholders' Equity........................F-5
    Consolidated Statements of Cash Flows..................................F-6
    Notes to Consolidated Financial Statements.............................F-7
Consolidated Financial Statement Schedule:
    II.  Valuation and Qualifying Accounts.................................S-1

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cybex International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybex International, Inc. (a New York Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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


                                                Arthur Andersen LLP


Philadelphia, Pennsylvania
   February 18, 2000


                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)

                                                                  December 31,
                                                            ----------------------
                                                               1999         1998
                                                            ---------    ---------
ASSETS
Current Assets:
     Cash and cash equivalents                              $     565    $   1,899
     Accounts receivable, net of allowance of
        $4,475 and $3,336                                      29,004       28,627
     Lease receivables                                            509          694
     Inventories                                                8,080       10,715
     Deferred income taxes                                      7,449        5,669
     Prepaid expenses and other                                 1,774        1,672
                                                            ---------    ---------
          Total current assets                                 47,381       49,276
Property, plant and equipment, net                             21,907       18,467
Lease receivables                                                 659          500
Goodwill, net                                                  29,713       30,208
Deferred income taxes                                           1,965        6,515
Other assets                                                    3,153        2,931
                                                            ---------    ---------
                                                            $ 104,778    $ 107,897
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                   $   4,622    $   3,752
     Accounts payable                                          10,163        7,610
     Accrued expenses                                          11,216       17,933
     Income taxes payable                                         910        1,209
                                                            ---------    ---------
          Total current liabilities                            26,911       30,504
Long-term debt                                                 31,742       35,174
Accrued warranty obligation                                     2,121        2,291
                                                            ---------    ---------
          Total liabilities                                    60,774       67,969
                                                            ---------    ---------
Commitments and contingencies (Notes 3, 10 and 13)
Stockholders' Equity:
  Common stock, $.10 par value,
     20,000,000 shares authorized,
     8,916,600 and 8,894,724 shares issued                        892          889
  Additional paid-in capital                                   44,627       44,549
  Treasury stock, at cost (216,658 and 216,058 shares)         (2,259)      (2,252)
     Retained earnings (accumulated deficit)                      744       (3,258)
                                                            ---------    ---------
          Total stockholders' equity                           44,004       39,928
                                                            ---------    ---------
                                                            $ 104,778    $ 107,897
                                                            =========    =========

             The accompanying notes are an integral part of these statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                               Year Ended December 31,
                                      ------------------------------------------
                                         1999          1998(1)        1997(2)
                                      ------------   ------------   ------------


Net sales                             $ 123,753    $ 127,575       $  90,234
Cost of sales                            74,355       77,705(a)       54,101(c)
                                      ---------    ---------       ---------
     Gross profit                        49,398       49,870          36,133
Selling, general and administrative
  expenses                                 40,015       40,280        35,069(d)
Nonrecurring charges                         --        5,898(b)        7,134(e)
                                      ---------    ---------       ---------
     Operating income (loss)              9,383        3,692          (6,070)
Interest income                             434          723             427
Interest expense                         (3,034)      (2,405)         (1,188)
                                      ---------    ---------       ---------
Income (loss) before income taxes         6,783        2,010          (6,831)
Income tax provision (benefit)            2,781          992          (1,586)
                                      ---------    ---------       ---------
Net income (loss)                     $   4,002    $   1,018       $  (5,245)
                                      =========    =========       =========
Basic earnings (loss) per share       $     .46    $     .12       $    (.76)
                                      =========    =========       =========
Diluted earnings (loss) per share     $     .46    $     .12       $    (.76)
                                      =========    =========       =========

(1) 1998 includes the results of Tectrix from the May 21, 1998 acquisition date (see Note 1).
(2) 1997 includes the results of Trotter plus the results of Cybex from the May 23, 1997 merger date (see Note 1).
(a) Includes $300 of costs related to the Cybex bike and $372 of costs related to the elimination of the Reactor product line, both of which are considered unusual or nonrecurring (see Note 4).
(b) Includes $3,000 of costs related to the Fuqua litigation, $1,435 of costs related to the Cybex bike, $952 of costs related to the elimination of the Reactor product line and $511 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition (see Notes 3 and 4).
(c) Includes $2,375 of costs considered unusual or nonrecurring, or a direct result of the Cybex / Trotter Merger (see Note 4).
(d) Includes $4,599 of costs considered unusual or nonrecurring, or a direct result of the Cybex / Trotter Merger (see Note 4).
(e) Includes $2,734 of costs related to the Sharpsville plant closure, a $2,500 charge for acquired research and development and a $1,900 charge related to the arbitrator's decision in connection with the dispute with Fuqua (see Notes 3 and 4).

             The accompanying notes are an integral part of these statements.

                        CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      (in thousands)


                                                                                                          Retained         Total
                                                        Common Stock         Additional                   Earnings         Stock-
                                                  ---------------------        Paid-in       Treasury    (Accumulated      holders'
                                                      Share      Amount        Capital         Stock       Deficit)        Equity
                                                  --------      --------      --------       --------     --------       --------
Balance, December 31, 1996 .................         4,273      $    427      $     --       $     --     $    969       $  1,396
     Merger between Trotter Inc. ...........
         and Cybex International, Inc. .....         4,512           451        43,448         (1,442)          --         42,457
     Exercise of stock options .............            60             6           643           (486)          --            163
     Common stock issued to
         Directors .........................             9             1            98             38           --            137
     Net loss ..............................            --            --            --             --       (5,245)        (5,245)
                                                  --------      --------      --------       --------     --------       --------
Balance, December 31, 1997 .................         8,854           885        44,189         (1,890)      (4,276)        38,908
     Exercise of stock options .............            33             3           325            (70)          --            258
     Common stock issued to
         Directors .........................             8             1            35             21           --             57
     ESOP distribution .....................            --            --            --           (313)          --           (313)
     Net income ............................            --            --            --             --        1,018          1,018
                                                  --------      --------      --------       --------     --------        --------
Balance, December 31, 1998 .................         8,895           889        44,549         (2,252)      (3,258)        39,928
     Common stock issued to
         Directors .........................            22             3            55             14           72
     ESOP distribution .....................            --            --           (15)           (21)          --            (36)
     Other .................................            --            --            38             --           --             38
     Net income ............................            --            --            --             --        4,002          4,002
                                                  --------      --------      --------       --------     --------       --------
Balance, December 31, 1999 .................         8,917      $    892      $ 44,627       $ (2,259)    $    744       $ 44,004
                                                  ========      ========      ========       ========     ========       ========

             The accompanying notes are an integral part of these statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                                                                      Year Ended December 31,
                                                                                             ---------------------------------------
                                                                                                1999           1998           1997
                                                                                             --------       --------       --------
OPERATING ACTIVITIES:
     Net income (loss)                                                                       $  4,002       $  1,018       $ (5,245)
     Adjustments to reconcile net income (loss) to net cash provided by (used
        in) operating activities:
         Depreciation and amortization                                                          4,064          3,241          2,324
         Deferred income taxes                                                                  2,781            992         (2,620)
         Provisions for losses on accounts and lease receivables                                  519          1,683          2,071
         Write-off of intangibles, fixed assets and in-process research and
            development                                                                            --          1,659          4,877
         Changes in operating assets and liabilities, net of effect of the
            Cybex/Trotter merger and Tectrix acquisition:
              Accounts receivable                                                                (896)        (4,601)        (1,084)
              Lease receivables                                                                (2,810)        (2,246)          (678)
              Inventories                                                                       2,635            421           (602)
              Prepaid expenses and other                                                         (515)           397          1,972
              Accounts payable, accrued liabilities and other liabilities                      (4,651)        (4,419)        (3,316)
                                                                                             --------       --------       --------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    5,129         (1,855)        (2,301)
                                                                                             --------       --------       --------

INVESTING ACTIVITIES:
     Purchases of property, plant  and equipment                                               (6,060)        (7,659)        (1,610)
     Cash acquired in Cybex/Trotter Merger, net of transaction costs of $1,645                     --             --            705
     Cash paid for Tectrix stock, net of cash acquired of $143 and including
         transaction costs of $414                                                                 --        (21,331)            --
     Cash paid under Tectrix earn out                                                            (538)
     Proceeds from sale of acquired assets held for sale, net                                      --             --          6,837
                                                                                             --------       --------       --------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (6,598)       (28,990)         5,932
                                                                                             --------       --------       --------

FINANCING ACTIVITIES:
     Proceeds from the sale of lease receivables                                                2,836          3,252          4,288
     Proceeds from long-term debt                                                                  --         25,000             --
     Principal payments of long-term debt                                                      (3,753)        (9,528)        (2,886)
     Net borrowings under revolving loan                                                        1,100          7,900             --
     Deferred financing costs                                                                     (41)          (571)          (125)
     Purchase of treasury stock from ESOP                                                          (7)          (313)            --
     Exercise of stock options                                                                     --            315            125
                                                                                             --------       --------       --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                135         26,055          1,402
                                                                                             --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (1,334)        (4,790)         5,033
CASH AND CASH EQUIVALENTS, beginning of year                                                    1,899          6,689          1,656
                                                                                             --------       --------       --------

CASH AND CASH EQUIVALENTS, end of year                                                       $    565       $  1,899       $  6,689
                                                                                             ========       ========       ========

        The accompanying notes are an integral part of these statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

NOTE 1-BACKGROUND AND BASIS OF PRESENTATION

Cybex International, Inc. (the "Company" or "Cybex"), a New York Corporation, is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix"). The Company operates in a single business segment.

On May 21, 1998, Cybex entered into an agreement (the "Agreement") with Tectrix and its stockholders whereby Cybex acquired all of the outstanding common stock of Tectrix (the "Acquisition"). The purchase price consisted of cash of $21,060,000, of which $2,670,000 was used to repay Tectrix debt, and a promissory note in the amount of $2,006,000. In addition, the selling stockholders have the right to receive aggregate additional payments of up to $6,600,000 based on Tectrix's post-closing margin performance during the three-year period following the Acquisition. As of December 31, 1999, $538,000 has been earned and $1,737,000 has been forfeited under this right for the period from the Acquisition date to December 31, 1999. Amounts earned under this arrangement are recorded as additional purchase price. The Acquisition has been accounted for using the purchase method of accounting and the parties have made a Section 338(h)10 election for the Acquisition to be accounted for as an asset purchase for income tax purposes. In order to fund the Acquisition, Cybex entered into a credit agreement, which provides for a term loan of $25,000,000 and revolving loans of up to $26,700,000 which was subsequently increased to $30,000,000 in May 1999 (see Note 5).

In connection with the Acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, closed its Cambridge, Massachusetts research and development facility and has discontinued operations at Tectrix's two international sales offices. The costs associated with the discontinuance of the Virtual Reality and treadmill product lines, as well as the exit costs of the international sales offices, have been included in the application of purchase accounting by the Company. The Company also discontinued the manufacture of Cybex branded bikes in connection with the Acquisition, thereby eliminating a duplicate product line. The costs to discontinue the Cybex bike were charged to the statement of operations in the second quarter of 1998 (see Note 4).

On May 23, 1997, the merger between a wholly-owned subsidiary of Cybex and Trotter was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. This transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. Pursuant to the terms of the Merger, 4,273,056 shares of the Company's common stock were issued to a subsidiary of UM Holdings, Ltd. (UM)., the sole stockholder of Trotter, in exchange for all of the issued and outstanding Trotter shares. Additionally, options to purchase Trotter shares were converted to options to purchase 436,920 shares of Company common stock, using the exchange ratio implied in the Merger of 1.1244884-to-1.0. All historical share amounts have been retroactively adjusted to reflect the exchange. The purchase price of the Merger was $44,102,000, which consists of the $42,457,000 market value of Cybex common stock (4,381,555 shares outstanding multiplied by the $9.69 per share five day average share price ending December 31, 1996) and transaction costs of $1,645,000.

The following table summarizes the unaudited pro forma combined results of operations for the year ended December 31, 1998 as if the Acquisition had occurred on January 1, 1998. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented:

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BACKGROUND AND BASIS OF PRESENTATION (continued)

                                          Year Ended December 31,
                                                    1998
                                              --------------
                                               (unaudited)
Net sales                                     $138,466,000
Operating income                                 7,930,000
Net income                                       3,111,000
Basic and diluted earnings per share                   .36
Shares used in computing earnings per share      8,671,000

The pro forma data for the year ended December 31, 1998 excludes net sales, cost of sales and other direct costs associated with the Tectrix Virtual Reality product and other adjustments as a direct result of the Acquisition. The data does not include $1,435,000, ($832,000, or $0.10 per share on an after-tax basis) of nonrecurring charges expensed by the Company in the second quarter of 1998 related to the Cybex bike and $3,000,000, ($1,740,000, or $0.20 per share on an after-tax basis) of nonrecurring charges expensed by the Company in the fourth quarter of 1998 related to the Fuqua litigation settlement (see Note 3) but includes $2,135,000, ($1,238,000, or $0.16 per share on an after-tax basis), of unusual costs primarily related to the elimination of the Reactor product line.

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Costs include materials, labor and manufacturing overhead. Inventories are summarized as follows (in thousands):

                                      December 31,
                               ------------------------
                                  1999         1998
                               -----------   ----------

         Raw materials           1,478,000    5,723,000
         Work in process         1,297,000    1,251,000
         Finished goods        $ 5,305,000  $ 3,741,000
                               -----------   ----------
                               $ 8,080,000  $10,715,000
                               ===========  ===========

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Internal Software Costs

Under the provisions of Statement of Position ("SOP") 98-1, the Company capitalizes certain costs associated with software for internal use. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include external direct costs of hardware, software and services and payroll and payroll-related expenses for employees who are directly associated with developing and implementing internal use software. For the years ended December 31, 1999 and 1998, the Company capitalized $3,651,000 and $3,918,000, respectively, of costs associated with a new ERP System, including $681,000 of internal costs in 1999. Such costs are included within property and equipment and are being amortized over seven years.

Impairment of Long-Lived Assets

The Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful lives of long-lived assets and intangible assets, including goodwill, may warrant revision or that the remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related future undiscounted cash flow in measuring whether the asset should be written down to fair value. As of December 31, 1999, management believes that no revision to the remaining useful lives or write-down of such assets is required.

Goodwill

Goodwill is being amortized over periods ranging from 30 to 40 years. As of December 31, 1999 and 1998, accumulated amortization was $2,558,000 and $1,500,000, respectively. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $1,058,000, $774,000 and $293,000, respectively.

Other Assets

At December 31, 1999, other assets include recoverable income taxes, deferred financing costs, prepaid insurance, intangibles and other long-term deposits. Amortization expense of other intangibles were $320,000, $320,000 and $417,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Deferred Financing

In connection with the financing described in Note 5, the Company has capitalized debt issuance costs consisting of brokerage and legal fees, totaling $552,000, which are included as other assets at December 31, 1999. The Company is amortizing these costs on a straight line basis which approximates the effective interest rate method over the term of the related debt. Accumulated amortization was $164,000 and $104,000 for the years ended December 31, 1999 and 1998, respectively. Amortization expense was $105,000 and $104,000 for the years ended December 31, 1999 and 1998, respectively.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt instruments. The book values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of December 31, 1999, the carrying values are considered to approximate their respective fair values. See Note 5 for the terms and carrying value of the Company's various debt instruments.

Concentration of Credit Risk and Export Sales

The majority of the Company's customers are specialty fitness-related dealers, health clubs, and consumers located in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts and lease receivables. No single customer accounted for more than 10% of the Company's net sales for the year ended December 31, 1999, 1998 and 1997. There is no single geographic area of significant concentration, and the Company utilizes third-party insurers for certain trade accounts receivable. Export sales accounted for approximately 20%, 18% and 18% of total net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

Accrued Warranty Obligations

The Company generally provides a three-year warranty on cardiovascular products and a warranty on strength products that varies by components. Warranty expense was $3,782,000, $5,315,000 and $3,269,000 for the years ended December 31, 1999,
1998 and 1997, respectively. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events which are subject to change.

Revenue Recognition

Revenue is recorded when products are shipped and the Company has no significant remaining obligations.

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 1999, 1998 and 1997, advertising expense was $5,971,000, $3,696,000 and
$2,712,000, respectively. Included in advertising expense is the cost to reimburse certain customers for a portion of their advertising costs under a cooperative advertising program. These obligations are accrued when the related revenues are recognized.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $4,816,000, $3,479,000 and $2,616,000 for the years ended December 31,
1999, 1998 and 1997, respectively, exclusive of the $2,500,000 write-off of acquired in-process research and development in 1997. These expenditures are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Supplemental Cash Flow Disclosures

Cash paid for interest was $3,047,000, $2,173,000 and $1,197,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Cash paid for income taxes, including amounts paid to UM (see Note 7), was $267,000, $187,000, and $1,663,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The following table displays the net non-cash assets and liabilities that were acquired in 1998 and 1997 as a result of the Acquisition and Merger, respectively.

                                              Year Ended December 31
                                           ---------------------------
Non-cash assets (liabilities):                 1998          1997
                                               ----          ----
   Accounts receivable                   $  3,803,000    $ 14,989,000
   Lease receivables                               --       6,109,000
   Inventories                              4,156,000       4,295,000
   Assets held for sale                            --       6,837,000
   Prepaid expenses and other                 119,000       5,307,000
   Property, plant and equipment            1,058,000       8,810,000
   In process research and development             --       2,500,000
   Intangibles and other assets               819,000       1,254,000
   Goodwill                                18,225,000      10,097,000
   Deferred income taxes                      277,000       8,776,000
   Accounts payable and accrued
   expenses                                (5,211,000)    (23,710,000)
   Long-term debt                                  --      (5,157,000)
                                         ------------    ------------
                                           23,246,000      40,107,000
Issuance of common stock                           --     (42,457,000)
Less note payable to seller                (1,915,000)             --
                                         ------------    ------------
Net cash paid (acquired)                 $ 21,331,000    $ (2,350,000)
                                         ============    ============

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

Income Taxes

Income taxes are calculated using the liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Common Share

The table below sets forth the reconciliation of the basic and diluted earnings
(loss) per share computations:

                                                     Year Ended December 31
                                           -----------------------------------------
                                               1999          1998          1997
                                            -----------   -----------   -----------

Net income (loss)                           $ 4,002,000   $ 1,018,000   $(5,245,000)
                                            ===========   ===========   ===========

Shares used in computing basic earnings
  (loss) per share                            8,689,000     8,671,000     6,937,000
Dilutive effect of options                           --        47,000            --
                                            -----------   -----------   -----------
Shares used in computing diluted earnings
  (loss) per share                            8,689,000     8,718,000     6,937,000
                                            ===========   ===========   ===========

For the year ended December 31, 1999, 1998 and 1997, options to purchase 768,641, 755,189 and 794,789 shares of common stock at exercise prices ranging from $4.06 to $11.75, $4.31 to $12.13 and $5.85 to $12.75 per share were outstanding, respectively, but were not included in the computation of diluted earnings per share as the result would be anti-dilutive.

New Accounting Pronouncements

In 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, which deferred the effective date for SFAS No. 133, "Accounting for Derivative Instruments of Hedging Activities" to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its results of operations.

NOTE 3--UNUSUAL CHARGES RELATED TO SALE OF BUSINESS

Prior to the Merger, Lumex/Basic American Holdings, Inc. formerly known as Fuqua Enterprises, Inc. ("Fuqua"), asserted a claim against the Company in connection with the sale of substantially all of the assets of the Company's Lumex Division to Fuqua in 1996. At the Merger date, the Company provided a reserve for the Fuqua claim based on the information available at that time in accordance with SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". A final decision with respect to the arbitration was received on February 13, 1998, awarding a payment of approximately $2,400,000, including interest, to Fuqua. The Company recorded a $1,900,000 charge in the fourth quarter of 1997 related to the arbitration and accrued professional fees. During 1997 Fuqua notified Cybex of a separate claim for breaches of certain of Cybex's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator and in February 1998, Fuqua commenced an action with respect to these and other matters in the State Courts of Georgia against the Company and certain former executives. In February 1999, the Company entered into a final settlement resolving all claims made by Fuqua against the Company and these former executives. The Company recognized a fourth quarter 1998 charge of $3,000,000 representing the final settlement and related expenses.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--UNUSUAL AND NONRECURRING MERGER-RELATED COSTS

The statement of operations for the year ended December 31, 1998 includes pre-tax charges totaling $6,570,000 ($3,958,000, or $.45 per share on an after-tax basis) for unusual and nonrecurring items. This charge is comprised of
(i) $3,000,000 related to a final settlement with Fuqua (see Note 3) (ii) $1,735,000 for asset write-downs and exit activities related to the discontinuance of the Cybex branded bike in connection with the Tectrix acquisition (iii) $1,324,000 for asset write-downs and exit activities related to the discontinuance of the Reactor product line; (iv) $155,000 for the write-off of deferred financing as a result of the refinancing of the Company's debt in connection with the Tectrix acquisition (see Note 5) and (v) $356,000 of other unusual costs. The costs associated with the discontinuance of the Cybex branded bike include charges for the write-off of specific tooling ($919,000), the write-off of obsolete inventory ($516,000) and a provision for unusual warranty costs ($300,000), which is included as part of cost of sales. The costs associated with the discontinuance of the Reactor product line include charges for the write-off of intangible assets related to an exclusive technology license ($585,000), a provision for future minimum royalty payments ($210,000), employee severance and lease termination costs ($157,000) and the write-off of obsolete inventory and a provision for unusual warranty costs ($372,000), which is included as part of cost of sales. The Company's activities with respect to the discontinuance of the Cybex branded bike and Reactor product line are substantially complete and no adjustments to the asset write-down or liabilities recorded are anticipated. For the years ended December 31, 1998 and 1997, revenues from the Cybex branded bike and Reactor were $3,389,000 and $546,000, respectively.

The statement of operations for the year ended December 31, 1997 includes pre-tax charges for unusual and nonrecurring merger-related costs of $14,108,000 ($9,465,000, or $1.36 per share on an after-tax basis), comprised of $7,134,000 ($5,280,000, or $.76 per share, on an after-tax basis) related to closing the Sharpsville manufacturing facility, the write-off of acquired in-process research and development and charges related to the Fuqua arbitration, and $6,974,000 ($4,185,000 on an after-tax basis, or $.60 per share) of costs and expenses considered by management to be unusual, or a direct result of the Merger, and not representative of the ongoing business. These latter costs and expenses are included in cost of sales ($2,375,000) and selling, general and administrative expenses ($4,599,000). Such costs and expenses relate primarily to conforming to new accounting and operating policies of the merged company, including reorganizing the Company's domestic and international sales operations and manufacturing initiatives aimed at achieving the full benefit of synergies and efficiencies which the Company believes are available as a result of the Merger.

At December 31, 1999, the severance and the merger related reserve balance was $181,000.

NOTE 5--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                                               December 31
                                      -----------------------------
                                           1999            1998
                                      ------------    ------------
Bank revolver loan                    $  9,000,000    $  7,900,000
Bank term loans                         22,000,000      25,000,000
Industrial development revenue bond      2,800,000       3,100,000
Promissory note                          2,006,000       1,915,000
Other                                      558,000       1,011,000
                                      ------------    ------------
                                        36,364,000      38,926,000
Less - current portion                  (4,622,000)     (3,752,000)
                                      ------------    ------------
                                      $ 31,742,000    $ 35,174,000
                                      ============    ============

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (continued)

On May 21, 1998, the Company entered into a Credit Agreement (the "Agreement") with several banks that consisted of a $26,700,000 revolving loan (the "Revolver"), increased to $30,000,000 in May 1999, and a $25,000,000 term loan (the "Term loan"). In connection with this transaction, the Company repaid its obligations under its loan and security agreement dated December 7, 1995, as amended, which consisted of a $12,000,000 revolving loan and a $9,000,000 term loan. The Revolver matures in May 2004 and the Term loan matures in December 2003. Borrowings under the Revolver bear interest at the Company's option of either a Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which is adjusted based on the Company's level of compliance with certain financial covenants, as defined. The average outstanding Revolver balance during 1999 and 1998 was approximately $8,732,000 and $5,135,000, respectively, and the weighted average interest rate in 1999 and 1998 was 7.39% and 7.69%, respectively. Interest expense on the revolver was $761,000, $397,000 and $177,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, $15,768,000 was available under the Revolver, net of $5,232,000 in stand-by letters of credit outstanding.

Borrowings under the Term loan bear interest at the Company's option at either the base rate (as defined) or LIBOR plus .25% to 2.25%, which is adjusted based on the Company's level of compliance with certain financial covenants, as defined. The interest rate at December 31, 1999 was 7.94%. In January 1996, the Company entered into an interest rate cap agreement which, in effect, fixed the LIBOR rate at 5.625% on the term debt from the December 7, 1995 facility through January 1999. This interest rate cap carried forward to the term debt from the May 21, 1998 credit facility. In November 1998, the Company entered into an Interest Rate Swap Agreement which fixed the LIBOR rate at 5.04% on the term loan through December 2003. As of December 31, 1999 and 1998, $22,000,000 and $25,000,000 were outstanding under the Term loan, respectively. Interest expense on the Term loan was $1,723,000, $1,367,000, and $568,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

In 1992, an industrial development revenue bond provided the funds to construct and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (4.11% at December 31, 1999) with interest payable monthly and principal payable annually through May 2007. Interest expense on the bonds was $96,000, $167,000 and $194,000 for the years ended December 31, 1999, 1998 and 1997, respectively. A letter of credit in the amount of $2,860,000 is outstanding for the benefit of the bondholders to guarantee principal and interest payments.

In connection with the Merger, the Company assumed an 8.9% note payable to a finance company in the original amount of $1,051,000. The note is payable in equal monthly payments of principal and interest of $22,000 through November 2001. The note is collateralized by certain manufacturing equipment. As of December 31, 1999 and 1998, $458,000 and $670,000, respectively, was outstanding under this note. Interest expense on the note was $55,000, $69,000 and $50,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (continued)

In connection with the Merger, the Company assumed a bank term loan in the original amount of $2,465,000 pursuant to a five year, 9.48% fixed rate term loan agreement. The term loan is payable in equal monthly principal installments plus interest through March 2001. The term loan is secured by specific lease receivables. As of December 31, 1999 and 1998, $100,000 and $341,000,
respectively, was outstanding under this term loan. Interest expense on the term loan was $18,000, $71,000 and $84,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

In December 1997, an industrial development revenue bond assumed in the Merger was assigned to the Bank. The industrial development revenue note was used to construct and equip the manufacturing facility in Owatonna, Minnesota. The note was paid in full in connection with the May 21, 1998 credit facility. Interest expense on the note was $31,000 for the year ended December 31, 1998.

In connection with the Acquisition, the Company issued a 5.63% note payable to the former Tectrix stockholders in the original amount of $2,340,000. This note was adjusted to $2,006,000 based on the closing Tectrix balance sheet and certain adjustments for income taxes, as defined. This note is payable in June 2001. Interest expense on the note was $139,000 and $68,000 for the years ended December 31, 1999 and 1998, respectively.

At December 31, 1999, long-term debt maturities are as follows:

                 2000               $ 4,622,000
                 2001                 7,542,000
                 2002                 6,300,000
                 2003                 7,300,000
                 2004                 9,400,000
                 Thereafter           1,200,000
                                    -----------
                                    $36,364,000
                                    ===========

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

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-STOCKHOLDERS' EQUITY (continued)

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

Information with respect to options under the Company's plans is as follows:

                                                                     Weighted
                                        Number        Range of        Average
                                          of          Exercise       Exercise
                                        Shares          Price         Price
                                      ------------  --------------  ----------

   Outstanding at December 31, 1996     372,824             $5.85      $ 5.85
        Merger                          131,050        9.38-12.75       11.00
        Granted                         373,096       10.38-11.75       10.96
        Exercised                       (60,681)       5.85-10.00        7.22
        Forfeited                       (21,500)       9.38-12.75       12.46
                                      ------------  --------------  ----------

   Outstanding at December 31, 1997     794,789        5.85-12.75        8.81
        Granted                          37,000              4.31        4.31
        Exercised                       (32,600)       9.38-12.75        9.84
        Forfeited                       (44,000)      10.70-12.75       11.73
                                      ------------  --------------  ----------
   Outstanding at December 31, 1998     755,189        4.31-12.13        8.35
        Granted                         129,000         4.06-4.56        4.17
        Exercised                         --                   --          --
        Forfeited                      (115,548)       4.31-12.13        9.42
                                      ------------  --------------  ----------
   Outstanding at December 31, 1999      768,641       $4.06-11.75      $ 7.48
                                      ============  ==============  ==========

At December 31, 1999, 376,516 options with a weighted average exercise price of $6.57 were exercisable and 77,893 options were available for future grants. The options generally vest over a three to five year period (with some subject to cliff vesting) except for an option to purchase 238,000 shares issued to the Company's President in 1997 which is exercisable in June 2004, or sooner if certain performance criteria is met. The weighted average remaining contractual life of outstanding options at December 31, 1999 was 5.36 years.

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

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--STOCKHOLDERS' EQUITY (continued)

                                                      Year Ended December 31
                                         -------------------------------------------
                                               1999           1998           1997
                                         -------------  -------------  -------------
    Net income (loss):
      As reported                        $   4,002,000  $   1,018,000  $  (5,245,000)
                                         =============  =============  =============
      Pro forma                          $   3,513,000  $     585,000  $  (5,426,000)
                                         =============  =============  =============
    Basic earnings (loss) per share:
      As reported                        $         .46  $         .12  $        (.76)
                                         =============  =============  =============
      Pro forma                          $         .40  $         .07  $        (.78)
                                         =============  =============  =============
    Diluted earnings (loss) per share:
      As reported                        $         .46  $         .12  $        (.76)
                                         =============  =============  =============
      Pro forma                          $         .40  $         .07  $        (.78)
                                         =============  =============  =============

The weighted average fair value of each stock option granted during the years ended December 31, 1999, 1998 and 1997 was $5.71, $5.67 and $7.35, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           Year Ended December 31
                                 ------------------------------------------

                                     1999           1998          1997
                                 -------------  -------------  ------------
   Risk free interest rate           6.1%           5.6%          6.3%
   Expected dividend yield            --             --            --
   Expected life                   7 years        7 years        7 years
   Expected volatility               60%            60%            60%

The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995, have not been included and because future option grants are expected.

Stock Retainer Plan for Nonemployee Directors

The Company's Amended and Restated Stock Retainer Plan for Nonemployee Directors ("Retainer Plan"), provides that each nonemployee director will receive 70% of their annual retainer in shares of common stock of the Company. The number of shares to be issued is computed by dividing the applicable amount of the annual retainer to be paid in stock by the fair market value of a common share on January 1 of each calendar year. Up to 70,000 shares of common stock may be issued pursuant to the Retainer Plan. The issuance of shares in payment of annual retainers results in expense based on the fair market value of such shares. As of December 31, 1999, 55,518 shares of common stock are available for issuance under the Retainer Plan.

Leveraged Employee Stock Ownership Plan

The Company's leveraged Employee Stock Ownership Plan (ESOP) is a noncontributory plan covering substantially all employees meeting a one year length of service requirement. The plan is designed to give employees a proprietary interest in the Company through common stock ownership. At December 31, 1999, no unallocated shares were held by the ESOP.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--INCOME TAXES

The income tax provision (benefit) consists of the following:

                                       Year Ended December 31
                              ----------------------------------------
                                 1999          1998          1997
                              ------------  ------------  ------------
         Current provision:
            Federal           $       --   $        --    $   823,000
            State                     --            --        211,000
                              ----------   -----------    -----------
                                      --            --      1,034,000
                              ----------   -----------    -----------
         Deferred provision
         (benefit):

            Federal            2,409,000       829,000     (2,070,000)
            State                372,000       163,000       (550,000)
                              ----------   -----------    -----------
                               2,781,000       992,000     (2,620,000)
                              ----------   -----------    -----------
                              $2,781,000   $   992,000    $(1,586,000)
                              ==========   ===========    ===========

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows (in thousands):

                                                      Year Ended December 31
                                              ----------------------------------
                                                1999         1998        1997
                                              ---------     -------     --------

       Tax at statutory rate                     34.0%       34.0%      (34.0)%
       State income taxes, net of federal
          tax benefit                             3.6         5.4        (3.3)
       Acquired in-process research and
          development                              --          --        12.4
       Other permanent differences,
          primarily non-deductible goodwill
          amortization                            3.4        10.0         1.7
                                              ---------     -------     --------
                                                 41.0%       49.4%      (23.2)%
                                              =========     =======     ========

The significant components of the Company's net deferred tax assets are as follows:

                                                  December 31
                                          -----------------------------
                                             1999             1998
                                          ------------     ------------
     Deferred tax assets:
        Net operating and capital loss
          carryforwards                    $7,524,000       $7,359,000
        Litigation reserves                   152,000        1,238,000
        Warranty reserves                   2,091,000        1,984,000
        Other accruals and reserves         1,200,000        1,193,000
        Bad debt and lease reserves         1,536,000        1,273,000
        Depreciation                       (2,857,000)      (1,030,000)
        Intangible amortization              (204,000)         251,000
        Other - net                           (28,000)         (84,000)
                                          ------------     ------------
                                           $9,414,000      $12,184,000
                                          ============     ============

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--INCOME TAXES (continued)

At December 31, 1999, the Company had federal net operating and capital loss carryforwards which are scheduled to expire as follows:

                                     2011         $  6,691,000
                                     2012            8,945,000
                                     2018              707,000
                                     2019            2,041,000
                                                  ------------
                                                  $ 18,384,000
                                                  ============

In addition, the Company has federal alternative minimum tax credit carryforwards of $276,000, which do not expire, a federal tax credit carryforward of $129,000, which expires in 2008, and capital loss carryforwards of $430,000 which begins to expire in 2000.

Pursuant to the Tax Reform Act of 1986, annual use of $16,354,000 of the Company's federal net operating loss and credit carryforwards are limited as a result of a cumulative change in ownership of more than 50% during the three-year period ended in November 1998. The annual limitation is approximately $2,555,000 per year, which is equal to (i) the aggregate fair market value of the Company's common stock immediately before the ownership change multiplied by
(ii) the long-term tax exempt rate (within the meaning of Section 382(f) of the Internal Revenue Code) in effect at that time. The Section 382 rate in effect as of the date of ownership change was 5.02%. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. The Company estimates that its net operating loss and credit carryforwards will be fully utilized after approximately eight years. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax asset. Approximately $46,000,000 of future taxable income is needed to fully realize the net deferred tax asset recorded at December 31, 1999.

As a result of the Merger, Trotter's federal tax for the period from January 1, 1997 to May 23, 1997, was included in the consolidated tax return of UM Holdings Ltd. ("UM"), and for the period from May 24, 1997 to December 31, 1997, Trotter's taxable income was included in the Company's consolidated return. The portion of the Company's 1997 net operating loss attributable to Trotter represents a net operating loss carryforward available to UM. UM has agreed to remit $585,000 to Cybex upon their utilization of the $1,723,000 net operating loss carryforward. Such amount is included in long-term deferred taxes in the accompanying financial statements.

Prior to the Merger, pursuant to a tax-sharing agreement, Trotter paid UM amounts equal to the taxes calculated on a separate return basis. Trotter paid $1,582,000 to UM for federal income taxes for the period from January 1, 1997 to May 23, 1997.

NOTE 8--BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company currently matches 100% of the first 2% of the employee's eligible compensation contributions and 50% of the next 4% of the employee's eligible compensation contributions. Contributions by the Company to the Plan were $744,000, $746,000 and $230,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, the Company may make discretionary contributions to the Plan. No discretionary contributions were made for the years ended December 31, 1999, 1998 and 1997.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--RELATED PARTY TRANSACTIONS

For the years ended December 31, 1999 and 1998, the Company paid $128,000 and $293,000, respectively, to a law firm of which one of the directors of the Company is a member.

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

At December 31, 1999, lease receivables were comprised of the following:

              Minimum lease payments receivable      $ 2,125,000
              Less - unearned interest income           (251,000)
              Less - reserve for lease receivables      (706,000)
                                                     -----------
                                                     $ 1,168,000
                                                     ===========

Minimum lease payments receivables as of December 31, 1999 are due as follows:

                               2000   $  968,000
                               2001      631,000
                               2002      455,000
                               2003       59,000
                               2004       12,000
                                      ----------
                                      $2,125,000
                                      ==========

The Company provided lease financing for $5,016,000, $8,601,000 and $4,604,000 of its sales for the years ended December 31, 1999, 1998 and 1997, respectively. Income before income taxes from leasing activities was $57,000, $97,000 and $130,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company periodically enters into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions through qualified special purpose entities. For the year ended December 31, 1999, the Company generated net proceeds of $2,836,000 from the sale of lease receivables. Under the terms of these agreements, the Company continues to bill and collect the monthly lease payments which are then remitted to the respective financial institutions each month. The Company is subject to recourse provisions which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which range from 15% to 100% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. At December 31, 1999, the maximum contingent liability under these recourse provisions was approximately $5,700,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 1999.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--ACCRUED LIABILITIES

                                                December 31
                                         -------------------------
                                            1999           1998
                                         -----------   -----------

             Customer deposits           $ 1,328,000   $ 1,949,000
             Warranty reserves             3,665,000     3,410,000
             Self insurance reserves       1,836,000     1,875,000
             Fuqua reserve                        --     3,000,000
             Payroll related and other     4,387,000     7,699,000
                                         -----------   -----------
                                         $11,216,000   $17,933,000
                                         ===========   ===========

NOTE 12--PROPERTY PLANT AND EQUIPMENT

                                                 December 31
                                          ----------------------------
                                             1999            1998
                                          ------------    ------------
        Land, building and improvements   $ 10,337,000    $ 10,080,000
        Equipment and furniture             20,427,000      16,424,000
                                          ------------    ------------
                                            30,764,000      26,504,000
        Less - accumulated depreciation     (8,857,000)     (8,037,000)
                                          ------------    ------------
                                          $ 21,907,000    $ 18,467,000
                                          ============    ============

Depreciation expense was $2,581,000, $2,087,000, and $1,614,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 13--COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has lease commitments expiring at various dates through 2001, for equipment under noncancelable operating leases and a building lease. Future minimum payments under these leases at December 31, 1999 are as follows:

                           2000       540,000
                           2001       309,000
                           2002        48,000
                           2003        33,000
                           2004        18,000
                                    ---------
                                    $ 948,000
                                    =========

Rent expense under all operating leases for the years ended December 31, 1999, 1998 and 1997 was $592,000, $516,000 and $352,000, respectively.

Risk Retention

The Company's risk retention amounts per occurrence are as follows:

          Product liability                      $50,000
          Employee medical and hospitalization    50,000 - 70,000

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--COMMITMENTS AND CONTINGENCIES (continued)

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

Kirila et al  v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company's wholly-owned subsidiary, Trotter Inc., and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter Inc. a strength company in 1993, a principal of the corporate plaintiffs', who was employed by Trotter Inc. following the acquisition, and a company which leased to Trotter Inc. a plant located in Sharpsville Pennsylvania. In accordance with Pennsylvania practice, the complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleges that the closure of the Sharpsville facility was wrongful, wrongful termination of the individual plaintiff's employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The complaint seeks specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability. It has further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff. The Company intends to vigorously defend this matter.

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

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II


                                                        Balance at
                                                       Beginning of                                              Balance at End
Description                                               Period             Additions         Deductions          of Period
----------------------------------------                ----------          ----------         ----------          ----------
For the year ended December 31, 1999

     Allowance for doubtful accounts                    $3,336,000          $1,464,000         $   325,000         $4,475,000
                                                        ==========          ==========         ===========         ==========
     Restructuring reserve                                 605,000                                 424,000            181,000
                                                        ==========          ==========         ===========         ==========

For the year ended December 31, 1998

     Allowance for doubtful accounts                    $2,615,000          $1,947,000(1)      $ 1,226,000         $3,336,000
                                                        ==========          ==========         ===========         ==========
     Restructuring reserve                               2,177,000           1,375,000(2)       (2,947,000)           605,000
                                                        ==========          ==========         ===========         ==========

For the year ended December 31, 1997

     Allowance for doubtful accounts                    $  477,000          $2,808,000(3)      $  (670,000)        $2,615,000
                                                        ==========          ==========         ===========         ==========
     Restructuring reserve                                      --           5,679,000(4)       (3,502,000)         2,177,000
                                                        ==========          ==========         ===========         ==========

(1) Includes allowance for doubtful accounts of $264,000 assumed in the Tectrix acquisition.
(2) Includes a restructuring reserve of $628,000 recorded in the application of purchase accounting for the Tectrix acquisition for the discontinuance of the Tectrix treadmill, the shutdown of Tectrix's international subsidiaries and severance payments to Tectrix employees. Additionally, 1998 additions include $747,000 for final adjustments to pre-acquisition contingencies related to the Cybex/Trotter Merger, primarily related to final information received with respect to the cost of closing Cybex's international subsidiary.
(3) Includes allowance for doubtful accounts of $737,000 assumed in the Merger.
(4) Represents a restructuring reserve related to the Cybex/Trotter merger, primarily for severance costs related to the termination of Cybex's joint venture and moving costs related to acquired employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed or incorporated by reference as a part of this report:

(1)(2) Exhibits

            27          Financial Statements and Schedules
                        See Index to Consolidated Financial Statements and Schedules (Part II - Item 8).

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

            10(ii) Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (No. 33-48124), filed May 26, 1992.*

            10(iii) Distributor Agreement dated June 5, 1997 among the Company, Trotter Inc., Forza Fitness Equipment, Ltd. and Forza Group, Ltd., incorporated by reference to Exhibit
                        10.1 to the June, 1997 10-Q.

            10(iv) Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the 1994 10-K.

            10(v) Portfolio Purchase Agreement, dated December 30, 1994, among the Company, Cybex Financial Corp. and European American Bank, incorporated by reference to Exhibit 10(xi) to the 1994 10-K.

            10(vi) Amended and Restated 1995 Stock Retainer Plan for Non-Employee Directors of the Company incorporated by reference to Exhibit 10(xi) to the 1997 10-K. *

            10(vii) 1995 Omnibus Incentive Plan, as amended, incorporated by reference by Exhibit 10(xx) to the Company's Registration Statement on Form S-8 (No. 333-29045), filed June 12, 1997.*

            10(viii) Covenant Not to Compete, dated as of April 3, 1996, by and among the Company, Lumex Medical Products, Inc. (f/k/a MUL Acquisition Corp. I), MUL Acquisition Corp. II, and Fuqua Enterprises, Inc., incorporated by reference to Exhibit 10 (xvii) to the June 1996 10-Q.

            10(ix) Management Employment Agreement between the Company and Peter C. Haines, incorporated by reference to Exhibit
                        10.2 to the June, 1997 10-Q.*

            10(x) Tectrix Stock Purchase Agreement dated May 21, 1998 among the Company and Tectrix Fitness Equipment, Inc., incorporated by reference to Form 8-K filed June 4, 1998.

            10(xi) Amended and Restated 1995 Stock Retainer Plan for Nonemployee Directors dated May 18, 1999, incorporated by reference to the registration statement on Form S-8 (No. 333-79899) filed June 3, 1999.

            10(xii) Non-negotiable secured promissory note dated May 21, 1998 to former Tectrix stockholders from the Company, incorporated by reference to Exhibit 10(ii) to the September 1999 10-Q.

            21.0        Subsidiaries of the Registrant (filed herewith)

            23.1 Consent of Independent Public Accountants -- Arthur Andersen LLP (filed herewith)

            27          Financial Data Schedule. (filed herewith)

*           Executive Compensation Plans and Arrangements

(b)         Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYBEX International, Inc.
                                        ---------------------------------
                                        (Registrant)


                                   By:  /s/ Peter C. Haines
                                        ---------------------------------
March 29, 2000                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   By:  /s/ Peter C. Haines
                                        ---------------------------------
                                         Peter Haines, President and
                                         Chief Executive Officer
March 29, 2000                           (principal executive officer)


                                   By:  /s/Paul O. Webber III
                                        ---------------------------------
                                         Paul O. Webber III, Vice
                                         President and Chief Financial
                                         Officer (principal financial
March 29, 2000                           and accounting officer)


                                   By:  /s/ John Aglialoro
                                        ---------------------------------
March 29, 2000                           John Aglialoro, Director


                                   By:  /s/ James H. Carll
                                        ---------------------------------
March 29, 2000                           James H. Carll, Director


                                   By:  /s/Joan Carter
                                        ---------------------------------
March 29, 2000                           Joan Carter, Director


                                   By:  /s/ Kay Knight Clarke
                                        ---------------------------------
March 29, 2000                           Kay Knight Clarke, Director


                                   By:  /s/ Arthur W. Hicks, Jr.
                                        ---------------------------------
March 29, 2000                           Arthur W. Hicks, Jr., Director


                                   By:  /s/Jerry Lee
                                        ---------------------------------
March 29, 2000                          Jerry Lee, Director


                                   By:  /s/ Alan H. Weingarten
                                        ---------------------------------
March 29, 2000                          Alan H. Weingarten, Director