Form 10-Q
period 2000-03-31
CYBEX INTERNATIONAL INC
filed 2000-05-15
CIK 60876

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              ------------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                              ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 3/31/00.
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

Commission file number  0-4538
                        ------

                           Cybex International, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New York                                       11-1731581
-----------------------------------------           ----------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

 10 Trotter Drive, Medway, Massachusetts                        02053
-----------------------------------------           ----------------------------
 (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code          (508) 533-4300
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On May 1, 2000, the Registrant had outstanding 8,699,942 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of Common Stock.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.  FINANCIAL  INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations (unaudited) --
              Three months ended March 31, 2000 and March 27, 1999            3


              Condensed Consolidated Balance Sheets - March 31, 2000
              (unaudited) and December 31, 1999                               4


              Condensed Consolidated Statements of Cash Flows (unaudited) --
              Three months ended March 31, 2000 and March 27, 1999            5


              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                     6

              Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

              Item 3.  Quantitative and Qualitative Disclosure about
              Market Risk                                                     10

PART II.  OTHER INFORMATION

              Item 1.  Legal Proceedings                                      10

              Item 2.  Changes in Securities and Use of Proceeds              10

              Item 3.  Defaults Upon Senior Securities                        10

              Item 4.  Submission of Matters to a Vote                        10

              Item 5.  Other Information                                      10

              Item 6.  Exhibits and Reports on Form 8-K                       10

Signatures                                                                    11

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                                      THREE MONTHS ENDED
                                               --------------------------------
                                                  MARCH 31,        MARCH 27,
                                                    2000             1999
                                               --------------   ---------------
Net sales                                          $34,017          $33,439
Cost of sales                                       19,921           19,900
                                               --------------   ---------------
     Gross profit                                   14,096           13,539

Selling, general and administrative expenses        12,301            9,639
                                               --------------   ---------------

     Operating income                                1,795            3,900

Interest income                                         63              120
Interest expense                                      (743)            (766)
                                               --------------   ---------------
     Income before income taxes                      1,115            3,254
Income tax provision                                   457            1,334
                                               --------------   ---------------
Net income                                         $   658          $ 1,920
                                               ==============   ===============

Basic and diluted net income per share             $   .08          $   .22
                                               ==============   ===============

See notes to the condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                   (in thousands, except share information)

                                                  MARCH 31         DECEMBER 31,
                                                    2000              1999
                                              ---------------   ---------------
                                                (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                    $     2,403          $    565
     Accounts receivable, net of allowance of
      $2,131 and $4,475                                29,325            29,004
     Lease receivables                                    205               509
     Inventories                                        8,254             8,080
     Deferred income taxes                              7,449             7,449
     Prepaid expenses and other                         1,534             1,774
                                                  -----------     -------------
          Total current assets                         49,170            47,381
Property, plant and equipment, net                     22,192            21,907
Lease receivables                                         156               659
Goodwill, net                                          29,454            29,713
Deferred income taxes                                   1,508             1,965
Other assets                                            3,039             3,153
                                                  -----------     -------------
                                                     $105,519          $104,778
                                                  ===========     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt         $     4,857          $  4,622
     Accounts payable                                   9,069            10,163
     Accrued expenses                                  11,493            11,216
     Income taxes payable                                 900               910
                                                  -----------     -------------
          Total current liabilities                    26,319            26,911
Long-term debt                                         32,424            31,742
Accrued warranty obligation and other                   2,115             2,121
          Total liabilities                            60,858            60,774
                                                  -----------     -------------
Stockholders' Equity:
     Common stock, $.10 par value, 20,000,000
      shares authorized, 8,916,600 shares issued          892               892
     Additional paid-in capital                        44,627            44,627
     Treasury stock, at cost (216,658 shares)          (2,259)           (2,259)
     Retained earnings                                  1,401               744
                                                  -----------     -------------
          Total stockholders' equity                   44,661            44,004
                                                  -----------     -------------
                                                  $   105,519          $104,778
                                                  ===========     =============

See notes to condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (in thousands)
                                  (unaudited)

                                                           THREE MONTHS ENDED
                                                        -----------------------
                                                        MARCH 31,      MARCH 27,
                                                          2000           1999
                                                        --------       --------
OPERATING ACTIVITIES:
     Net income                                          $   658        $ 1,920
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                    1,264            888
          Provision for doubtful accounts                    157            201
          Deferred income taxes                              457          1,334
          Net change in other operating assets
           and liabilities                                  (392)          (160)
                                                         -------        -------

               NET CASH PROVIDED BY  OPERATING
                ACTIVITIES                                 2,144          4,183
                                                         -------        -------

INVESTING ACTIVITIES:
     Purchases of property and equipment                  (1,223)        (1,774)
                                                         -------        -------

               NET CASH USED IN INVESTING ACTIVITIES      (1,223)        (1,774)
                                                         -------        -------

FINANCING ACTIVITIES:
     Repayment of long-term debt                          (1,083)          (172)
     Net borrowings under the revolving loan               2,000             --
                                                         -------        -------


               NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                         917           (172)

NET INCREASE IN CASH AND CASH EQUIVALENTS                  1,838          2,237
CASH AND CASH EQUIVALENTS, beginning of period               565          1,899
                                                         -------        -------
CASH AND CASH EQUIVALENTS, end of period                 $ 2,403        $ 4,136
                                                         =======        =======

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999, and its proxy statement dated April 18, 2000.

NOTE 2 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                            MARCH 31,               DECEMBER 31,
                                              2000                     1999
                                              ----                     ----
             Raw materials                   $4,722                   $5,305
             Work in process                  1,474                    1,297
             Finished goods                   2,058                    1,478
                                             ------                   ------

                                             $8,254                   $8,080
                                             ======                   ======

NOTE 3 -- CREDIT AGREEMENT

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan (the "Revolver"), increased to $30,000,000 in May 1999, and a $25,000,000 term loan (the "Term loan") that replaced its then existing Loan and Security Agreement. The Revolver matures in May 2004 and the Term loan matures in December 2003. Borrowings under both the Revolver and Term loans bear interest at the Company's option of either Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which is adjusted based on the Company's level of compliance with certain financial covenants, as defined.

As of March 31, 2000, $11,000,000 and $21,000,000 were outstanding under the Revolver and Term loan, respectively. At March 31, 2000, $13,768,000 was available under the Revolver, net of $5,232,000 in stand-by letters of credit outstanding.

Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions, as defined.

NOTE 4 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income per share computations (in thousands):

                                                       THREE MONTHS ENDED
                                               -------------------------------
                                                  MARCH 31,       MARCH 27,
                                                    2000             1999
                                               --------------   --------------
Shares used in computing basic earnings per
 share                                              8,689            8,679

Dilutive effect of options                              3               --
                                               --------------   --------------
Shares used in computing diluted earnings
 per share                                          8,692            8,679

                                               ==============   ==============

For the three months ended March 31, 2000, options to purchase 716,911 shares of the Company's Common Stock at exercise prices ranging from $4.06 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the consolidation of the merged and acquired companies businesses. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission including this Form 10-Q, the Report on Form 10-K for the year ended December 31, 1999 and the proxy statement dated April 18, 2000.

OVERVIEW

Cybex is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets.

RESULTS OF OPERATIONS

NET REVENUES

Cybex's net revenues increased $578,000, or 2%, to $34,017,000 for the first quarter. Sales of strength products increased $651,000, or 4%, to $16,535,000. Sales of parts and other items increased $380,000, or 30%, to $1,966,000 and sales of cardiovascular products decreased by $453,000, or 2.8%, to $15,516,000. The decrease in the sales of cardiovascular products was attributed to a decline in the sale of hikers and climbers offset partially by an increase in treadmill sales.

GROSS MARGIN

Gross margin improved from 40.5% in the first quarter last year to 41.4% this year principally due to reduction in warranty expense.

OPERATING EXPENSES

Operating expenses increased by $2,662,000, or 28% to $12,301,000 in the first quarter of 2000 compared to the first quarter of 1999. This increase was primarily attributable to increases in information technology expenses, sales/marketing/customer service expenses, product development expenses and the addition of key executive management positions and is expected to continue throughout the balance of the year.

INTEREST EXPENSES

Interest expense declined by $23,000, or 3% due to lower average debt balances for the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,403,000 at March 31, 2000 compared to $565,000 at March 27, 1999. For the three months ended March 31, 2000 net cash provided by operating activities was $2,144,000 compared to the net cash provided by operations of $4,183,000 for the three months ended

March 27, 1999. This decrease of $2,039,000 was primarily the result of lower earnings before interest, taxes and depreciation (EBITDA) and an increase in accounts receivable. Cash used in investing activities of $1,223,000 for the three months ended March 31, 2000 was primarily due to capital expenditures for production equipment, information technology and the Cybex Institute, which is the training and education center for the Company.

Net borrowings for the three months ended March 31, 2000 under the Company's Credit Agreement with several banks were $917,000. At March 31, 2000 $11,000,000 and $21,000,000 were outstanding under the Revolver and Term Loan respectively and $13,768,000 was available under the revolver, net of $5,232,000 in stand-by letters of credit. The Credit Agreement contains several financial covenants which in their present form may be difficult for the Company to meet on an ongoing basis. A failure of the Company to meet or appropriately amend these covenants could have a material adverse effect on the Company. The Credit Agreement was amended to relax one of these covenants for the period ended March 31, 2000, and the Company is in discussions with the banks to adjust these covenants on a longer term basis. As of March 31, 2000, the Company is in full compliance with the terms of the Credit Agreement. The Company believes that the cash flow from its operations and available borrowings under its line will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

YEAR 2000

The year 2000 computer issue creates certain risks for the Company, including the functionality of internal systems and the availability of key products and services.

Following the 1997 Merger, the Company performed an analysis of its then current information technology ("IT") and non-information technology systems ("NIT") for manufacturing, finance, sales and marketing and human resources. Such analysis lead to a decision in late 1997 to replace all IT systems in their entirety. Commencing in 1998, the Company began the installation of a new ERP System. In the NIT area, the Company conducted an analysis of its operations to identify potential problems and implemented remedial action on an as needed basis.

The Company has also surveyed its suppliers of products and services to determine that the suppliers operations are year 2000 capable, or where applicable, to monitor their progress towards year 2000 compatibility and to identify alternative suppliers.

Costs incurred to date related to these replacement programs approximate
$6.5 million. The total cost estimate does not include potential costs related to any customer or other third party claims.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 1999 10-K which is incorporated here by reference.


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

              KIRILA ET AL V. CYBEX INTERNATIONAL, INC. ET AL
              -----------------------------------------------
              See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1999 for a description of the proceedings.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

     ITEM 5.  OTHER INFORMATION
              None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits
                     --------

              10(i) Amendment to Distributor Agreement dated March 1, 2000 between Cybex International, Inc, and Forza Fitness Equipment Ltd.

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


                                      CYBEX International, Inc.
                                      ------------------------------------------



                                  By: /s/ Peter C. Haines
                                      ------------------------------------------
              May 15, 2000            Peter C. Haines
                                      President and Chief Executive Officer


                                  By: /s/ Paul O. Webber III
                                      ------------------------------------------
              May 15, 2000            Paul O. Webber III
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.  DESCRIPTION
     -----------  -----------

    (a)  Exhibits
         --------

           10(i) Amendment to Distributor Agreement dated March 1, 2000 between Cybex International, Inc. and Forza Fitness Equipment Ltd.

           27     Financial Data Schedule.  (Filed herewith)