Form 10-Q
period 2000-06-30
CYBEX INTERNATIONAL INC
filed 2000-08-14
CIK 60876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 for the quarterly period ended 6/30/00.

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 for the transition period from      to     .

                         Commission file number 0-4538

                               ----------------

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

                                (508) 533-4300
              Registrant's telephone number, including area code

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  On July 31, 2000, the Registrant had outstanding 8,699,096 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of Common Stock.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Statements of Operations (unaudited)--Three and
     six months ended June 30, 2000 and June 26, 1999......................   3

    Condensed Consolidated Balance Sheets--June 30, 2000 (unaudited) and
     December 31, 1999.....................................................   4

    Condensed Consolidated Statements of Cash Flows (unaudited)--Six months
     ended June 30, 2000 and June 26, 1999.................................   5

    Notes to Condensed Consolidated Financial Statements (unaudited).......   6

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   7

  Item 3. Quantitative and Qualitative Disclosure about Market Risk........   9
PART II. OTHER INFORMATION

  Item 1. Legal Proceedings................................................   9

  Item 2. Changes in Securities and Use of Proceeds........................   9

  Item 3. Defaults Upon Senior Securities..................................   9

  Item 4. Submission of Matters to a Vote..................................   9

  Item 5. Other Information................................................  10

  Item 6. Exhibits and Reports on Form 8-K.................................  10
Signatures.................................................................  11

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                            Three Months       Six Months
                                                Ended             Ended
                                           ----------------  ----------------
                                            June     June     June     June
                                             30,      26,      30,      26,
                                            2000     1999     2000     1999
                                           -------  -------  -------  -------
Net sales................................. $28,599  $27,576  $62,616  $61,015
Cost of sales.............................  17,408   17,047   37,329   36,947
                                           -------  -------  -------  -------
  Gross profit............................  11,191   10,529   25,287   24,068
Selling, general and administrative
 expenses.................................  11,274    9,313   23,576   18,952
Nonrecurring charges......................   3,152      --     3,152      --
                                           -------  -------  -------  -------
  Operating income (loss).................  (3,235)   1,216   (1,441)   5,116
Interest income...........................     174       85      238      206
Interest expense..........................    (817)    (754)  (1,561)  (1,521)
                                           -------  -------  -------  -------
  Income (loss) before income taxes.......  (3,878)     547   (2,764)   3,801
Income tax provision (benefit)............  (1,589)     224   (1,133)   1,558
                                           -------  -------  -------  -------
  Net income (loss)....................... $(2,289) $   323  $(1,631) $ 2,243
                                           =======  =======  =======  =======
Basic and diluted net income (loss) per
 share.................................... $  (.26) $   .04  $  (.19) $   .26
                                           =======  =======  =======  =======


         See notes to the condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                         June 30   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................  $  1,752     $    565
  Accounts receivable, net of allowance of $2,235 and
   $4,475.............................................    28,044       29,004
  Lease receivables...................................       184          509
  Inventories.........................................     9,034        8,080
  Deferred income taxes...............................     7,449        7,449
  Prepaid expenses and other..........................     1,791        1,774
                                                        --------     --------
    Total current assets..............................    48,254       47,381
Property, plant and equipment, net....................    21,049       21,907
Lease receivables.....................................       138          659
Goodwill, net.........................................    29,187       29,713
Deferred income taxes.................................     3,098        1,965
Other assets..........................................     3,084        3,153
                                                        --------     --------
                                                        $104,810     $104,778
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt................  $  5,091     $  4,622
  Accounts payable....................................     8,947       10,163
  Accrued expenses....................................    12,838       11,216
  Income taxes payable................................       896          910
                                                        --------     --------
    Total current liabilities.........................    27,772       26,911
Long-term debt........................................    32,812       31,742
Accrued warranty obligation and other.................     1,967        2,121
                                                        --------     --------
    Total liabilities.................................    62,551       60,774
                                                        --------     --------
Stockholders' Equity:
  Common stock, $.10 par value, 20,000,000 shares
   authorized, 8,918,494 and 8,916,600 shares issued..       892          892
  Additional paid-in capital..........................    44,525       44,627
  Treasury stock, at cost (219,398 shares)............    (2,271)      (2,259)
  Retained earnings (accumulated deficit).............      (887)         744
                                                        --------     --------
    Total stockholders' equity........................    42,259       44,004
                                                        --------     --------
                                                        $104,810     $104,778
                                                        ========     ========

           See notes to condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              Six Months Ended
                                                              -----------------
                                                               June
                                                                30,    June 26,
                                                               2000      1999
                                                              -------  --------
OPERATING ACTIVITIES:
  Net income (loss).......................................... $(1,631)  $2,243
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Non-cash nonrecurring charges............................   3,152      --
    Depreciation and amortization............................   2,552    1,826
    Provision for doubtful accounts..........................     340      356
    Deferred income taxes....................................  (1,133)   1,556
    Net change in other operating assets and liabilities.....  (1,354)    (647)
                                                              -------   ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES..............   1,926    5,334
                                                              -------   ------
INVESTING ACTIVITIES:
  Purchases of property and equipment........................  (2,267)  (3,825)
  Tectrix earn-out payment...................................     --      (538)
                                                              -------   ------
      NET CASH USED IN INVESTING ACTIVITIES..................  (2,267)  (4,363)
                                                              -------   ------
FINANCING ACTIVITIES:
  Repayment of long-term debt................................  (2,461)  (1,318)
  Net borrowings under the revolving loan....................   4,000    1,100
  Purchase of Treasury Stock.................................     (11)     (20)
                                                              -------   ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........   1,528     (238)
                                                              -------   ------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................   1,187      733
CASH AND CASH EQUIVALENTS, beginning of period...............     565    1,899
                                                              -------   ------
CASH AND CASH EQUIVALENTS, end of period..................... $ 1,752   $2,632
                                                              =======   ======


           See notes to condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 -- Basis of Presentation

  Cybex International, Inc. (the "Company" or "Cybex"), is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets.

  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the entire year.

  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999, Form 10-Q dated March 31, 2000 and its proxy statement dated April 18, 2000.

Note 2 -- Nonrecurring Charges

  In June 2000, the Company announced the relocation of its Irvine, California cardiovascular equipment assembly and product development facility to Medway, Massachusetts. The relocation resulted in a nonrecurring charge to operations of $2,352,000 which is comprised primarily of severance, fixed asset write-offs and lease cancellation costs. These costs are expected to adequately reflect the cost associated with relocating the facility. In addition, the Company incurred a one-time charge of $800,000 associated with the write-off of internal use software that will not be utilized.

Note 3 -- Inventories

  Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                           June 30, December 31,
                                                             2000       1999
                                                           -------- ------------
   Raw materials..........................................  $4,880     $5,305
   Work in process........................................   1,698      1,297
   Finished goods.........................................   2,456      1,478
                                                            ------     ------
                                                            $9,034     $8,080
                                                            ======     ======

Note 4 -- Credit Agreement

  On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan which increased to $30,000,000 in May 1999, (the "Revolver"), and a $25,000,000 term loan (the
"Term loan") which replaced the then existing Loan and Security Agreement. The Revolver matures in May 2004 and the Term loan matures in December 2003. Borrowings under both the Revolver and Term loans bear interest at the Company's option of either Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which is adjusted based on the Company's level of compliance with certain financial covenants, as defined.

  As of June 30, 2000, $13,000,000 and $20,000,000 were outstanding under the Revolver and Term loan, respectively. At June 30, 2000, $11,768,000 was available under the Revolver, net of $5,232,000 in stand-by letters of credit outstanding.

  Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions, as defined.

Note 5 -- Earnings Per Share

  The table below sets forth a reconciliation of the shares used in the basic and diluted net income per share computations (in thousands):

                                     Three Months Ended      Six Months Ended
                                     ---------------------   -----------------
                                     June 30,    June 26,    June 30, June 26,
                                       2000        1999        2000     1999
                                     ---------   ---------   -------- --------
Shares used in computing basic
 earnings per share.................      8,699       8,675   8,699    8,677
Dilutive effect of options..........        --            2     --         1
                                      ---------   ---------   -----    -----
Shares used in computing diluted
 earnings per share.................      8,699       8,677   8,699    8,678
                                      =========   =========   =====    =====

  For the six months ended June 30, 2000, options to purchase 705,161 shares of the Company's Common Stock at exercise prices ranging from $4.06 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive.

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

Overview

  Cybex is an exercise equipment company, which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets.

Results of Operations

Net Revenues

  Cybex's net revenues increased $1,023,000, or 4%, to $28,599,000 for the second quarter and by $1,601,000, or 3%, for the six months ended June 30, 2000. Sales of strength products increased $1,263,000, or 9%, to $15,273,000 for the second quarter. Year-to-date sales of strength products increased $1,914,000, or 6%, to $31,808,000 reflecting the leadership position of the Company in the area of strength products. Both international sales and sales to national accounts contributed to this growth. These increases came from several products led by sales of personal gyms.

  Sales of cardiovascular products decreased by $101,000, or 1%, to $11,998,000 for the first quarter. This decline is primarily the result of a decline in the sale of treadmills, which the Company believes was caused by the lack of new product and pressure from the competition. A new treadmill, the 600T, was introduced at the end of the quarter and is expected to improve treadmill sales. Sales of bikes and steppers increased by $278,000, or 8%, to $3,728,000 and by $201,000, or 13% to $1,799,000, respectively, for the second quarter reflecting the Company's ability to offer a full line of exercise equipment to customers. Year-to-date sales of cardiovascular products decreased by $554,000, or 2% to $27,514,000. The largest decline came from reduced sales of Hikers, which will be discontinued and replaced by a new total body trainer, the Excursion, which is planned for delivery next year.

Gross Margin

  Gross margin increased from 38.2% in the second quarter last year to 39.1% this year. On a year-to-date basis, it increased from 39.4% last year to 40.4% this year. These increases are principally due to a reduction in warranty expense, which has declined because of improvements in quality control, the product development process and claims management, partially offset by the increase in steel prices. The Company continues to see pricing pressure from the competition.

Operating Expenses

  Selling, general and administrative expenses increased by $1,961,000, or 21% to $11,274,000 in the second quarter of 2000 compared to the second quarter of 1999. This increase was primarily attributable to increases in information technology expenses by $852,000, or 157%, sales, marketing and customer service expenses by $664,000, or 17%, and product development expenses by $483,000, or 45%. These increases reflect the Company's priority to improve customer service (external and internal), to develop new and exciting products and to market those products effectively. On a year-to-date basis, selling, general and administrative expenses increased by $4,624,000, or 24% to $23,576,000 compared to last year. Once again, these increases were due primarily to investments in information technology, sales, marketing, customer service and product development. Cost control continues to be a high priority for the Company with emphasis on increases in operating expenses that drive growth and profitability.

Nonrecurring Charges

  The Company incurred nonrecurring charges of $3,152,000 in the second quarter this year. A total of $2,352,000 was incurred to relocate the cardiovascular equipment assembly and product development operations currently performed in Irvine, California to the Company's Medway, Massachusetts facility. This consolidation is expected to increase efficiencies and widen operating margins to contribute to the Company's growth and profitability in the future.

  The Company also incurred a write-off of $800,000 of internal use software that will not be utilized in the future.

Interest Expenses

  Interest expense increased by $63,000, or 8% in the second quarter compared to the comparable prior year period and by $40,000, or 3% on a year-to-date basis, due primarily to higher interest rates.

Liquidity and Capital Resources

  Cash and cash equivalents were $1,752,000 at June 30, 2000 compared to $565,000 at December 31, 1999. For the six months ended June 30, 2000, net cash provided by operating activities was $1,926,000 compared to the net cash provided by operations of $5,334,000 for the six months ended June 26, 1999. This decrease of $3,408,000 was primarily the result of lower earnings.

  Cash used in investing activities of $2,267,000 for the six months ended June 30, 2000 was primarily due to capital expenditures for production equipment, information technology and the Cybex Institute, which is the training and education center for the Company.

  Net borrowings for the six months ended June 30, 2000 under the Company's Credit Agreement with several banks were $1,539,000 compared to net payments of $218,000 for the comparable period last year, due primarily to lower earnings. At June 30, 2000, $13,000,000 and $20,000,000 were outstanding under the Revolver and Term Loan, respectively, and $11,768,000 was available under the Revolver, net of $5,232,000 in stand-by letters of credit. The Credit Agreement contains several financial covenants which were amended effective June 30, 2000. The Company is in full compliance with the terms of the Credit Agreement. The Company believes that the cash flow from its operations and available borrowings under its line will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

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

  Costs incurred to date related to these replacement programs approximate $6,500,000. The total cost estimate does not include potential costs related to any customer or other third party claims.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

  There have been no material changes in quantitative and qualitative market risk from the disclosure in Item 7a (page 13) of the December 31, 1999 10-K which is incorporated here by reference.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  Kirila et al v. Cybex International, Inc. et al See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1999 for a description of the proceedings.

Item 2. Changes in Securities and Use of Proceeds

  None

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters To a Vote of Security Holders

  The Annual Meeting of Shareholders of the Company was held on May 23, 2000. At the meeting, action was taken on the following matters:

    1. John Aglialoro and Jerry Lee were re-elected as directors of the Company. The terms of office of James H. Carll, Joan Carter, Peter C. Haines, Arthur W. Hicks and Alan H. Weingarten continued after the meeting.

  The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

                                                   Shares           Abstentions/
                                          Shares    Voted   Shares  Broker Non-
                                         Voted For Against Withheld    Votes
                                         --------- ------- -------- ------------
   1. Election of Directors
     John Aglialoro..................... 8,177,865   --     42,209      --
     Jerry Lee.......................... 8,178,039   --     42,035      --

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

  27 Financial Data Schedule (Filed herewith)

(b) Reports on Form 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cybex International, Inc.

                                                    /s/ Peter C. Haines
August 14, 2000                           By: _________________________________
                                                      Peter C. Haines

                                               President and Chief Executive
                                                          Officer
                                                   /s/ Paul O. Webber III
                                          By: _________________________________
August 14, 2000                                      Paul O. Webber III
                                                  Vice President and Chief
                                                     Financial Officer

                                 EXHIBIT INDEX

(a) Exhibits

Exhibit
No.      Description
-------  -----------
27       Financial Data Schedule. (Filed herewith)