Form 10-Q
period 2000-09-30
CYBEX INTERNATIONAL INC
filed 2000-11-14
CIK 60876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 for the quarterly period ended 9/30/00.

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 for the transition period from     to    .

Commission file number 0-4538

                           Cybex International, Inc.
            (Exact name of registrant as specified in its charter)

              New York                                 11-1731581
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

      10 Trotter Drive, Medway,                           02053
            Massachusetts                              (Zip Code)
   (Address of principal executive
               office)

Registant'srtelephone number, including area code    (508) 533-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On October 31, 2000, the Registrant had outstanding 8,749,096 shares of Common Stock, par value $0.10 per share, which is the Registrant's only class of Common Stock.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Statements of Operations (unaudited)--Three and
     nine months ended September 30, 2000 and September 25, 1999...........   3

    Condensed Consolidated Balance Sheets--September 30, 2000 (unaudited)
     and December 31, 1999.................................................   4

    Condensed Consolidated Statements of Cash Flows (unaudited) -- Nine
     months ended September 30, 2000 and September 25, 1999................   5

    Notes to Condensed Consolidated Financial Statements (unaudited).......   6

  Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   7

  Item 3. Quantitative and Qualitative Disclosure about Market Risk........   9

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings................................................  10

  Item 2. Changes in Securities and Use of Proceeds........................  10

  Item 3. Defaults Upon Senior Securities..................................  10

  Item 4. Submission of Matters to a Vote..................................  10

  Item 5. Other Information................................................  10

  Item 6. Exhibits and Reports on Form 8-K.................................  10

Signatures.................................................................  11

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                             Three Months Ended           Nine Months Ended
                         --------------------------- ---------------------------
                         September 30, September 25, September 30, September 25,
                             2000          1999          2000          1999
                         ------------- ------------- ------------- -------------
                                               (unaudited)
Net sales...............    $30,109       $24,624       $92,725       $85,639
Cost of sales...........     18,354        15,790        55,683        52,737
                            -------       -------       -------       -------
  Gross profit..........     11,755         8,834        37,042        32,902
Selling, general and
 administrative
 expenses...............     10,760        10,198        34,336        29,150
Nonrecurring charges....        --            --          3,152           --
                            -------       -------       -------       -------
  Operating income
   (loss)...............        995        (1,364)         (446)        3,752
Interest income.........         29            62           267           268
Interest expense........       (774)         (689)       (2,335)       (2,210)
                            -------       -------       -------       -------
  Income (loss) before
   income taxes.........        250        (1,991)       (2,514)        1,810
Income tax provision
 (benefit)..............        103          (816)       (1,031)          742
                            -------       -------       -------       -------
  Net income (loss).....    $   147       $(1,175)      $(1,483)      $ 1,068
                            =======       =======       =======       =======
Basic and diluted net
 income (loss) per
 share..................    $   .02       $  (.14)      $  (.17)      $   .12
                            =======       =======       =======       =======


         See notes to the condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents.........................   $  1,016      $    565
  Accounts receivable, net of allowance of $1,191
   and $4,475.......................................     29,516        29,004
  Lease receivables.................................        --            509
  Inventories.......................................     10,506         8,080
  Deferred income taxes.............................      7,449         7,449
  Prepaid expenses and other........................      1,212         1,774
                                                       --------      --------
    Total current assets............................     49,699        47,381
Property, plant and equipment, net..................     21,049        21,907
Lease receivables...................................        --            659
Goodwill, net.......................................     28,920        29,713
Deferred income taxes...............................      2,996         1,965
Other assets........................................      1,125         3,153
                                                       --------      --------
                                                       $103,789      $104,778
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..............   $  5,325      $  4,622
  Accounts payable..................................      7,859        10,163
  Accrued expenses..................................     13,219        11,216
  Income taxes payable..............................        856           910
                                                       --------      --------
    Total current liabilities.......................     27,259        26,911
Long-term debt......................................     31,999        31,742
Accrued warranty obligation and other...............      1,967         2,121
                                                       --------      --------
    Total liabilities...............................     61,225        60,774
                                                       --------      --------
Stockholders' Equity:
  Common stock, $.10 par value, 20,000,000 shares
   authorized, 8,968,494 and 8,916,000 shares
   issued...........................................        897           892
  Additional paid-in capital........................     44,677        44,627
  Treasury stock, at cost (219,398 and 216,658
   shares)..........................................     (2,271)       (2,259)
  Retained earnings (accumulated deficit)...........       (739)          744
                                                       --------      --------
  Total stockholders' equity........................     42,564        44,004
                                                       --------      --------
                                                       $103,789      $104,778
                                                       ========      ========

           See notes to condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Nine Months Ended
                                                      -------------------------
                                                      September 30 September 25
                                                          2000         1999
                                                      ------------ ------------
                                                             (unaudited)
OPERATING ACTIVITIES:
  Net income (loss)..................................   $(1,483)     $ 1,068
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Non-cash nonrecurring charges....................     3,152          --
    Depreciation and amortization....................     3,818        2,785
    Stock Compensation...............................       158          --
    Provision for doubtful accounts..................       611          504
    Deferred income taxes............................    (1,031)         742
    Net change in other operating assets and
     liabilities.....................................    (2,638)       1,380
                                                        -------      -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES......     2,587        6,479
                                                        -------      -------
INVESTING ACTIVITIES:
  Purchases of property and equipment................    (3,084)      (4,918)
  Tectrix earn-out payment...........................       --          (538)
                                                        -------      -------
      NET CASH USED IN INVESTING ACTIVITIES..........    (3,084)      (5,456)
                                                        -------      -------
FINANCING ACTIVITIES:
  Repayment of long-term debt........................    (3,541)      (2,164)
  Net borrowings under the revolving loan............     4,500        1,100
  Purchase of Treasury Stock.........................       (11)         (20)
                                                        -------      -------
      NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES....................................       948       (1,084)
                                                        -------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS............       451          (61)
CASH AND CASH EQUIVALENTS, beginning of period.......       565        1,899
                                                        -------      -------
CASH AND CASH EQUIVALENTS, end of period.............   $ 1,016      $ 1,838
                                                        =======      =======

           See notes to condensed consolidated financial statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

  Cybex International, Inc. (the "Company" or "Cybex"), is a strength and cardiovascular fitness equipment company which develops, manufactures and markets premium performance, professional quality, human performance products for the commercial and consumer markets.

  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the entire year.

  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999, Form 10-Q dated June 30, 2000 and its proxy statement dated April 18, 2000.

NOTE 2--NONRECURRING CHARGES

  In June 2000, the Company announced the relocation of its Irvine, California cardiovascular equipment assembly and product development facility to Medway, Massachusetts and to a factory in Taiwan. The relocation resulted in a nonrecurring charge to operations of $2,352,000 which is comprised primarily of severance, fixed asset write-offs and lease cancellation costs. These costs are expected to adequately reflect the cost associated with relocating the facility. Within the third quarter of 2000, the Company realized $567,000 of cost with a remaining balance as of September 30, 2000 of $1,785,000 to be realized in future periods. In addition, the Company incurred a one-time charge of $800,000 in the second quarter of 2000 associated with the write-off of internal use software that will not be utilized.

NOTE 3--INVENTORIES

  Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
   Raw materials.....................................    $ 4,871       $5,305
   Work in process...................................      1,732        1,297
   Finished goods....................................      3,903        1,478
                                                         -------       ------
                                                         $10,506       $8,080
                                                         =======       ======

NOTE 4--CREDIT AGREEMENT

  On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan which increased to $30,000,000 in May 1999 (the "Revolver"), and a $25,000,000 term loan (the
"Term loan") which replaced the then existing Loan and Security Agreement. The Revolver matures in May 2004 and the Term loan matures in December 2003. Borrowings under both the Revolver and

Term loans bear interest at the Company's option of either Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which is adjusted based on the Company's level of compliance with certain financial covenants, as defined.

  As of September 30, 2000, $13,500,000 and $19,000,000 were outstanding under the Revolver and Term loan, respectively. At September 30, 2000, $11,268,000 was available under the Revolver, net of $5,232,000 in stand-by letters of credit outstanding.

  Borrowings under the credit facility are secured by substantially all of the assets of the Company with certain exceptions, as defined.

NOTE 5--EARNINGS PER SHARE

  The table below sets forth a reconciliation of the shares used in the basic and diluted net income per share computations (in thousands):

                              Three Months Ended           Nine Months Ended
                          --------------------------- ---------------------------
                          September 30, September 25, September 30, September 25,
                              2000          1999          2000          1999
                          ------------- ------------- ------------- -------------
Shares used in computing
 basic earnings per
 share..................      8,749         8,673         8,749         8,673
Dilutive effect of
 options................          1           --            --              4
                              -----         -----         -----         -----
Shares used in computing
 diluted earnings per
 share..................      8,750         8,673         8,749         8,677
                              =====         =====         =====         =====

  For the three and nine months ended September 30, 2000, options to purchase 489,161 and 534,161 shares of the Company's Common Stock at exercise prices ranging from $4.06 to $11.75 and $2.69 to $11.75 per share, respectively, were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive. Additionally, the impact of outstanding stock options is not considered in loss periods as the result would be anti-dilutive.

NOTE 6--CONTINGENCIES

  The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes pertaining to distributor agreements and intellectual property rights. Management believes that the outcome of such litigation and claims will not have a material adverse effect on its financial position or results of operations.

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

RESULTS OF OPERATIONS

Net Revenues

  Cybex's net revenues increased $5,485,000, or 22%, to $30,109,000 for the third quarter and by $7,086,000, or 8%, for the nine months ended September 30, 2000. Sales of strength products increased $3,550,000, or 29%, to $15,763,000 for the third quarter. Year-to-date sales of strength products increased $5,464,000, or 13%, to $47,571,000 reflecting the leadership position of the Company in the area of strength products. Both international sales and sales to national accounts contributed to this growth. Another contributing factor to the increase in the quarter is the improvements made to the ERP system. The increase in the quarter came from several products including the premium selectorized variable resistance line (VR2), free weights and the new functional trainer (FT360). For the nine months ended September 30, 2000 the increases came from sales of free weights, personal gyms, the international variable resistance line (VR Metric), the functional trainer (FT360) and the premium variable resistance line (VR2).

  Sales of cardiovascular products increased by $1,840,000, or 17%, to $12,928,000 for the third quarter and by $1,286,000, or 3%, to $40,442,000 for the nine months ended September 30, 2000. The increase was driven by sales of the new treadmill (600T) and an increase in bike sales which was offset by a decline in the sales of hikers, which was discontinued and will be replaced by a new total body trainer, the "Excursion," planned for delivery next year. The market for cardiovascular products remains very competitive.

Gross Margin

  Gross margin increased from 35.9% in the third quarter of last year to 39.0% this year. On a year-to-date basis, gross margin increased from 38.4% last year to 39.9% this year. The margin improvement for the quarter and for the nine months ended September 30, 2000 was due primarily to improved absorption of overhead due to the increase in volume and improved cost management. Additionally, direct labor costs as a percentage of sales decreased, reflecting improved efficiencies and improved cost management.

Operating Expenses

  Selling, general and administrative expenses increased by $562,000, or 6% to $10,760,000 in the third quarter of 2000 compared to the third quarter of 1999. On a year-to-date basis, selling, general and administrative expenses increased by $5,186,000, or 18% to $34,336,000 compared to last year. These increases were due primarily to the cost of the new ERP system and investments in sales, marketing, product development, customer service and increases in some administrative costs. Cost control continues to be a high priority for the Company with emphasis on increases in operating expenses that drive growth and profitability.

Nonrecurring Charges

  Results for the nine months ended September 30, 2000 include nonrecurring charges of $3,152,000 incurred in the second quarter this year. A total of $2,352,000 was incurred to relocate the cardiovascular equipment assembly and product development operations currently performed in Irvine, California to the Company's Medway, Massachusetts facility and to a factory in Taiwan. This relocation should be effectively complete on December 1, 2000. The consolidation is expected to increase efficiencies and widen operating margins to contribute to the Company's growth and profitability in the future.

  The Company also incurred a write-off of $800,000 in the second quarter of 2000 relating to internal use software that will not be utilized in the future.

Interest Expenses

  Interest expense increased by $85,000, or 12% in the third quarter compared to the comparable prior year period and by $125,000, or 6% on a year-to-date basis, due primarily to higher interest rates.

Liquidity and Capital Resources

  Cash and cash equivalents were $1,016,000 at September 30, 2000 compared to $565,000 at December 31, 1999. For the nine months ended September 30, 2000, net cash provided by operating activities was $2,587,000 compared to the net cash provided by operations of $6,479,000, for the nine months ended September 30, 1999. This decrease of $3,892,000 was primarily the result of an increase in receivables. Net accounts receivable days increased from 72 days at December 31, 1999 to 88 days at September 30, 2000. This increase is due to the tight cash position of our customer base. As a result our credit policies have been tightened and collection efforts have intensified.

  Cash used in investing activities of $3,084,000 for the nine months ended September 30, 2000 was primarily due to capital expenditures for production equipment, information technology and the Cybex Institute, which is the training and education center for the Company.

  Net borrowings for the nine months ended September, 2000 under the Company's Credit Agreement with several banks were $959,000 compared to net payments of $1,064,000 for the comparable period last year, due primarily to the increase in receivables and lower earnings. At September 30, 2000, $13,500,000 and $19,000,000 were outstanding under the Revolver and Term Loan, respectively, and $11,268,000 was available under the Revolver, net of $5,232,000 in stand-by letters of credit. The Credit Agreement contains several financial covenants, which were amended effective June 30, 2000. The Company is in full compliance with the terms of the Credit Agreement. The Company believes that the cash flow from its operations and available borrowings under its line will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  There have been no material changes in quantitative and qualitative market risk from the disclosure in Item 7a (page 13) of the December 31, 1999 Form 10-K which is incorporated here by reference.

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

    (a) Exhibits

      10(i) Peter C. Haines Stock Award Agreement

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

                                                 Cybex International, Inc.
                                          _____________________________________

                                                    /s/ Peter C. Haines
                                          By:__________________________________
November 14, 2000                                     Peter C. Haines
                                               President and Chief Executive
                                                          Officer

                                                  /s/ Paul O. Webber III
                                          By:__________________________________
November 14, 2000                                   Paul O. Webber III
                                            Vice President and Chief Financial
                                                          Officer

                                 EXHIBIT INDEX

 Exhibit No. Description
 ----------- -----------
 (a)         Exhibits

 10(i)       Peter C. Haines Stock Award Agreement

 27          Financial Data Schedule (Filed herewith)