Form 10-K
period 2000-12-31
CYBEX INTERNATIONAL INC
filed 2001-04-17
CIK 60876

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                          Commission file number
                                                                  0-4538

                           CYBEX INTERNATIONAL, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

New York                                                  11-1731581
-------------------------------                   ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

10 Trotter Drive, Medway, Massachusetts                      02053
---------------------------------------           ------------------------------
(Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code      (508) 533-4300
                                                  ------------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
        Title of Each Class                             which registered
------------------------------------              ------------------------------

    Common Stock, $.10 Par Value                      American Stock Exchange
------------------------------------              ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 2, 2001

                  Common Stock, $.10 Par Value -- $7,419,023
--------------------------------------------------------------------------------

The number of shares outstanding of each of the registrant's classes of common stock, as of April 2, 2001

               Common Stock, $.10 Par Value -- 8,787,042 shares
--------------------------------------------------------------------------------

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

                                    PART I
                                    ------
ITEM 1.  BUSINESS
         --------

General
-------

Cybex International, Inc. (the "Company" or "Cybex"), a New York Corporation, is a leading manufacturer of exercise equipment which develops, manufactures and markets premium performance, professional quality, strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix"). Today, all of the Company's products are sold under the brand name "Cybex". The Company also has a wholly-owned finance subsidiary, Cybex Financial Corp ("CFC"), which provides equipment lease financing for the Company's products, primarily to its commercial domestic customer base. The Company operates in one business segment.

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

On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding common stock of Tectrix (the "Acquisition"). In connection with the Acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, closed Tectrix's Cambridge, Massachusetts research and development facility and discontinued operations at Tectrix's two international sales offices.

In June 2000, Cybex announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its facility in Medway, Massachusetts. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid-off. This relocation resulted in a second quarter 2000 nonrecurring pre-tax charge of approximately $2,352,000. In addition, the Company incurred in the second quarter 2000 a one-time pre-tax charge of $800,000 associated with the write-off of internal use software.

In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating about 26% of Cybex's workforce; a realignment (in combination with the resignation of senior executives in the fourth quarter
2000) in management responsibilities; changes in Cybex's dealer standards; changes in Cybex's service, credit and warranty policies; and a reassessment of the carrying value of certain of its assets. The Company recorded fourth quarter 2000 nonrecurring pre-tax charges of approximately $22,288,000, related to this restructuring plan and other matters.

Additional information concerning the Company's nonrecurring 2000 charges may be found in Note 4 to the Company's consolidated financial statements.

PRODUCTS

The Company develops, manufactures, and markets premium performance, professional quality, exercise equipment products for the commercial and consumer markets. These products can generally be grouped into two major categories; cardiovascular products and strength systems.

The Company's products are of professional quality and are typically among the best in the category in which they compete, featuring high performance and durability suitable for utilization in health clubs or by professional athletes. Accordingly, the majority of the Company's products are premium priced.

The contribution to net sales of the Company's product lines over the past three years is as follows (dollars in millions):

                                        2000                            1999                            1998
                            ----------------------------    ---------------------------     ----------------------------
                                Net                             Net                             Net
                               Sales          Percent          Sales         Percent           Sales          Percent
                            ------------    ------------    ------------   ------------     ------------    ------------
 Cardiovascular Products          $ 55.5              44%         $ 62.6             48%          $ 68.9              52%
 Strength Systems                   63.4              51            61.2             48             58.7              44
 Freight Sales (1)                   6.4               5             5.4              4              4.8               4
                            ------------    ------------    ------------   ------------    -------------    ------------
                                  $125.3             100%         $129.2            100%          $132.4             100%
                            ============    ============    ============   ============     ============    ============

(1) Reflects shipping and handling fees and costs included in customer invoices.

Cardiovascular Products

The Company's cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. The Company's cardiovascular products include treadmills, bikes and steppers. All of the Company's cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user.

Treadmills.     The Company has seven treadmill models, series 900, 710, 700,
600, 410, 400 and 300. Models 900, 710, 700 and 600 represent products for the commercial market, models 410 and 400 represent products for the light commercial and consumer market, and model 300 represents a product for the consumer market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, and both preset and customized exercise programs. The electronics also provide displays to indicate program profiles, calories burned, calories per hour, speed, incline, distance,
elapsed time and pace.   All treadmills have onboard diagnostics. In addition,
diagnostic information can be accessed through the display which is useful in
the maintenance of the product.   All treadmills have polar heart rate
monitoring options and models 600, 700, 710 and 900 are also contact heart rate equipped. The Company's treadmills have list prices ranging from $2,995 to $8,295.

Bikes.     The Company has two bike models, series 700 and 500, representing commercial and consumer models, respectively, which are available in both upright and recumbent riding positions. The bikes incorporate an ergonomic design, epoxy powder-coat finish and a welded steel frame. The commercial model has a full-featured control console, with optional contact and polar heart rate monitoring. The consumer model has a simplified console suitable for low-support locations. These two products have list prices ranging from $2,025 to $2,925.

Steppers.     The Company has three stepper models, series 800, 500 and 400.
Models 800 and 500 represent products for the commercial market while the model 400 represents a product for the consumer market. All models feature a biomechanically correct design and patented drive technology. The model 800 features an advanced ergonomic handrail design with contact and polar heart rate monitoring, while a traditional design is used in the models 500 and 400. Each of the models has a console tailored to the type of use. These three products have list prices ranging from $2,425 to $3,195.

Strength Training Products

Strength training equipment provides a physical workout by exercising the muscular system. The Company's strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, modular multi-station units, MG500 multi-gym, PG400 personal gym, the FT360, plate-loaded equipment and free-weight equipment.

Selectorized Equipment.     Selectorized single station equipment incorporates
stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

The Company's selectorized equipment is sold under the trademarks "VR2", "Galileo" and "VR". The VR2 and the Galileo represent premium lines. While the VR2 is appropriate for the average user, it also addresses the needs of the advanced user with patented technology which permits the user to target specific training. The Galileo line provides a unique low profile look while also providing amenities for ease of use. The VR represents a valued-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. The Company currently sells approximately 76 selectorized equipment products with list prices between $2,025 and $5,425.

Modular Multi-Station Units.     This product line has the advanced design and
high performance features of the VR selectorized equipment line while being able to be configured into multiple station design. The multi-station units begin at $1,425, with pricing depending on configuration.

MG500  Multi-gym and PG400 Personal Gym.     The Company's multi (MG 500) and
personal (PG 400) gyms feature over 30 biomechanically correct exercises. They are made of components including cold-rolled weight stacks and guide rods, fully welded 11 gauge frames, texture powder coating and upholstery. These gyms use considerably less space than multiple selectorized single station equipment.
The multi-gym contains three weight stacks to meet the needs of the commercial market, especially hotels, corporate fitness centers and other small-scale locations. The personal gym contains one weight stack and is designed for home use. These products have a list price of $6,495 and $4,195, respectively.

FT360.     The FT360 is a functional trainer that delivers an unlimited range of movements and exercises using arms that are capable of multiple positioning. This unit targets the personal training and rehabilitation markets and has a $3,995 list price.

Plate Loaded Equipment.     The Company manufactures and distributes a wide
range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. There are approximately 21 plate-loaded products, ranging in price from $725 to $2,425.

Free-Weight Equipment.     The Company also sells free-weight benches and racks
and compliments them with OEM supplied dumbbells, barbells and plates. The Company offers approximately 25 items of free-weight equipment with list prices ranging from $210 to $1,225.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and community centers.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.eCybex.com).

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company's products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. These dealer performance standards were revised as part of the Company's restructuring program announced in December 2000.
In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and be responsible for the delivery, installation and servicing of products within its territory. Today, the Company has approximately 100 active dealers in North America. The Company believes that its current dealer network is adequate to service its targeted markets. The Company's domestic dealer sales force services this dealer network with seven dealer managers, one major accounts manager, one regional director and a Vice President.

The Company's domestic direct sales force is comprised of nine direct sales representatives, one director, three national account managers and one Vice President. The domestic sales force focuses on commercial users such as health clubs, universities, sports medicine clinics, hotels, spas and resorts. Cybex involves independent installers and authorized service providers for installation and ongoing service relating to its direct sales. Authorized Cybex dealers may also provide service to Cybex direct sales customers.

International sales, excluding Canada, accounted for approximately 21% of the Company's net sales for 2000. The international sales force consists of one
Vice President, one regional sales director, one sales manager and one operations manager. There are approximately 55 independent distributors in 59 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements. During the first quarter of 2001, the Company and its distributor in the United Kingdom and parts of Europe mutually agreed to terminate its distributor agreement effective May 1, 2001. The Company, through a newly-formed subsidiary, will thereafter directly market and sell Cybex products in the United Kingdom and will also operate a distribution center in the United Kingdom which will serve Cybex operations throughout Europe. The Company has also appointed a new distributor in Germany.

The Company markets certain products by advertising in publications which appeal to individuals within its targeted demographic profiles. In addition, the Company advertises in trade publications and participates in industry trade shows.

The Company offers lease financing for its products through CFC, its wholly-owned finance subsidiary. The Company periodically enters into agreements to sell lease receivables to financial institutions.

WARRANTIES

The Company revised its warranty program as of December 31, 2000. After that date, the various components of the cardiovascular products are warranted for varying periods, generally one year labor and two years parts. The various components for strength products are warranted for varying periods of time, up to a ten-year warranty with respect to the structural frame. Warranty expense for the years ended December 31, 2000, 1999 and 1998 was $4,209,000, $3,782,000
and $5,315,000, respectively.

COMPETITION

The market in which the Company operates is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. The Company currently competes primarily in the premium-performance, professional quality equipment segment of the market, which management estimates to be approximately 25% of the total exercise equipment market. Its competitors vary according to product line and include companies with greater name recognition and more extensive financial and other resources than the Company.

Important competitive factors include price, product quality and performance, diversity of features, warranties and customer service. The Company follows a policy of premium quality, responsive customer service and a comprehensive warranty program, which results in products having suggested retail prices at or above those of its competitors in most cases. The Company currently focuses on the segment of the market which values quality and is willing to pay a premium
for products with performance advantages over the competition.   The Company
believes that its reputation for producing products of high quality and dependability, accompanied by competitive warranties, constitutes a competitive advantage.

PRODUCT DEVELOPMENT

Research and development expense for the years ended December 31, 2000, 1999 and 1998 was $4,817,000, $4,816,000 and $3,479,000, respectively. At December 31,
2000, the Company had the equivalent of 21 employees engaged in ongoing research and development programs. The Company's development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment. As part of the Company's restructuring program announced in December 2000, product development has been realigned as a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company's Vice President of Operations - Medway for cardiovascular equipment and its Vice President of Operations - Owatonna for strength equipment.

MANUFACTURING AND SUPPLY

The Company maintains two facilities which are vertically integrated manufacturing facilities equipped to perform fabrication, machining, welding, grinding, assembly and finishing of its products. The Company believes that its facilities provide the Company with proper control over product quality, cost and faster delivery time.

The Company manufactures treadmill and bike cardiovascular products in its facility located in Medway, Massachusetts and manufactures strength equipment in its facility located in Owatonna, Minnesota. Raw materials and purchased components are comprised primarily of steel, aluminum, wooden decks, electric motors, molded or extruded plastics, milled products, circuit boards for computerized controls and upholstery. These materials are assembled, fabricated, machined, welded, powder coated and upholstered to create finished products.

The Company's stepper products have, since the fourth quarter 2000, been manufactured for the Company in Taiwan. The Company believes that this outsourcing will reduce manufacturing costs of this product while maintaining quality.

The Company single sources its stepper products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components and electronics, where it believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost.
The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company's operations.

The Company manufacturers most of its strength training equipment on a "build-to-order" basis which responds to specific sales orders. The Company manufactures its other products based upon projected sales.

BACKLOG

Backlog historically has not been a significant factor in the Company's business.

PATENTS AND TRADEMARKS

The Company owns, licenses or has applied for various patents with respect to its products and has also registered or applied for a number of trademarks. While these patents and trademarks are of value, the Company does not believe that it is dependent, to any material extent, upon patent or trademark protection.

INSURANCE

The Company's product liability insurance is written on an occurrence form and provides an aggregate of $5,000,000 of coverage, with a deductible of up to $75,000 per occurrence with an annual aggregate deductible of $500,000.
In prior years, the Company maintained a claims made policy which was converted to an occurrence form policy in 1998. The insurance company has provided a seven year extended reporting period for the expired claims made product liability policy.

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

EMPLOYEES

On March 31, 2001, the Company employed 434 persons on a full-time basis. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

AVAILABLE INFORMATION

The Company files reports electronically with the Securities and Exchange Commission. Forms 10-Q, 10-K, Proxy Statements and other information can be viewed at http://www.sec.gov. The Company maintains its own web site which can be viewed at http://www.eCybex.com.

ITEM 2.   PROPERTIES
          ----------

The Company occupies approximately 120,000 square feet of space in Medway, Massachusetts and approximately 210,000 square feet of space in Owatonna, Minnesota for administrative offices, manufacturing, assembly and warehousing. These facilities are owned by the Company. The Company also utilizes outside warehousing.

In the first quarter 2001, the Company's newly-formed United Kingdom subsidiary entered into a lease of approximately 10,000 square feet of space in Northampton, England. This space will be utilized for the subsidiary's direct sales effort in the United Kingdom and for a distribution center which will serve Cybex's operations throughout Europe.

The Company's manufacturing facilities are equipped to perform fabrication, machining, welding, grinding, assembly and powder coating of its products. The Company believes that its facilities provide adequate capacity for its operations for the foreseeable future, and the facilities are well maintained and kept in good repair.

Additional information concerning the financing of the Company's owned facilities is described in Note 5 the Company's consolidated financial statements.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

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

HOT NEW PRODUCTS V. CYBEX INTERNATIONAL, INC., ET AL
----------------------------------------------------

This action is in the United States District Court for the Northern District of Alabama. The Plaintiff in this action is a terminated dealer of Trotter Inc. Shortly after the termination, Plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The Plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the Plaintiff filed this antitrust Complaint in federal court, alleging price discrimination and price and territory conspiracy violations; the State court case was dismissed with the State court claims refiled as part of this federal action. The Plaintiff is seeking approximately

$3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability. The Company intends to vigorously defend this litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ----------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

SPECIAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT
               --------------------------------

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 31, 2001 were as follows:

NAME                        AGE                       POSITION
John Aglialoro......  57...........  Chairman and Acting Chief Executive Officer

Karen A. Slein......  43...........  Vice President - Human Resources

Paul G. Horgan......  44...........  Corporate Controller


Mr. Aglialoro has served as Cybex's Acting Chief Executive Officer since November 2000. Mr. Aglialoro is the Chairman and Chief Executive Officer of
UM Holdings Ltd., which he co-founded in 1973. UM Holdings Ltd. is the Company's principal shareholder. He served as a Director and Chairman of Trotter Inc. from 1983 until its merger with Cybex in 1997, from which time he has served as the Chairman of the Company's Board of Directors.

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

Mr. Horgan has served as the Company's Corporate Controller since June 2000. From 1997 to 2000, he served as Senior Manager of Accounting Operations at Stone & Webster, a publicly traded engineering and construction company. From 1984 to 1997 he held various management positions at Etonic, a privately held footwear company, most recently as corporate controller.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

The Company's common shares are traded on the American Stock Exchange (Amex). The Company's Amex symbol is CYB.

The following table shows the high and low market prices as reported by the
Amex:

                                2000                              1999
Calendar                  High          Low                High           Low
--------                  ----          ---                ----           ---
First Quarter            $4.500       $3.000              $5.625        $4.000
Second Quarter            4.438        2.625               5.625         3.750
Third Quarter             3.500        2.750               5.000         3.438
Fourth Quarter            3.625        1.875               3.750         2.000

As of April 10, 2001 there were approximately 466 common shareholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

On December 31, 2000, in accordance with the Board compensation policy, the Company issued 5,000 shares of its common stock to John Aglialoro for serving as Chairman of the Board of Directors. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Under the Company's Credit Agreement, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

The following information has been extracted from the Company's consolidated financial statements for the five years ended December 31, 2000. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this report.

                                                                          Year Ended December 31
                                        ------------------------------------------------------------------------------------------
                                             2000               1999              1998(a)             1997(b)                1996
                                        ------------------------------------------------------------------------------------------
                                                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
-----------------------------
Net sales                                $125,293           $129,168             $132,385            $94,326               $48,518
Cost of sales                              82,936             82,033               85,567 (d)         60,490(f)             32,127
                                         --------           --------             --------            -------               -------
    Gross profit                           42,357             47,135               46,818             33,836                16,391
Selling, general and administrative
 expenses                                  46,370             37,752               37,228             32,772(g)             12,124
Nonrecurring charges                       25,440 (c)             --                5,898 (e)          7,134 (h)                --
                                         --------           --------             --------            -------               -------
    Operating income (loss)               (29,453)             9,383                3,692             (6,070)                4,267
Interest income                               318                434                  723                427                    49
Interest expense                           (3,141)            (3,034)             (2,405)             (1,188)               (1,004)
                                         --------           --------             --------            -------               -------
    Income (loss) before income taxes     (32,276)             6,783                2,010             (6,831)                3,312

Income tax provision (benefit)            (11,699)             2,781                  992             (1,586)                1,344
                                         --------           --------             --------            -------               -------
Net income (loss)                        $(20,577)(i)       $  4,002             $  1,018 (j)         (5,245)(k)           $ 1,968
                                         ========           ========             ========            =======               =======

Basic earnings (loss) per share           $(2 .36)(i)       $    .46             $    .12 (j)        $  (.76)(k)           $   .46
                                         ========           ========             ========            =======               =======


Diluted earnings (loss) per share         $(2 .36)(i)       $    .46             $    .12 (j)          $(.76)(k)           $   .45
                                         ========           ========             ========            =======               =======

(a) 1998 includes the results of Tectrix from the May 21, 1998 acquisition date.
(b) 1997 includes the results of Trotter plus the results of Cybex from the May 23, 1997 merger date.
(c) Includes $2,352 of relocation costs, $2,545 of severance charges pertaining to the restructuring plan, $16,912 of goodwill impairment relating to the Tectrix acquisition, $2,831 of license settlement charges and $800 of system impairments. (see Note 4)
(d) Includes $300 of costs related to the Cybex bike and $372 of costs related to the elimination of the Reactor product line, both of which are considered unusual or nonrecurring.
(e) Includes $3,000 of costs related to the Fuqua litigation, $1,435 of costs related to the Cybex bike, $952 of costs related to the elimination of the Reactor product line and $511 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition.
(f) Includes $2,375 of costs considered unusual or nonrecurring, or a direct result of the Cybex/Trotter merger.
(g) Includes $4,599 of costs considered unusual or nonrecurring, or a direct result of the Cybex/Trotter merger.
(h) Includes $2,734 of costs related to the Sharpsville plant closure, a $2,500 charge for acquired research and development and a $1,900 charge related to the arbitrator's decision in connection with the dispute with Fuqua.
(i) Includes $25,440 of pre-tax charges on an after-tax basis for nonrecurring costs comprised of the items listed in (c) above.
(j) Includes $6,570 of pre-tax charges on an after-tax basis for nonrecurring or acquisition-related costs comprised of the items listed in (d) and (e) above.
(k) Includes $14,108 of pre-tax charges on an after-tax basis for nonrecurring or merger-related costs comprised of the items listed in (f), (g) and (h) above.

                                                                          Year Ended December 31
                                        ------------------------------------------------------------------------------------------
                                             2000               1999               1998                1997                  1996
                                        ------------------------------------------------------------------------------------------
                                                                              (in thousands)
BALANCE SHEET DATA:
-------------------
Working capital                          $  5,061           $ 20,470             $ 18,772            $19,013               $ 4,205
Total assets                               88,720            104,778              107,897             78,725                20,367
Long-term debt                             37,242             36,364               38,926             13,639                11,369
Stockholders' equity                       23,554             44,004               39,928             38,908                 1,396

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the implementation of the Company's restructuring plan. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission including this Form 10-K.

OVERVIEW

Cybex International, Inc. (the "Company" or "Cybex"), a New York Corporation, is a leading manufacturer of exercise equipment which develops, manufactures and markets premium performance, professional quality, strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix").

Revenue is recorded when products are shipped and the Company has no significant remaining obligations. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Shipping and Handling Costs," the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expense. Sales, cost of sales and selling, general and administrative expenses for the years ended December 31, 1999 and 1998 have been reclassified to be consistent with EITF 00-10.

On May 23, 1997, the merger between a wholly owned subsidiary of Cybex and Trotter was consummated (the "Merger") with Trotter surviving the Merger as a subsidiary of Cybex. This transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. Trotter was merged into Cybex effective December 31,1999.

On May 21, 1998, Cybex entered into an agreement with Tectrix and its stockholders whereby Cybex acquired all of the outstanding common stock of Tectrix (the "Acquisition"). In connection with the Acquisition, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, closed its Cambridge, Massachusetts research and development facility and discontinued operations at Tectrix's two international sales offices.


In June 2000, Cybex announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility, which was completed in December 2000. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid-off. This relocation resulted in a second quarter 2000 nonrecurring pre-tax charge of approximately $2,352,000. In addition, the Company incurred a one-time pre-tax charge of $800,000 associated with the write-off of internal use software.

In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating about 26% of Cybex's workforce. The Company recorded fourth quarter 2000 nonrecurring pre-tax charges of $22,288,000, including a $2,545,000 charge relating to its workforce reduction, a $16,912,000 charge relating to goodwill impairment from the Company's Tectrix acquisition, and a $2,831,000 charge relating to the settlement of a license agreement.

RESULTS OF OPERATIONS

The Company adopted its restructuring plan in response to the fourth quarter 2000 decrease in net sales discussed below. The Company anticipates that sales will continue at a reduced level throughout 2001, primarily due to tightened credit standards adopted as part of its restructuring plan and to economic conditions, both generally and in the Company's business segment. The Company has achieved significant cost reductions in the first quarter of 2001, which it anticipates will continue throughout the year. The Company anticipates that while first quarter 2001 net sales are likely to be approximately 35% below net sales for the corresponding period of 2000, profitability will be achieved for the first quarter of 2001 as a result of the Company's lower cost structure.

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales, exclusive of unusual or nonrecurring charges.

                                                 Year Ended December 31
                                               -------------------------
                                                2000      1999      1998
                                                ----      ----      ----
Net sales                                        100%      100%      100%
Cost of sales                                     66        64        64
                                               -----      ----      ----
Gross profit                                      34        36        36
Selling, general and administrative
 expenses                                         37        29        28
                                               -----      ----      ----
Operating income (loss)                           (3)        7         8
Interest expense (net)                            (3)       (2)       (2)
                                               -----      ----      ----
Income (loss) before income taxes                (6)%        5%        6%
                                               =====      ====      ====

NET REVENUES

Cybex's net revenues decreased $3,875,000, or 3%, to $125,293,000 in 2000, compared with a $3,217,000, or 2% decrease, in 1999. The decrease in 2000 was primarily attributable to a decrease in demand of the Company's cardiovascular products of $7,000,000, or 11%, to $55,600,000. This was offset primarily by a $2,200,000, or 4% increase in strength training products to $63,400,000 where the company believes it is the leader in terms of market share and an increase of $900,000, or 17%, to $6,400,000 for freight revenue. The decline in the sale of cardiovascular products was primarily related to a fourth quarter decline in orders resulting from an industry slowdown and the Company's stricter credit policy adopted in the fourth quarter of 2000.

The decrease in net revenues in 1999 was primarily attributable to a decrease in demand of the Company's cardiovascular products of $6,300,000, or 9%, to $62,600,000. This was offset primarily by a $2,500,000, or 4% increase, to $61,200,000 in strength training products and $600,000, or 13%, to $5,415,000 for freight revenue. The decline in the sale of cardiovascular products was primarily attributable to the lack of new products. In addition, some instability in the sales organization during the first half of 1999 led to a reduced pipeline of orders for the third quarter of 1999. Subsequently, a new distribution model and sales organization structure was implemented which led to the improved order rate in the fourth quarter. Sales in all product lines suffered the effects of the implementation in 1999 of a new Enterprise Resource Planning System ("ERP"), which management believes cost the Company lost sales to the competition and is reflected in the Company's poor third quarter 1999 performance. Significant improvements have since been made with the ERP system.

Revenues outside the U.S. and Canada represented total net revenues of 21%, 20% and 18% in 2000, 1999 and 1998, respectively.

GROSS MARGIN

Gross margin was 34% in 2000, compared with 36% in 1999 and 1998. Gross margin in 2000 was affected by fourth quarter adjustments for returned product and price adjustments relating to the termination of the Company's relationship with a domestic dealer, transition costs related to the relocation of the Irvine, California facility to Medway, Massachusetts, higher warranty costs relating to the cardiovascular products, a new accounting guideline for freight costs and lower volume of sales in the fourth quarter. The Company was able to maintain margins in 1999 despite lower sales in 1999 versus 1998 primarily due to lower warranty and overhead costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $8,618,000, or 23%, in 2000 to $46,370,000 compared with an increase of $524,000, or 1%, in 1999. As a percentage of net revenues, these expenses were 37%, 29% and 28% in 2000, 1999 and 1998, respectively. The provision for doubtful accounts increased in 2000 by $3,900,000 due to weakness in the fitness industry in the fourth quarter, a tighter credit policy, and additional reserves for a domestic dealer and an international distributor. Health insurance costs were higher in 2000 by $900,000 due to increased costs and claims. Information system costs increased by $1,900,000 due to the new ERP system. In 2000, product improvements made in the strength line resulted in higher costs of $700,000. Between 1999 and 1998, product development expenses increased by $1,337,000, or 38%, to $4,816,000 to fuel the creation of new products planned for 2000. Investments were also made in 1999 in international sales and marketing and information systems. These increases were offset by decreases in shipping, selling and customer service expenses.

NONRECURRING CHARGES


Nonrecurring pre-tax charges totaling $25,440,000 ($16,231,000, or $1.86 per share on an after-tax basis) for 2000 are comprised of:

    Asset impairment charge related to Tectrix goodwill              $16,912,000
    Asset impairment charge related to internal-use software             800,000
    Severance and exit costs related to June 2000 relocation           2,352,000
    Severance costs related to December 2000 restructuring             2,545,000
    Settlement of dispute related to license                           2,831,000
                                                                ----------------
    Total                                                            $25,440,000
                                                                ================

The asset impairment charge of $16,912,000 related to the goodwill recorded in connection with the Tectrix acquisition. The remaining goodwill of $260,000 is being amortized over the estimate remaining useful life of the related products of five years. Subsequent to the Tectrix acquisition, sales and operating profit from the Tectrix products did not meet the projections that were originally used to determine the purchase price for the business. In June 2000, the Company announced the relocation of the former Tectrix cardiovascular equipment assembly and production development facility. As a result of these factors, management reviewed the goodwill from the Tectrix acquisition for impairment. The Company measured impairment based on the fair value of the Tectrix business, which was based on an independent appraisal that considered the discounted cash flows from the Tectrix product line and the value of the Tectrix business based on acquisitions of similar companies.

In the second quarter 2000, the Company incurred a one-time charge of $800,000 associated with the write-off of internal use software that will not be utilized.

In June 2000, the Company announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility in an effort to improve efficiencies and reduce manufacturing overhead. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid off. This relocation resulted in a charge of $2,352,000 of which $1,550,000 is for the cost of employee severance related to the termination of 69 employees, most of which were involved in manufacturing, lease termination fees ($355,000) and fixed asset impairment charges ($447,000).

In December 2000, the Company announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating 152 employees, involved in manufacturing, sales and marketing, product development and administration. The restructuring charge associated with employee severance was $2,545,000.

In December 2000, the Company settled a dispute related to a license agreement whereby the Company is required to make minimum quarterly royalty payments of $90,000 through November 2012. No future benefit is expected from the licensed technology. Accordingly, the Company recorded a charge of $2,831,000 for the net present value of the future minimum royalty payments under the settlement agreement.

INTEREST EXPENSE

Net interest expense increased by $223,000, or 9%, in 2000 to $2,823,000 compared to an increase of $918,000, or 55%, in 1999. The increase in 2000 was primarily due to higher interest rates, while the increase in 1999 was attributable to additional borrowings incurred in connection with the Tectrix acquisition.

INCOME TAXES

The effective tax rates were 36%, 41% and 49% for 2000, 1999 and 1998, respectively. The tax rates differ from statutory rates due to the impact of permanent differences of primarily non-deductible goodwill amortization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had working capital of $5,061,000 compared to $20,470,000 of working capital at December 31, 1999. The decrease in working capital is primarily due to a decrease in accounts receivable of $10,521,000 as a result of the decrease in net sales and a higher provision for doubtful accounts, which was driven by reserves related to a domestic dealer and an international distributor, as well as overall economic conditions, and an increase in accrued expenses of $5,541,000 primarily related to the Company's restructuring activities. The decrease in working capital is also due to the presentation of a portion of the revolver ($6,922,000) as a current liability at December 31, 2000 as a result of the addition of a lockbox arrangement whereby remittances from the Company's customers are used to reduce the outstanding revolver balance. These decreases in working capital were partially offset by a decrease in accounts payable of $4,255,000 as a result of the timing of inventory purchases. The Company's debt-to-equity ratio increased to 1.58-to-1 at December 31, 2000 from 0.83-to-1 at December 31, 1999, primarily due to the decrease in stockholders' equity as a result of the net loss incurred for the year ended December 31, 2000.

For the year ended December 31, 2000, cash provided by operating activities was $5,817,000 compared to cash provided by operating activities of $7,965,000 for the year ended December 31, 1999. The decrease in cash provided by operating activities was primarily due to the Company's net loss before non-cash asset impairment charges in 2000 versus net income in 1999, partially offset by cash provided by changes in working capital in 2000 versus cash used by changes in working capital in 1999. For the year ended December 31, 1999, cash provided by operating activities was $7,965,000 compared to cash provided by operating activities of $1,397,000 for the year ended December 31, 1998. The increase was primarily attributable to higher net income and less cash used by increases in working capital during 1999.

Cash used in investing activities consists primarily of purchases of property, plant and equipment. Capital expenditures for the years ended December 31, 1999 and 1998 were higher than normal levels primarily as a result of costs incurred related to the Company's Enterprise Resource Planning system (totaling $7,598,000 during those periods) and costs related to the Company's showroom in its Medway, Massachusetts facility. Projected capital expenditures for 2001 relate mostly to manufacturing equipment and computer hardware and software and are expected to be approximately $2,500,000. For the year ended December 31, 1998, cash used in investing activities also included $21,331,000 of net cash paid for the acquisition of Tectrix. An additional earnout payment of $538,000 was made in 1999 related to the Tectrix acquisition. No additional amounts will be paid under the earnout arrangement.

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan availability which increased to $30,000,000 in May 1999, and a $25,000,000 term loan replacing its existing Loan and Security Agreement. Cash flows from financing activities consist primarily of net borrowings under this credit facility. For the year ended December 31, 2000, cash provided by financing activities of $866,000 consists of borrowings under the revolver of $5,500,000, offset by scheduled principal payments of $4,622,000 under term debt arrangements. For the year ended December 31, 1999, cash used in financing activities of $2,701,000 consisted of scheduled principal payments under term debt arrangements of $3,753,000, offset by $1,100,000 of borrowings under the revolver. For the year ended December 31, 1998, cash provided by financing activities of $22,803,000 was primarily due to borrowings under the Company's Credit Agreement, the proceeds of which were used to repay outstanding debt under another facility and to finance the acquisition of Tectrix.

At December 31, 2000, there was outstanding under the Credit Agreement $18,000,000 in term loans, $14,500,000 in revolving loans and $5,226,000 in letters of credit. The Company failed to meet certain financial covenants set forth in the Credit Agreement at December 31, 2000. On April 12, 2001, the Credit Agreement was amended to, among other things, revise the financial covenants; waive any existing financial covenant default through the maturity date of the loans; fix May 1, 2002 as the maturity date of all loans under the Credit Agreement; reduce the availability under the revolving loan facility (including the letter of credit sub-facility) to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula; increase the interest rate under the facility and provide certain additional collateral to the banks. Management plans to refinance the existing facility prior to May 1, 2002, however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company.

The Company believes that the cash flow from its operations and available borrowings under the amended credit agreement will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------

Interest Rate Risk

The Company's debt portfolio, including interest rate swap agreements, as of December 31, 2000, is comprised of debt denominated in US dollars. The Company has both fixed and variable rate debt. Changes in interest rates have different impacts on the fixed and variable portion of the Company's debt portfolio.
A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position of the Company, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial position.

At December 31, 2000 and 1999, the Company had fixed rate debt with a book value of $2,243,000 and $2,564,000, respectively. The Company believes that book
value approximates fair value for this debt.   The sensitivity analysis related
to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at December 31, 2000, with all other variables held constant. The Company does not believe that a 100 basis point increase or decrease in market rates would result in a material decrease in the net financial position of the Company because the difference between market rates and the fixed rate is not significant over the short remaining term of the fixed rate debt.

At December 31, 2000 and 1999, the Company had variable rate debt with a book value of $35,000,000 and $33,800,000, respectively, including term debt with a principal balance outstanding of $22,000,000 and $18,000,000 at December 31, 2000 and 1999, respectively. The Company uses an interest rate swap as a cash flow hedge against future changes in interest rates on its term debt.
A 100 basis point increase in interest rates would result in an additional $144,000 and $117,000 in interest incurred on variable rate debt for the years ended December 31, 2000 and 1999, respectively. A 100 basis point decrease in rates would lower interest incurred on variable rate debt by $144,000 and $117,000 for the years ended December 2000 and 1999, respectively. A change in interest rates would not impact the net interest incurred or cash flows on the Company's term debt because the interest rate on the term debt is effectively fixed as a result of the interest rate swap.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants.................................  F-2
Consolidated Financial Statements:
    Consolidated Balance Sheets..........................................  F-3
    Consolidated Statements of Operations................................  F-4
    Consolidated Statements of Stockholders' Equity......................  F-5
    Consolidated Statements of Cash Flows................................  F-6
    Notes to Consolidated Financial Statements...........................  F-7
Consolidated Financial Statement Schedule:
    II.  Valuation and Qualifying Accounts...............................  S-1

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Cybex International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybex International, Inc. (a New York Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                         Arthur Andersen LLP



Philadelphia, Pennsylvania
April 12, 2001

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (in thousands)


                                                                                   DECEMBER 31,
                                                                          ---------------------------
                                                                          2000                   1999
                                                                          ----                   ----
ASSETS
Current Assets:
     Cash and cash equivalents                                      $    3,354               $    565
     Accounts receivable, net of allowance of $5,418 and $4,475         18,483                 29,004
     Lease receivables                                                     137                    509
     Inventories                                                        11,138                  8,080
     Deferred income taxes                                               8,986                  7,449
     Prepaid expenses and other                                            958                  1,774
                                                                    ----------               --------
          Total current assets                                          43,056                 47,381
Property, plant and equipment, net                                      20,895                 21,907
Lease receivables                                                           84                    659
Goodwill, net                                                           11,742                 29,713
Deferred income taxes                                                   12,127                  1,965
Other assets                                                               816                  3,153
                                                                    ----------               --------
                                                                    $   88,720               $104,778
                                                                    ==========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                           $   14,464               $  4,622
     Accounts payable                                                    5,908                 10,163
     Accrued expenses                                                   16,757                 11,216
     Income taxes payable                                                  866                    910
                                                                    ----------               --------
          Total current liabilities                                     37,995                 26,911
Long-term debt                                                          22,778                 31,742
Accrued warranty obligation                                              1,967                  2,121
Other liabilities                                                        2,426                     --
                                                                    ----------               --------
          Total liabilities                                             65,166                 60,774
                                                                    ----------               --------
Commitments and contingencies (Notes 10 and 13)
Stockholders' Equity:
     Common stock, $.10 par value, 20,000 shares authorized,
          9,002 and 8,917 shares issued                                    900                    892
     Additional paid-in capital                                         44,748                 44,627
     Treasury stock, at cost (215 and 217 shares)                       (2,261)                (2,259)
     Retained earnings (accumulated deficit)                           (19,833)                   744
                                                                    ----------               --------
          Total stockholders' equity                                    23,554                 44,004
                                                                    ----------               --------
                                                                    $   88,720               $104,778
                                                                    ==========               ========

        The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands, except per share data)

                                                                YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                         2000            1999          1998(1)
                                                    ---------       ---------       ---------
Net sales                                            $125,293        $129,168        $132,385
Cost of sales                                          82,936          82,033          85,567
                                                    ---------       ---------       ---------
  Gross profit                                         42,357          47,135          46,818
Selling, general and administrative expenses           46,370          37,752          37,228
Asset impairment and restructuring charges             25,440              --           5,898
                                                    ---------       ---------       ---------
  Operating income (loss)                             (29,453)          9,383           3,692
Interest income                                           318             434             723
Interest expense                                       (3,141)         (3,034)         (2,405)
                                                    ---------       ---------       ---------
Income (loss) before income taxes                     (32,276)          6,783           2,010
Income tax provision (benefit)                        (11,699)          2,781             992
                                                    ---------       ---------       ---------
Net income (loss)                                    $(20,577)       $  4,002        $  1,018
                                                    ---------       ---------       ---------
Basic and diluted earnings (loss) per share            $(2.36)           $.46            $.12
                                                    =========       =========       =========

(1) 1998 includes the results of Tectrix from the May 21, 1998 acquisition date. (see Note 3)

        The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                                (in thousands)


                                                                                             RETAINED
                                            COMMON STOCK      ADDITIONAL                     EARNINGS            TOTAL
                                          ----------------      PAID-IN      TREASURY      (ACCUMULATED      STOCKHOLDERS'
                                          SHARES    AMOUNT      CAPITAL        STOCK         DEFICIT)           EQUITY
                                          --------------------------------------------------------------------------------
Balance, December 31, 1997                 8,854      $885       $44,189      $(1,890)         $ (4,276)          $ 38,908
  Exercise of stock options                   33         3           325          (70)               --                258
  Common stock issued to Directors             8         1            35           21                --                 57
  Repurchase of Common Stock                  --        --            --         (313)               --               (313)
  Net income                                  --        --            --           --             1,018              1,018

                                          --------------------------------------------------------------------------------
Balance, December 31, 1998                 8,895       889        44,549       (2,252)           (3,258)            39,928
  Common stock issued to  Directors           22         3            55           14                                   72
  Repurchase of Common Stock                  --        --           (15)         (21)               --                (36)
  Other                                       --        --            38           --                --                 38
  Net income                                  --        --            --           --             4,002              4,002

                                          --------------------------------------------------------------------------------
Balance, December 31, 1999                 8,917       892        44,627       (2,259)              744             44,004
  Common stock issued to Directors            35         3            70           10                --                 83
  Restricted stock issued to officer          50         5           158           --                --                163
  Repurchase of Common Stock                  --        --            --          (12)               --                (12)
  Other                                       --        --          (107)          --                --               (107)
  Net loss                                    --        --            --           --           (20,577)           (20,577)
                                          --------------------------------------------------------------------------------
Balance, December 31, 2000                 9,002      $900       $44,748      $(2,261)         $(19,833)          $ 23,554
                                          ================================================================================

        The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------
                                                                                          2000        1999         1998
                                                                                    -----------------------------------
OPERATING ACTIVITIES:
      Net income (loss)                                                               $(20,577)    $ 4,002     $  1,018
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                                5,023       4,064        3,241
            Deferred income taxes                                                      (11,699)      2,781          992
            Stock based compensation                                                       246          --           --
            Provisions for losses on accounts and lease receivables                      4,412         519        1,683
            Write-off of intangibles and fixed assets                                   18,159          --        1,659
            Changes in operating assets and liabilities, net of effect of acquisitions:
                  Accounts receivable                                                    6,109        (896)      (4,601)
                  Lease receivables                                                        947          26        1,006
                  Inventories                                                           (3,058)      2,635          421
                  Prepaid expenses and other                                             2,845        (515)         397
                  Accounts payable, accrued liabilities and other liabilities            3,410      (4,651)      (4,419)
                                                                                    -----------------------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                    5,817       7,965        1,397
                                                                                    -----------------------------------
INVESTING ACTIVITIES:
     Purchases of property, plant  and equipment                                        (3,894)     (6,060)      (7,659)
     Cash paid for Tectrix stock, net                                                       --        (538)     (21,331)
                                                                                    -----------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                                       (3,894)     (6,598)     (28,990)
                                                                                    -----------------------------------
FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                           --          --       25,000
     Principal payments of long-term debt                                               (4,622)     (3,753)      (9,528)
     Net borrowings under revolving loan                                                 5,500       1,100        7,900
     Deferred financing costs                                                               --         (41)        (571)
     Purchase of treasury stock                                                            (12)         (7)        (313)
     Exercise of stock options                                                              --          --          315
                                                                                    -----------------------------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            866      (2,701)      22,803
                                                                                    -----------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,789      (1,334)      (4,790)
CASH AND CASH EQUIVALENTS, beginning of year                                               565       1,899        6,689
                                                                                    -----------------------------------
CASH AND CASH EQUIVALENTS, end of year                                                $  3,354     $   565     $  1,899
                                                                                    ===================================

        The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               December 31, 2000

NOTE 1--BACKGROUND AND BASIS OF PRESENTATION

Cybex International, Inc. (the "Company" or "Cybex"), a New York Corporation, is a leading manufacturer of exercise equipment which develops, manufactures and markets premium performance, professional quality strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix"). Today, all of the Company's products are sold under the brand name "Cybex". The Company also has a wholly-owned finance subsidiary, Cybex Financial Corp ("CFC"), which provides equipment lease financing for the Company's products, primarily to its commercial domestic customer base. The Company operates in one business segment.

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Costs include materials, labor and manufacturing overhead. Inventories are summarized as follows:

                                               December 31,
                                       --------------------------
                                            2000          1999
                                            ----          ----
          Raw materials                $ 4,591,000     $5,305,000
          Work in process                1,963,000      1,297,000
          Finished goods                 4,584,000      1,478,000
                                       -----------     ---------
                                       $11,138,000     $8,080,000
                                       ===========     ==========

Property and Equipment

Property and equipment are recorded at cost. Betterments and improvements are capitalized and repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method based on estimated useful lives for financial statement purposes and various prescribed methods for tax purposes. The estimated useful lives for financial statement purposes are 25 years for buildings and improvements and 3 to 10 years for equipment and furniture.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Internal Software Costs

Under the provisions of Statement of Position ("SOP") 98-1, the Company capitalizes certain costs associated with software for internal use. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include external direct costs of hardware, software and services and payroll and payroll-related expenses for employees who are directly associated with developing and implementing internal use software. Through December 31, 2000, the Company has capitalized $7,598,000 of costs associated with an Enterprise Resource Planning System. Such costs are included within property and equipment and are being amortized over seven years.

Impairment of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets held for sale be reported at the lower of the carrying amount or fair value less cost to sell. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flow in measuring whether the asset is recoverable.

For the year ended December 31, 2000, asset impairment charges include (i) $800,000 associated with the write-off of internal-use software that will not be utilized and (ii) $447,000 associated with the write-off of fixed assets at the Company's Irvine facility that were disposed of in connection with the closure of the plant (see Note 4). For the year ended December 31, 1998, the Company recorded asset impairment charges which include (i) $919,000 for tooling related to the Cybex branded bike, which was discontinued, and (ii) $585,000 for the write-off of intangible assets related to an exclusive technology license related to the Reactor product line (see Note 4). At December 31, 2000, management believes that no revision to the remaining useful lives or additional write-downs of long-lived assets is required.

Goodwill

Goodwill has been amortized over periods ranging from 30 to 40 years. In connection with the write-off of Tectrix goodwill (see Note 3), the Company reduced the useful life of the remaining Tectrix goodwill to five years. As of December 31, 2000 and 1999, accumulated amortization was $2,042,000 and $2,558,000, respectively. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $1,059,000, $1,058,000 and $774,000, respectively.

In accordance with Accounting Principles Board (APB) No. 17, "Intangible Assets," the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful lives of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related future undiscounted cash flow in measuring whether the asset should be written down to fair value. For the year ended December 31, 2000, the Company recorded an asset impairment charge of $16,912,000 related to goodwill recorded in connection with the acquisition of Tectrix (see Note 3).

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets

Other assets consist of the following:

                                           December 31,
                                    -----------------------
                                       2000          1999
                                    --------     ----------
      Recoverable income taxes      $     --     $1,753,000
      Deferred financing costs       349,000        459,000
      Other intangibles              348,000        859,000
      Other assets                   119,000         82,000
                                    --------     ----------
                                    $816,000     $3,153,000
                                    ========     ==========

Amortization expense of other intangibles was $347,000, $320,000 and $320,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Deferred Financing

In connection with the financing described in Note 5, the Company has capitalized debt issuance costs consisting of brokerage and legal fees, totaling $623,000, which are included within other assets at December 31, 2000. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method over the term of the related debt. Accumulated amortization was $274,000 and $164,000 for the years ended December 31, 2000 and 1999, respectively. Amortization expense was $110,000 and $105,000 for the years ended December 31, 2000, and 1999, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt instruments. The book values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of December 31, 2000, the carrying values are considered to approximate their respective fair values. See Note 5 for the terms and carrying value of the Company's various debt instruments.

Concentration of Credit Risk

The majority of the Company's customers are specialty fitness-related dealers, health clubs, and consumers located in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts and lease receivables. The Company utilizes third-party insurers for certain trade accounts receivable. No single customer accounted for more than 10% of the Company's net sales for the years ended December 31, 2000, 1999 and 1998.

There is no single geographic area of significant concentration. Export sales accounted for approximately 21%, 20% and 18% of total net sales for the years ended December 31, 2000, 1999 and 1998, respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes sales of the Company's product lines over the past three years (in millions):

                                             2000       1999       1998
                                             ----       ----       ----
Cardiovascular products                    $ 55.5     $ 62.6     $ 68.9
Strength systems                             63.4       61.2       58.7
Freight revenue                               6.4        5.4        4.8
                                           ------     ------     ------
                                           $125.3     $129.2     $132.4
                                           ======     ======     ======

Accrued Warranty Obligations

Prior to December 31, 2000, the Company generally provided a three-year warranty on cardiovascular products and a warranty on strength products that varied by component. Warranty expense was $4,209,000, $3,782,000 and $5,315,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events which are subject to change.

Revenue Recognition

Revenue is recorded when products are shipped and the Company has no significant remaining obligations. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Shipping and Handling Costs," the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expense. Sales, cost of sales and selling, general and administrative expenses for the years ended December 31, 1999 and 1998 have been reclassified to be consistent with EITF 00-10.

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2000, 1999 and 1998, advertising expense was $5,659,000, $5,971,000 and $3,696,000, respectively. Included in advertising expense is the cost to reimburse certain customers for a portion of their advertising costs under a cooperative advertising program. These obligations are accrued when the related revenues are recognized.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $4,817,000, $4,816,000 and $3,479,000 for the years ended December 31,
2000, 1999 and 1998, respectively, and are included in selling, general and administrative expenses.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Supplemental Cash Flow Disclosures

Cash paid for interest was $3,311,000, $3,047,000 and $2,173,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Cash paid for income taxes was $77,000, $267,000 and $187,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The following table displays the net non-cash assets and liabilities that were acquired in 1998 as a result of the Tectrix Acquisition.

                                                       YEAR ENDED DECEMBER 31
                                                       ----------------------
          Non-cash assets (liabilities):                          1998
                                                             ------------
          Accounts receivable                                $ 3,803,000
          Inventories                                          4,156,000
          Prepaid expenses and other                             119,000
          Property, plant and equipment                        1,058,000
          Intangibles and other assets                           819,000
          Goodwill                                            18,225,000
          Deferred income taxes                                  277,000
          Accounts payable and accrued expenses               (5,211,000)
                                                             -----------
                                                              23,246,000
          Less note payable to seller                         (1,915,000)
                                                             -----------
          Net cash paid (acquired)                           $21,331,000
                                                             ===========

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

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) per Common Share

The table below sets forth the reconciliation of the basic and diluted earnings
(loss) per share computations:

                                                                        YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                 2000            1999           1998
                                                                 ----            ----           ----
Net income (loss)                                           $(20,577,000)     $4,002,000     $1,018,000
                                                            ============      ==========     ==========

Shares used in computing basic earnings (loss) per share       8,725,000       8,689,000      8,671,000
Dilutive effect of options                                            --              --         47,000
Shares used in computing diluted earnings (loss) per share
                                                            ------------      ----------     ----------
                                                               8,725,000       8,689,000      8,718,000
                                                            ============      ==========     ==========

For the year ended December 31, 2000, 1999 and 1998, options to purchase 435,661, 768,641 and 755,189 shares of common stock at exercise prices ranging from $2.69 to $11.75, $4.06 to $11.75 and $4.31 to $12.13 per share were outstanding, respectively, but were not included in the computation of diluted earnings per share as the result would be anti-dilutive.

New Accounting Pronouncements

Derivatives

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect type adjustment of $212,000 in the first quarter 2001 in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. At December 31, 2000, cash flow hedging instruments consist solely of an interest rate swap, which is used to reduce the Company's exposure to interest rate fluctuations on its variable rate term debt (see Note 5).

Accounting for Transfers and Servicing of Financial Assets

The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 2001. The adoption of SFAS No. 140 did not have any impact on the Company's accounting for sales of lease receivables. See Note 10 for disclosures required by SFAS No. 140.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 3--ACQUISITIONS

On May 21, 1998, Cybex entered into an agreement (the "Agreement") with Tectrix and its stockholders whereby Cybex acquired all of the outstanding common stock of Tectrix (the "Acquisition"). The purchase price consisted of net cash of $21,331,000, of which $2,670,000 was used to repay Tectrix debt, and a promissory note in the amount of $2,006,000. In addition, the selling stockholders had the right to receive aggregate additional payments of up to $6,600,000 based on Tectrix's post-closing margin performance during the three-year period following the Acquisition. As of December 31, 2000, $538,000 has been earned under this arrangement and recorded as additional purchase price.
No additional amounts will be earned under this arrangement. The Acquisition has been accounted for using the purchase method of accounting and the parties have made a Section 338(h)10 election for the Acquisition to be accounted for as an asset purchase for income tax purposes.

In connection with the Acquisition in 1998, the Company discontinued Tectrix's Virtual Reality products and treadmill development program, closed its Cambridge, Massachusetts research and development facility and has discontinued operations at Tectrix's two international sales offices. The costs associated with the discontinuance of the Virtual Reality and treadmill product lines, as well as the exit costs of the international sales offices, have been included in the application of purchase accounting by the Company. The Company also discontinued the manufacture of Cybex branded bikes in connection with the Acquisition, thereby eliminating a duplicate product line. The costs to discontinue the Cybex bike were charged to the statement of operations in the second quarter of 1998 (see Note 4).

The following table summarizes the unaudited pro forma combined results of operations for the year ended December 31, 1998 as if the Acquisition had occurred on January 1, 1998. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented:

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                          1998
                                                     ------------
                                                      (unaudited)

Net sales                                            $138,466,000
Operating income                                        7,930,000
Net income                                              3,111,000
Basic and diluted earnings per share                          .36
Shares used in computing earnings per share             8,671,000

The pro forma data for the year ended December 31, 1998 excludes net sales, cost of sales and other direct costs associated with the Tectrix Virtual Reality product and other adjustments as a direct result of the Acquisition. The pro forma data does not include $1,435,000, ($832,000, or $0.10 per share on an after-tax basis) of nonrecurring charges expensed by the Company in the second quarter of 1998 related to the Cybex bike and $3,000,000, ($1,740,000, or $0.20 per share on an after-tax basis) of nonrecurring charges expensed by the Company in the fourth quarter of 1998 related to the Fuqua litigation settlement (see
Note 4) but includes $2,135,000, ($1,238,000, or $0.16 per share on an after-tax basis), of unusual costs primarily related to the elimination of the Reactor product line.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 3--ACQUISITIONS (CONTINUED)

Goodwill Impairment

Subsequent to the Tectrix acquisition, sales and operating profit from the Tectrix products have not met the projections that were originally used to determine the purchase price for the business. In June 2000, the Company announced the relocation of the former Tectrix cardiovascular equipment assembly and production development facility in Irvine, California to its Medway, Massachusetts facility. As part of this relocation, the Irvine facility was closed and all employees at such facility were terminated (see Note 4). Subsequent to the relocation, management continued to attempt to improve the sales and profitability of the Tectrix products. In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan was in response to a decrease in net sales in 2000 as a result economic conditions, both generally and in the Company's business segment, and tightened credit policies adopted by the Company. As a result of these factors, management reviewed the goodwill from the Tectrix acquisition for impairment. The Company measured impairment based on the fair value of the Tectrix business, which was based on an independent appraisal that considered the discounted cash flows from the Tectrix product line and the value of the Tectrix business based on acquisitions of similar companies. For purposes of determining future discounted cash flows from the Tectrix product lines, the Company used historical results, current projections and internal earnings targets. These projected cash flows were then discounted at a rate corresponding to the Company's estimated cost of capital, as adjusted for the risk premium related to the specific Tectrix products. For the year ended December 31, 2000, the Company recorded an impairment charge of $16,912,000 related to the goodwill recorded in connection with the Tectrix acquisition. The remaining goodwill of $268,000 is being amortized over the estimated remaining useful life of the related products of five years.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 4--RESTRUCTURING CHARGES

2000 Restructuring Charges

The statement of operations for the year ended December 31, 2000 includes pre-tax charges totaling $25,440,000 ($16,231,000, or $1.86 per share on an after-tax basis) for asset impairments and restructuring charges. This charge is comprised of:

    Asset impairment charge related to Tectrix goodwill              $16,912,000
    Asset impairment charge related to internal-use software             800,000
    Severance and exit costs related to June 2000 relocation           2,352,000
    Severance costs related to December 2000 restructuring             2,545,000
    Settlement of dispute related to license                           2,831,000
                                                                ----------------
    Total                                                            $25,440,000
                                                                ================

In June 2000, the Company announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility in an effort to improve efficiencies and reduce manufacturing overhead. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid off. This relocation resulted in a charge of $2,352,000 of which $1,550,000 is for the cost of employee severance related to the termination of 69 employees, most of which were involved in manufacturing, lease termination fees ($355,000) and fixed asset impairment charges ($447,000). Management's efforts with respect to this relocation are substantially complete.

In December 2000, the Company announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating 152 employees, involved in manufacturing, sales and marketing, product development and administration. The restructuring charge associated with employee severance was $2,545,000. Management's efforts with respect to the December 2000 restructuring are substantially complete.

In December 2000, the Company settled a dispute related to a license agreement whereby the Company is required to make minimum quarterly royalty payments of $90,000 through November 2012. No future benefit is expected from the licensed technology. Accordingly, the Company recorded a charge of $2,831,000 for the net present value of the future minimum royalty payments under the settlement agreement (see Note 13).

The following table summarizes accrued restructuring costs at December 31, 2000:

                                                                BALANCE
                                   CHARGE      UTILIZED    DECEMBER 31, 2000
                                ----------    ---------    -----------------
    Severance                   $4,095,000    $(439,000)        $3,656,000
    Lease termination              355,000     (355,000)                --
    License settlement           2,831,000           --          2,831,000
                                ----------    ---------     --------------
                                $7,281,000    $(794,000)        $6,487,000
                                ==========    =========     ==============

1998 Restructuring Charges

The statement of operations for the year ended December 31, 1998 includes pre-tax charges totaling $6,570,000 ($3,958,000, or $.45 per share on an after-tax basis) for unusual and nonrecurring items, of which $672,000 is included in cost of goods sold and $5,898,000 is included as an asset impairment and restructuring charges. This charge is comprised of:

         Final settlement with Fuqua Enterprises           $3,000,000
         Discontinuance of Cybex branded bike               1,735,000
         Discontinuance of Reactor product line             1,324,000
         Other                                                511,000
                                                     ----------------
         Total                                             $6,570,000
                                                     ================

The $3,000,000 charge related to the final settlement of a dispute with Fuqua Enterprises, Inc. (Fuqua), which was a contingency that existed prior to the Merger between Trotter and Cybex (see Note 3). Prior to the Merger, Lumex/Basic American Holdings, Inc. formerly known as Fuqua, asserted a claim against the Company in connection with the sale of substantially all of the assets of the Company's Lumex Division to Fuqua in 1996. At the Merger date, the Company provided a reserve for the Fuqua claim based on the information available at that time in accordance with SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". A final decision with respect to the arbitration was received on February 13, 1998, awarding a payment of approximately $2,400,000, including interest, to Fuqua. The Company recorded a $1,900,000 charge in 1997 related to the arbitration and accrued professional fees. During 1997 Fuqua notified Cybex of a separate claim for breaches of certain of Cybex's representations and warranties in the asset sale agreement involving substantially the same matters submitted to the arbitrator and in February 1998, Fuqua commenced an action with respect to these and other matters in the State Courts of Georgia against the Company and certain former executives. In February 1999, the Company entered into a final settlement resolving all claims made by Fuqua against the Company and these former executives, resulting in the $3,000,000 charge.

The costs associated with the discontinuance of the Cybex branded bike of $1,735,000 include charges for the write-off of specific tooling ($919,000), the write-off of obsolete inventory ($516,000) and a provision for unusual warranty costs ($300,000), which is included as part of cost of sales.

The costs associated with the discontinuance of the Reactor product line of $1,324,000 include charges for the write-off of intangible assets related to an exclusive technology license ($585,000), a provision for future minimum royalty payments ($210,000), employee severance and lease termination costs ($157,000) and the write-off of obsolete inventory and a provision for unusual warranty costs ($372,000), which is included as part of cost of sales.

The Company's activities with respect to the discontinuance of the Cybex branded bike and Reactor product line are substantially complete. For the year ended December 31, 1998, sales from the Cybex branded bike and Reactor were $3,389,000.

As of December 31, 2000 and 1999, the severance and the merger related reserve balance was $25,000 and $25,000, respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 5--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                                                           December 31
                                                ------------------------------
                                                     2000              1999
                                                -----------        -----------
         Bank revolving loan                    $14,500,000        $ 9,000,000
         Bank term loans                         18,000,000         22,000,000
         Industrial development revenue bond      2,500,000          2,800,000
         Promissory note                          2,006,000          2,006,000
         Other                                      236,000            558,000
                                                -----------        -----------
                                                 37,242,000         36,364,000
         Less - current portion                     (14,464)        (4,622,000)
                                                -----------        -----------
                                                $22,778,000        $31,742,000
                                                ===========        ===========

On May 21, 1998, the Company entered into a Credit Agreement (the "Agreement") with several banks that consisted of a $26,700,000 revolving loan (the "Revolver"), increased to $30,000,000 in May 1999, and a $25,000,000 term loan (the "Term loan"). At December 31, 2000, the Company was out of compliance with certain financial covenants in the Credit Agreement. On April 12, 2001, the Credit Agreement was amended to, among other things, revise the financial covenants, waive the existing financial covenant default through the maturity date of the loans, fix May 1, 2002 as the maturity date of all loans under the Credit Agreement; reduce the availability under the revolving loan facility (including the letter of credit sub-facility) to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula and provide certain collateral to the banks. Additionally, the Company is required to maintain a lockbox arrangement with the bank whereby remittances from the Company's customers are used to reduce the outstanding revolver balance. Accordingly, a portion of the revolver balance ($6,922,000) has been classified as current at December 31, 2000, although such balance is not due until May 1, 2002. Management plans to refinance the existing facility prior to May 1, 2002, however, there can be no assurance that management will be successful in refinancing the facility on terms that are acceptable to the Company. Up until March 30, 2001, borrowings under the Revolver bore interest at the Company's option of either a Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which was adjusted based on the Company's level of compliance with certain financial covenants, as defined. As of March 30, 2001, a portion of the interest under the revolver will accrue at Base Rate plus 1% and a portion will accrue at Base Rate plus 2%. As of March 30, 2001, the Base Rate was 8.0%. After September 30, 2001, the entire revolver will bear interest at the Base Rate plus 3%. The average outstanding Revolver balance during 2000 and 1999 was approximately $12,288,000 and $8,732,000, respectively, and the weighted average interest rate in 2000 and 1999 was 8.79% and 7.39%, respectively. Interest expense on the revolver was $1,146,000, $761,000 and $397,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Up until March 30, 2001, borrowings under the Term loan bore interest at the Company's option at either the Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which was adjusted based on the Company's level of compliance with certain financial covenants, as defined. In November 1998, the Company entered into an Interest Rate Swap Agreement which fixed the LIBOR rate at 5.04% on the term loan through December 2003. The interest rate at December 31, 2000 and 1999 was 7.84% and 7.94%, respectively. As of March 30, 2001, interest on the Term Loan will accrue at the Base Rate plus 1.5% increasing to a base rate plus 3% after September 30, 2001. Interest expense on the Term loan was $1,480,000, $1,723,000 and $1,367,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 5--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (CONTINUED)

Pursuant to the amended Agreement, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain cumulative minimum earnings before interest, taxes, depreciation and amortization levels, maximum capital expenditures and a minimum leverage ratio. Additionally, the Company is limited in its ability to pay cash dividends. Borrowings under the Agreement are secured by substantially all of the Company's assets with certain exceptions.

In 1992, an industrial development revenue bond provided the funds to construct and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (4.31% at December 31, 2000) with interest payable monthly and principal payable annually through May 2007. Interest expense on the bonds was $107,000, $96,000 and $167,000 for the years ended December 31, 2000, 1999 and 1998, respectively.
A letter of credit in the amount of $2,560,000 is outstanding for the benefit of the bondholders to guarantee principal and interest payments.

In connection with the Merger, the Company assumed an 8.9% note payable to a finance company in the original amount of $1,051,000. The note is payable in equal monthly payments of principal and interest of $22,000 through November 2001. The note is collateralized by certain manufacturing equipment. As of December 31, 2000 and 1999, $229,000 and $458,000, respectively, was outstanding under this note. Interest expense on the note was $30,000, $55,000 and $69,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

In connection with the Merger, the Company assumed a bank term loan in the original amount of $2,465,000 pursuant to a five year, 9.48% fixed rate term loan agreement. The term loan is payable in equal monthly principal installments plus interest through March 2001. The term loan is secured by specific lease receivables. As of December 31, 2000 and 1999, $7,000 and $100,000, respectively, was outstanding under this term loan. Interest expense on the term loan was $8,000, $18,000 and $71,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

In connection with the Acquisition, the Company issued a 5.63% note payable to the former Tectrix stockholders in the original amount of $2,340,000. This note was adjusted to $2,006,000 based on the closing Tectrix balance sheet and certain adjustments for income taxes, as defined. This note is payable in June 2001. Interest expense on the note was $115,000, $139,000 and $68,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000, long-term debt maturities are as follows:

                    2001                       $ 7,542,000
                    2002                        27,800,000
                    2003                           300,000
                    2004                           400,000
                    2005                           400,000
                    Thereafter                     800,000
                                               -----------
                                               $37,242,000
                                               ===========

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 6-- STOCKHOLDERS' EQUITY

Stock Options
-------------

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

Information with respect to options under the Company's plans is as follows:

                                                                                             Weighted
                                                     Number              Range of             Average
                                                       of                Exercise            Exercise
                                                     Shares               Price                Price
                                                     ------           ------------           --------
   Outstanding at December 31, 1997                 794,789           $ 5.85-12.75           $ 8.81
   Granted                                           37,000                   4.31             4.31
   Exercised                                        (32,600)            9.38-12.75             9.84
   Forfeited                                        (44,000)           10.70-12.75            11.73
                                                   --------           ------------           ------

   Outstanding at December 31, 1998                 755,189             4.31-12.13             8.35
   Granted                                          129,000              4.06-4.56             4.17
   Exercised                                             --                     --               --
   Forfeited                                       (115,548)            4.31-12.13             9.42
                                                   --------           ------------           ------

   Outstanding at December 31, 1999                 768,641             4.06-11.75             7.48
   Granted                                           81,500              2.69-4.06             3.30
   Exercised                                             --                     --               --
   Forfeited                                       (414,480)            2.69-11.75             8.56
                                                   --------           ------------           ------
   Outstanding at December 31, 2000                 435,661           $ 2.69-11.75           $ 5.67
                                                   ========           ============           ======

At December 31, 2000, 341,411 options with a weighted average exercise price of $6.05 were exercisable and 169,473 options were available for future grants. The options generally vest over a three to five year period (with some subject to cliff vesting). The weighted average remaining contractual life of outstanding options at December 31, 2000 was 3.43 years.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 6-- STOCKHOLDERS' EQUITY (CONTINUED)

On July 7, 2000, the Company granted 50,000 shares of common stock to its former CEO in exchange for the cancellation of 238,000 options with an exercise price of $10.875 per share. During the year ended December 31, 2000, the Company recorded stock based compensation expense of $163,000 for the fair value of the common stock on the grant date. In addition, the Company extended the life of a separate option held by the CEO to purchase 213,653 shares of common stock for an exercise price of $5.85 per share. This modification resulted in a new measurement date for the option, however, the exercise price of the option was greater than the fair value of the Company's common stock on the measurement date, thus resulting in no compensation expense.

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

                                                 Year Ended December 31
                                     -------------------------------------------
                                           2000          1999            1998
                                           ----          ----            ----
   Net income (loss):
   As reported                       $(20,577,000)    $4,002,000      $1,018,000
                                     ============     ==========      ==========
   Pro forma                         $(20,904,000)    $3,513,000      $  585,000
                                     ============     ==========      ==========
   Basic earnings (loss) per share:
   As reported                       $      (2.36)    $      .46      $      .12
                                     ============     ==========      ==========
   Pro forma                         $      (2.40)    $      .40      $      .07
                                     ============     ==========      ==========
   Diluted earnings (loss) per share:
   As reported                       $      (2.36)    $      .46      $      .12
                                     ============     ==========      ==========
   Pro forma                         $      (2.40)    $      .40      $      .07
                                     ============     ==========      ==========

The weighted average fair value of each stock option granted during the years ended December 31, 2000, 1999 and 1998 was $2.04, $5.71 and $5.67, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             Year Ended December 31
                             ---------------------------------------------------
                               2000                  1999                 1998
                             --------              --------             --------
   Risk free interest rate     6.2%                  6.1%                 5.6%
   Expected dividend yield      --                    --                   --
   Expected life             7 years               7 years              7 years
   Expected volatility          60%                   60%                  60%

The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995, have not been included and because future option grants are expected.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 6-- STOCKHOLDERS' EQUITY (CONTINUED)

Stock Retainer Plan for Nonemployee Directors
---------------------------------------------

The Company's Amended and Restated Stock Retainer Plan for Nonemployee Directors ("Retainer Plan"), provides that each nonemployee director will receive 70% of their annual retainer in shares of common stock of the Company. The number of shares to be issued is computed by dividing the applicable amount of the annual retainer to be paid in stock by the fair market value of a common share on January 1 of each calendar year. Up to 70,000 shares of common stock may be issued pursuant to the Retainer Plan. The issuance of shares in payment of annual retainers results in expense based on the fair market value of such shares. As of December 31, 2000, 20,494 shares of common stock are available for issuance under the Retainer Plan.

Leveraged Employee Stock Ownership Plan
---------------------------------------

The Company's leveraged Employee Stock Ownership Plan (ESOP) is a noncontributory plan covering substantially all employees meeting a one year length of service requirement. The plan is designed to give employees a proprietary interest in the Company through common stock ownership. At December 31, 2000, no unallocated shares were held by the ESOP.

NOTE 7--INCOME TAXES

The income tax provision (benefit) consists of the following:

                                               Year Ended December 31
                                    -----------------------------------------
                                         2000           1999           1998
                                    ------------     ----------      --------
        Current provision:
        Federal                     $         --     $       --      $     --
        State                                 --             --            --
                                    ------------     ----------      --------
                                              --             --            --
                                    ------------     ----------      --------
        Deferred provision
        (benefit):
        Federal                      (10,124,000)     2,409,000       829,000
        State                         (1,575,000)       372,000       163,000
                                    ------------     ----------      --------
                                     (11,699,000)     2,781,000       992,000
                                    ------------     ----------      --------
                                    $(11,699,000)    $2,781,000      $992,000
                                    ============     ==========      ========

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows (in thousands):

                                                                 Year Ended December 31
                                                       ---------------------------------------
                                                         2000             1999            1998
                                                       -------     -----------     -----------
   Tax at statutory rate                                 (34.0)%          34.0%           34.0%
   State income taxes, net of federal tax benefit         (3.2)            3.6             5.4
   Acquired in-process research and development             --              --              --
   Other permanent differences, primarily
   non-deductible goodwill amortization                    1.0             3.4            10.0
                                                       -------     ----------      -----------
                                                         (36.2)%          41.0%           49.4%
                                                       =======     ===========     ===========

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 7--INCOME TAXES


The significant components of the Company's net deferred tax assets are as follows:

                                                              December  31
                                                    ------------------------------
                                                        2000               1999
                                                    -----------        -----------
      Deferred tax assets:
      Net operating and capital loss                $10,478,000        $ 7,524,000
      carryforwards
      Warranty reserves                               2,071,000          2,091,000
      Other accruals and reserves                     3,856,000          1,200,000
      Bad debt and lease reserves                     1,528,000          1,536,000
      Depreciation                                   (2,854,000)        (2,857,000)
      Intangible amortization                         5,908,000           (204,000)
      Other - net                                       126,000            124,000
                                                    -----------        -----------
                                                    $21,113,000        $ 9,414,000
                                                    ===========        ===========

At December 31, 2000, the Company had federal net operating and capital loss carryforwards which are scheduled to expire as follows:

                                                 2011           $ 6,691,000
                                                 2012             8,945,000
                                                 2018               707,000
                                                 2019             3,637,000
                                                 2020             6,323,000
                                                                -----------
                                                                $26,303,000
                                                                ===========

In addition, the Company has federal alternative minimum tax credit carryforwards of $276,000, which do not expire, a federal tax credit carryforward of $129,000, which expires in 2008, and capital loss carryforwards of $387,000 which expire in 2003.

Pursuant to the Tax Reform Act of 1986, annual use of $16,343,000 of the Company's federal net operating loss and credit carryforwards are limited as a result of a cumulative change in ownership of more than 50% during the three-year period ended in November 1998. The annual limitation is approximately $2,600,000 per year, which is equal to (i) the aggregate fair market value of the Company's common stock immediately before the ownership change multiplied by
(ii) the long-term tax exempt rate (within the meaning of Section 382(f) of the Internal Revenue Code) in effect at that time. The Section 382 rate in effect as of the date of ownership change was 5.02%. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax asset. Approximately $50,300,000 of future taxable income is needed to fully realize the net deferred tax asset recorded at December 31, 2000.

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

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 8--BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company currently matches 100% of the first 2% of the employee's eligible compensation contributions and 50% of the next 4% of the employee's eligible compensation contributions. Contributions by the Company to the Plan were $729,000, $744,000 and $746,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company may make discretionary contributions to the Plan. No discretionary contributions were made for the years ended December 31, 2000, 1999 and 1998.

NOTE 9--RELATED PARTY TRANSACTIONS

For the years ended December 31, 2000 and 1999, the Company paid $224,000 and $128,000, respectively, to a law firm of which one of the directors of the Company is a member.

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

At December 31, 2000, lease receivables were comprised of the following:

        Minimum lease payments receivable                         $ 737,000
        Less - unearned interest income                            (110,000)
        Less - reserve for lease receivables                       (406,000)
                                                            ---------------
                                                                  $ 221,000
                                                            ===============

Minimum lease payments as of December 31, 2000 are due to be received as follows:

                                                 2001              $319,000
                                                 2002               151,000
                                                 2003               114,000
                                                 2004                90,000
                                                 2005                63,000
                                                            ---------------
                                                                   $737,000
                                                            ===============

The Company provided lease financing for $5,977,000, $5,016,000 and $8,601,000 of its sales for the years ended December 31, 2000, 1999 and 1998, respectively. Income before income taxes from leasing activities was $21,000, $57,000 and $97,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 10--COMMERCIAL LEASING (CONTINUED)

The Company periodically enters into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions through qualified special purpose entities. For the years ended December 31, 2000, 1999 and 1998, the Company generated net proceeds of $6,312,000, $2,836,000 and $3,252,000, respectively, from the sale of lease receivables. Under the terms of these agreements, the Company continues to bill and collect the monthly lease payments which are then remitted to the respective financial institutions each month.
The Company uses a third party to service the lease receivables that have been sold to third parties. Upon the sale of lease receivables, the Company records a servicing liability for the amounts payable to the third party, which is generally equal to approximately 100 basis points of the related receivables sold. At December 31, 2000 and 1999, servicing liabilities were $119,000 and $153,000, respectively. The Company is subject to recourse provisions which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which range from 15% to 100% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. At December 31, 2000, the maximum contingent liability under these recourse provisions was approximately $938,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2000.

NOTE 11--ACCRUED LIABILITIES

                                                    December 31
                                          ---------------------------
                                              2000            1999
                                          -----------     -----------
        Customer deposits                 $   658,000     $ 1,328,000
        Warranty reserves                   3,658,000       3,665,000
        Self insurance reserves             2,581,000       1,936,000
        Payroll related and other           9,860,000       4,287,000
                                          -----------     -----------
                                          $16,757,000     $11,216,000
                                          ===========     ===========

NOTE 12--PROPERTY PLANT AND EQUIPMENT

                                                    December 31
                                          ---------------------------
                                              2000            1999
                                          -----------     -----------
        Land, building and improvements   $10,332,000     $10,337,000
        Equipment, computers, software
          and furniture                    20,355,000      20,427,000
                                          -----------     -----------
                                           30,687,000      30,764,000
        Less - accumulated depreciation    (9,792,000)     (8,857,000)
                                          -----------     -----------
                                          $20,895,000     $21,907,000
                                          ===========     ===========

Depreciation expense was $3,509,000, $2,581,000 and $2,087,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 13--COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has lease commitments expiring at various dates through 2005, for equipment under noncancelable operating leases. Future minimum payments under these leases at December 31, 2000 are as follows:

                                2001                     $209,000
                                2002                      147,000
                                2003                       59,000
                                2004                       29,000
                                2005                        2,000
                                                         --------
                                                         $446,000
                                                         ========

Rent expense under all operating leases for the years ended December 31, 2000, 1999 and 1998 was $203,000, $592,000 and $516,000, respectively.

Royalty Agreement

In connection with the settlement of a license dispute (see Note 4), the Company is required to make minimum royalty payments through November 2012. Future minimum payments under this arrangement are as follows at December 31, 2000:

                                2001                  $   710,000
                                2002                      360,000
                                2003                      360,000
                                2004                      360,000
                                2005                      360,000
                                Thereafter              2,490,000
                                                      -----------
                                                        4,640,000
                       Amount representing interest    (1,809,000)
                                                      -----------
                                                      $ 2,831,000
                                                      ===========

Risk Retention

The Company's risk retention amounts per occurrence are as follows:

  Product liability                                       $75,000
  Employee medical and hospitalization                    $70,000


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

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Hot New Products v. Cybex International, Inc., et al

This action is in the United States District Court for the Northern District of Alabama. The Plaintiff in this action is a terminated dealer of Trotter Inc. Shortly after the termination, Plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The Plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the Plaintiff filed this antitrust Complaint in federal court, alleging price discrimination and price and territory conspiracy violations; the State court case was dismissed with the State court claims refiled as part of this federal action. The Plaintiff is seeking approximately $3.5 million in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability. The Company intends to vigorously defend this litigation.

Other Litigation and Contingencies

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business.

Legal fees related to these matters are expensed as incurred.

NOTE 14--QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                       2000 QUARTER ENDED
                                        -----------------------------------------------------------------------------
                                        March 31              JUNE 30             SEPTEMBER 29            DECEMBER 31
                                        --------              -------             ------------            -----------
Sales                                   $35,768               $30,261               $31,783                $ 27,481
Gross profit                             13,441                10,763                11,250                   6,903
Net income (loss)                           658                (2,289)                  148                 (19,094)
Basic and diluted net income
 (loss)per share                            .08                  (.26)                  .01                   (2.19)


                                                                       1999 QUARTER ENDED
                                        -----------------------------------------------------------------------------
                                        March 27             JUNE 26             SEPTEMBER 25            DECEMBER 31
                                        --------              -------            ------------            -----------
Sales                                   $34,805               $28,794               $25,745                $ 39,824
Gross profit                             12,878                10,098                 8,248                  15,911
Net income (loss)                         1,920                   323                (1,175)                  2,934
Basic and diluted net income
 (loss)per share                            .22                   .04                  (.14)                    .34


                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS



SCHEDULE II


                                           Balance at
                                          Beginning of                                          Balance at End
Description                                  Period          Additions         Deductions         of Period
-------------------------------------     ------------    ---------------   ----------------    --------------
For the year ended December 31, 2000

  Allowance for doubtful accounts          $4,475,000       $6,011,000         $5,068,000          $5,418,000
                                          ============    ===============   ================    ==============
  Restructuring reserves                       25,000        7,281,000(1)         794,000           6,512,000
                                          ============    ===============   ================    ==============

For the year ended December 31, 1999

  Allowance for doubtful accounts          $3,336,000       $1,464,000         $  325,000          $4,475,000
                                          ============    ===============   ================    ==============
  Restructuring reserves                      605,000              --             580,000              25,000
                                          ============    ===============   ================    ==============

For the year ended December 31, 1998

  Allowance for doubtful accounts          $2,615,000        1,947,000(2)      $1,226,000          $3,336,000
                                          ============    ===============   ================    ==============
  Restructuring reserves                    2,177,000        1,375,000(3)      (2,947,000)            605,000
                                          ============    ===============   ================    ==============

(1) Includes severance charges of $2,545,000 pertaining to the restructuring plan, and relocation costs of $1,905,000 due to the closure of the Irvine, California facility and charges of $2,831,000 related to the settlement of a license dispute.
(2) Includes allowance for doubtful accounts of $264,000 assumed in the Tectrix acquisition.
(3) Includes a restructuring reserve of $628,000 recorded in the application of purchase accounting for the Tectrix acquisition for the discontinuance of the Tectrix treadmill, the shutdown of Tectrix's international subsidiaries and severance payments to Tectrix employees. Additionally, 1998 additions include $747,000 for final adjustments to pre-acquisition contingencies related to the Cybex/Trotter merger, primarily related to final information received with respect to the cost of closing Cybex's international subsidiary.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

Information regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information set forth under the caption "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information set forth under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------


(a) The following documents are filed or incorporated by reference as a part of this report:

(3)       Exhibits
          --------

          3(a)(1)    Restated Certificate of Incorporation of the Company, dated
                     May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1996 (the "June 1996-10-Q").
          3(a)(2) Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June
                     1996 10-Q.
          3(a)(3) Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June
                     1996 10-Q.
          3(a)(4) Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1997
                     (the "June 1997 10-Q").
          3(b) By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.
          10(i)(a)   Assignment Agreement from Norwest Bank Minnesota South,
                     N.A., successor in interest to Norwest Bank, Owatonna N.A., to Summit Bank filed by reference to Exhibit 10(i)(g) to the 1997 10-K.
          10(i)(b)   Credit Agreement dated May 21, 1998 among First Union
                     National Bank, the Company and the Company's subsidiaries, incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June
                     27, 1998.
          10(ii) Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Company's
                     Registration Statement on Form S-8 (No. 33-48124), filed
                     May 26, 1992.*
          10(iii)    Distributor Agreement dated June 5, 1997 among the Company,
                     Trotter Inc., Forza Fitness Equipment, Ltd. and Forza
                     Group, Ltd., incorporated by reference to Exhibit 10.1 to the June, 1997 10-Q.
          10(iv) Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial
                     Corp. and C.I.T., incorporated by reference to Exhibit
                     10(x) to the 1994 10-K.
          10(v) Portfolio Purchase Agreement, dated December 30, 1994, among the Company, Cybex Financial Corp. and European
                     American Bank, incorporated by reference to Exhibit 10(xi) to the 1994 10-K.
          10(vi)     Amended and Restated 1995 Stock Retainer Plan for Non-
                     Employee Directors of the Company incorporated by reference to Exhibit 10(xi) to the 1997 10-K. *
          10(vii) 1995 Omnibus Incentive Plan, as amended, incorporated by reference by Exhibit 10(xx) to the Company's Registration
                     Statement on Form S-8 (No. 333-29045), filed June 12,
                     1997.*


          10(viii)   Management Employment Agreement between the Company and
                     Peter C. Haines, incorporated by reference to Exhibit 10.2 to the June, 1997 10-Q.*
          10(ix)     Tectrix Stock Purchase Agreement dated May 21, 1998 among
                     the Company and Tectrix Fitness Equipment, Inc.,
                     incorporated by reference to Form 8-K filed June 4, 1998.
          10(x)      Amended and Restated 1995 Stock Retainer Plan for
                     Nonemployee Directors dated May 18, 1999, incorporated by
                     reference to the registration statement on Form S-8 (No.
                     333-79899) filed June 3, 1999.*
          10(xi)     Non-negotiable secured promissory note dated May 21, 1998
                     to former Tectrix stockholders from the Company,
                     incorporated by reference to Exhibit 10(ii) to the
                     September 1999 10-Q.
          10(xii)    Amendment to Distributor Agreement dated March 1, 2000
                     between Cybex International, Inc. and Forza Fitness
                     Equipment Ltd., incorporated by reference to Exhibit 10(i)
                     to the Quarterly Report on Form 10-Q for the quarter ended
                     March 31, 2000.
          10(xiii)   Peter C. Haines Stock Award Agreement, incorporated by
                     reference to Exhibit 10(i) to the Quarterly Report on Form
                     10-Q for the quarter ended September 30, 2000.*
          10(xiv)    Separation Agreement -Peter Haines* (Filed herewith)
          10(xv)     Agreement of Termination of Distributor Agreement -Forza
                     Fitness Equipment Limited (Filed herewith).
          21.0       Subsidiaries of the Registrant (filed herewith)
          23.1       Consent of Independent Public Accountants-- Arthur Andersen
                     LLP (filed herewith)
*         Executive Compensation Plans and Arrangements

(b)       Reports on Form 8-K

          The following Current Reports on Form 8-K were filed during the quarter ended December 31, 2000:

                     Current Report dated November 22, 2000 reporting on the resignation of the Registrant's Chief Executive Officer.

                     Current Report dated December 1, 2000 reporting on the resignation of two executive officers and the promotion or appointment of various other officers.

                     Current Report dated December 29, 2000, reporting upon the Registrant's restructuring plan.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYBEX International, Inc.
                                            ------------------------------------
                                            (Registrant)


                                            By: /s/ John Aglialoro
                                                --------------------------------
  April 16, 2001                                Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                            By: /s/ John Aglialoro
                                                --------------------------------
  April 16, 2001                                John Aglialoro, Chairman and
                                                Acting Chief Executive Officer
                                                (principal executive officer)


                                            By: /s/ Paul G. Horgan
                                                --------------------------------
  April 16, 2001                                Paul G. Horgan, Corporate
                                                Controller (principal financial
                                                and accounting officer)


                                            By: /s/ James H. Carll
                                                --------------------------------
  April 16, 2001                                James H. Carll, Director


                                            By: /s/ Joan Carter
                                                --------------------------------
  April 16, 2001                                Joan Carter, Director


                                            By: /s/ David D. Fleming
                                                --------------------------------
  April 16, 2001                                David D. Fleming, Director


                                            By: /s/ Arthur W. Hicks, Jr.
                                                --------------------------------
  April 16, 2001                                Arthur W. Hicks, Jr., Director


                                            By: /s/ Jerry Lee
                                                --------------------------------
  April 16, 2001                                Jerry Lee, Director


                                            By: /s/ William E. Mahoney
                                                --------------------------------
  April 16, 2001                                William E. Mahoney, Director



                                            By: /s/ Alan H. Weingarten
                                                --------------------------------
  April 16, 2001                                Alan H. Weingarten, Director