Form 10-Q
period 2001-03-31
CYBEX INTERNATIONAL INC
filed 2001-05-15
CIK 60876

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              ____________________


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 3/31/01.
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number  0-4538

                           Cybex International, Inc.
                        -------------------------------
            (Exact name of registrant as specified in its charter)

            New York                                 11-1731581
---------------------------------------  ----------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                   Identification No.)

10 Trotter Drive, Medway, Massachusetts                 02053
---------------------------------------  ----------------------------------
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code      (508) 533-4300
                                                  -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On April 30, 2001 the Registrant had outstanding 8,787,042 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of Common Stock.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                   Page
                                                                  ------
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Statements of
               Operations (unaudited) - Three months ended
               March 31, 2001 and 2000                              3


               Condensed Consolidated Balance Sheets - March
               31, 2001 (unaudited) and December 31, 2000           4


               Condensed Consolidated Statements of Cash
               Flows (unaudited) -- Three months ended March
               31, 2001 and 2000                                    5


               Notes to Condensed Consolidated Financial
               Statements (unaudited)                               6

      Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                          10


      Item 3.  Quantitative and Qualitative
               Disclosure about Market Risk                        13

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                   13

      Item 2.  Changes in Securities and Use of Proceeds           13

      Item 3.  Defaults Upon Senior Securities                     13

      Item 4.  Submission of Matters to a Vote of Security
               Holders                                             13

      Item 5.  Other Information                                   13

      Item 6.  Exhibits and Reports on Form 8-K                    13

Signatures                                                         14
s

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data))
                                  (unaudited)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                             ------------------------------
                                                     2001              2000
                                             ------------      ------------

Net sales                                         $23,367           $35,767
Cost of sales                                      15,729            22,328
                                             ------------      ------------
     Gross profit                                   7,638            13,439

Selling, general and administrative expenses        6,393            11,644
                                             ------------      ------------

     Operating income                               1,245             1,795

Interest income                                        85                63
Interest expense                                     (771)             (743)
                                             ------------      ------------
     Income before income taxes                       559             1,115
Income tax provision                                  235               457
                                             ------------      ------------

Net income                                        $   324           $   658
                                             ============      ============

Basic and diluted net income per share            $   .04           $   .08
                                             ============      ============



See notes to the condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                 (in thousands)

                                                                          MARCH 31,             December 31,
                                                                            2001                     2000
                                                                     -----------------     --------------------
                                                                         (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                              $    1,457                 $  3,354
     Accounts receivable, net of allowance of $5,188 and $5,418                 15,838                   18,483
     Inventories                                                                10,246                   11,138
     Deferred income taxes                                                       8,986                    8,986
     Prepaid expenses and other                                                    872                    1,095
                                                                     -----------------     --------------------
          Total current assets                                                  37,399                   43,056
Property, plant and equipment, net                                              20,198                   20,895
Goodwill, net                                                                   11,618                   11,742
Deferred income taxes                                                           11,892                   12,127
Other assets                                                                       633                      900
                                                                     -----------------     --------------------
                                                                            $   81,740                 $ 88,720
                                                                     =================     ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                   $   14,646                 $ 14,464
     Accounts payable                                                            4,226                    5,908
     Accrued expenses                                                           13,499                   16,757
     Income taxes payable                                                          849                      866
                                                                     -----------------     --------------------
          Total current liabilities                                             33,220                   37,995
Long-term debt                                                                  20,278                   22,778
Accrued warranty obligation                                                      1,967                    1,967
Other liabilities                                                                2,478                    2,426
                                                                     -----------------     --------------------
          Total liabilities                                                     57,943                   65,166
                                                                     -----------------     --------------------


Contingencies (Note 7)
Stockholders' Equity:
     Common stock, $.10 par value, 20,000 shares authorized, 9,002
      shares issued                                                                900                      900

     Additional paid-in capital                                                 44,667                   44,748
     Treasury stock, at cost (215 shares)                                       (2,261)                  (2,261)
     Accumulated deficit                                                       (19,509)                 (19,833)
                                                                     -----------------     --------------------
          Total stockholders' equity                                            23,797                   23,554
                                                                     -----------------     --------------------
                                                                            $   81,740                 $ 88,720
                                                                     =================     ====================


See notes to condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                             ----------------------------------------
                                                                                    2001                   2000
                                                                             -----------------      -----------------
OPERATING ACTIVITIES:
     Net income                                                                        $   324                $   658
     Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                             1,157                  1,264
               Provision for doubtful accounts                                             (31)                   157
               Deferred income taxes                                                       235                    457
               Net change in other operating assets and liabilities                     (1,127)                  (392)
                                                                             -----------------      -----------------

          NET CASH PROVIDED BY  OPERATING ACTIVITIES                                       558                  2,144
                                                                             -----------------      -----------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (137)                (1,223)
                                                                             -----------------      -----------------

          NET CASH USED IN INVESTING ACTIVITIES                                           (137)                (1,223)
                                                                             -----------------      -----------------

FINANCING ACTIVITIES:
     Repayment of long-term debt                                                        (1,318)                (1,083)
     Net borrowings (repayments) under the revolving loan                               (1,000)                 2,000
                                                                             -----------------      -----------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (2,318)                   917
                                                                             -----------------      -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (1,897)                 1,838

CASH AND CASH EQUIVALENTS, beginning of period                                           3,354                    565
                                                                             -----------------      -----------------

CASH AND CASH EQUIVALENTS, end of period                                               $ 1,457                $ 2,403
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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000, and its proxy statement dated April 25, 2001.

NOTE 2 -- NEW ACCOUNTING PRONOUNCEMENTS -- DERIVATIVES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

The amount of the transition adjustment recorded in accumulated other comprehensive income within additional paid-in capital as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value amounted to a gain of $212,000 at January 1, 2001.

The Company recognizes derivatives on the balance sheet at fair value. At March 31, 2001 and December 31, 2000, derivative instruments consist solely of an interest rate swap, which is used to reduce the Company's exposure to interest rate fluctuations on its variable rate term debt (see Note 4). The interest rate swap has been designated as a cash flow hedge. Changes in the fair value of the derivative are recorded in accumulated other comprehensive income within additional paid-in capital and reclassified into earnings as the underlying hedged item affects earnings. The Company also assesses whether the interest rate swap is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. For the three months ended March 31, 2001, the Company recorded a loss of $293,000 in accumulated other comprehensive income for the change in the fair value of the interest rate swap during the three months ended March 31, 2001.

The components of accumulated other comprehensive income are as follows:

                                                                          Hedging Instruments
                                                                  ---------------------------------
Balance at December 31, 2000                                                   $       -
Cumulative effect of change in accounting principle                              212,000
Change in fair value of hedging instruments                                     (293,000)
                                                                  ---------------------------------
Balance at March 31, 2001                                                      $  81,000
                                                                  =================================

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

                                MARCH 31,                       DECEMBER 31,
                                  2001                              2000
                          -------------------               -------------------
      Raw materials               $ 5,075,000                       $ 4,591,000
      Work in process               1,756,000                         1,963,000
      Finished goods                3,415,000                         4,584,000
                          -------------------               -------------------
                                  $10,246,000                       $11,138,000
                          ===================               ===================

The inventory balances listed above are net of reserves of $2,038,000 and $1,784,000 at March 31, 2001 and December 31, 2000, respectively.

NOTE 4 -- CREDIT AGREEMENT

On May 21, 1998, the Company entered into a Credit Agreement (the "Agreement") with several banks that consisted of a $26,700,000 revolving loan (the "Revolver"), increased to $30,000,000 in May 1999, and a $25,000,000 Term Loan (the "Term Loan"). At March 31, 2001 and December 31, 2000, the Company was out of compliance with certain financial covenants in the Credit Agreement. On April 12, 2001, the Credit Agreement was amended to, among other things, revise the financial covenants, waive the existing financial covenant default through the maturity date of the loans, fix May 1, 2002 as the maturity date of all loans under the Credit Agreement; reduce the availability under the revolving loan facility (including the letter of credit sub-facility) to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula and provide certain additional collateral to the banks. Additionally, the Company is required to maintain a lockbox arrangement with the bank whereby remittances from the Company's customers are used to reduce the outstanding revolver balance. Accordingly, a portion of the Revolver balance, $6,922,000 at March 31, 2001 and December 31, 2000, has been classified as current, although such balance is not due until May 1, 2002. Management plans to refinance the existing facility prior to May 1, 2002, however, there can be no assurance that management will be successful in refinancing the facility on terms that are acceptable to the Company. Up until March 30, 2001, borrowings under the Revolver bore interest at the Company's option of either a Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which was adjusted based on the Company's level of compliance with certain financial covenants, as defined. Commencing March 30, 2001, a portion of the interest under the Revolver will accrue at Base Rate plus 1% and a portion will accrue at Base Rate plus 2%. As of March 30, 2001, the Base Rate was 8.0%. After September 30, 2001, the entire Revolver will bear interest at the Base Rate plus 3%.

Up until March 30, 2001, borrowings under the Term Loan bore interest at the Company's option at either the Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which was adjusted based on the Company's level of compliance with certain financial covenants, as defined. Commencing March 30, 2001, interest on the Term Loan will accrue at the Base Rate plus 1.5% increasing to a Base Rate plus 3% after September 30, 2001.

Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company with certain exceptions.

NOTE 5 -- RESTRUCTURING CHARGES

In June 2000, Cybex announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility, which was completed in December 2000. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid off. This relocation resulted in a second quarter 2000 nonrecurring pre-tax charge of approximately $2,352,000, of which $1,550,000 was for the cost of employee severance related to the termination of 69 employees, most of which were involved in manufacturing, $355,000 related to lease termination costs and $447,000 related to fixed asset impairment charges. Management's plans with respect to this relocation are substantially complete.

In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating about 152 employees, involved in manufacturing, sales and marketing, product development and administration. The Company recorded fourth quarter 2000 nonrecurring pre-tax charges of $22,288,000, including a $2,545,000 charge relating to its workforce reduction, a $16,912,000 charge relating to goodwill impairment from the Company's Tectrix acquisition and a $2,831,000 charge relating to the settlement of a license agreement. Management's plans with respect to the December 31, 2000 restructuring plan are substantially complete.

The following table summarizes accrued restructuring costs at March 31, 2001:

                                              BALANCE                                        BALANCE
                                         DECEMBER 31, 2000           UTILIZED            MARCH 31, 2001
                                     -----------------------    ----------------     ---------------------
         Severance                                $3,656,000         $(1,865,000)               $1,791,000
         License settlement                        2,831,000            (360,000)                2,471,000
                                     -----------------------    ----------------     ---------------------
                                                  $6,487,000         $(2,225,000)               $4,262,000
                                     =======================    ================     =====================

NOTE 6 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

                                                   THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------
                                                    2001                  2000
                                             -----------------     -----------------
Shares used in computing basic earnings per
 share                                               8,787,000             8,689,000

Dilutive effect of options                                  --                 3,000
                                             -----------------     -----------------
Shares used in computing diluted earnings
 per share                                           8,787,000             8,692,000
                                             =================     =================

For the three months ended March 31, 2001, options to purchase 417,161 shares of the Company's Common Stock at exercise prices ranging from $3.00 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive. For the three months ended March 31, 2000, options to purchase 716,911 shares of the Company's common stock at exercise prices ranging from $4.06 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive.

NOTE 7 -- CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. Management believes that the outcome of such litigation and claims will not have a material adverse effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, and uncertainties relating to the implementation of the Company's restructuring plan. Further information on these and other factors, which could affect the Company's financial results, can be found in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated April 25, 2001.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Shipping and Handling Costs", the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expenses. Sales, cost of sales and selling, general and administrative expenses for the three months ended March 31, 2000 have been reclassified to be consistent with EITF 00-10.

In June 2000, Cybex announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid off.

In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating about 26% of Cybex's workforce.

The Company adopted its restructuring plan in response to a fourth quarter 2000 decrease in net sales. The Company anticipates that sales will continue at a reduced level throughout 2001, primarily due to tightened credit standards adopted as part of its restructuring plan and to economic conditions, both generally and in the Company's business segment. The Company has achieved significant cost reductions in the first quarter of 2001, which it anticipates will continue throughout the year.

RESULTS OF OPERATIONS

NET REVENUES

Cybex's net revenues decreased $12,400,000, or 35%, to $23,367,000 for the first quarter 2001 from $35,767,000 for the first quarter 2000. The decrease is reflected in both cardiovascular and strength equipment. Sales of cardiovascular products decreased $6,317,000, or 41%, to $9,199,000 and sales of strength products decreased $5,074,000, or 31%, to $11,461,000. The decline in the sales of these products was predominantly related to the Company's stricter credit and pricing policies adopted as part of its restructuring plan and to economic conditions, both generally and in the Company's business segment. Freight and other revenue decreased $1,009,000, or 27%, to $2,707,000, largely due to the decrease in product sales.

GROSS MARGIN

Gross margin decreased from 37.6% in the first quarter last year to 32.7% this year. The decrease in gross margin was predominantly the result of lower cardiovascular equipment margins due to higher material and freight costs. The Company is taking steps designed to lower these costs. The lower sales volume also contributed to the lower margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $5,251,000, or 45%, to $6,393,000 in the first quarter of 2001 compared to $11,644,000 in the first quarter 2000. Reduced salaries, benefits and travel costs associated with the Irvine plant relocation and the December 2000 restructuring plan accounted for $2,200,000 of the first quarter savings. Selling and marketing costs decreased by $1,300,000 due to reductions in selling incentive programs, trade show costs and a more focused marketing program. Administrative costs were reduced by $905,000 in the areas of consulting, recruitment, relocation, office rent, bad debt and amortization expense. Research and development costs decreased by $450,000 due to the closing of the Irvine R&D department, and increased efficiencies in new product development.

INTEREST EXPENSE

Net interest expense remained consistent period-to-period, increasing by $6,000, or 1%, in the first quarter 2001 compared to the prior year period. Interest expense increased due primarily to interest on a license settlement and higher interest rates partially offset by lower debt under the Credit Agreement.

INCOME TAXES

The Company's effective tax rate was 42% and 41% for the three months ended March 31, 2001 and 2000, respectively. The Company's effective tax rate differs from statutory rates due to the impact of permanent differences, primarily non-deductible goodwill amortization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had working capital of $4,179,000 compared to $5,061,000 of working capital at December 31, 2000. The decrease in working capital was primarily due to a decrease in accounts receivable of $2,645,000 as a result of the decrease in net sales and a decrease in cash of $1,609,000 due primarily to payments of debt under the Credit Agreement. The decrease in working capital was partially offset by a decrease in accounts payable of $1,682,000 reflecting a lower cost structure and lower purchases. The Company's debt-to-equity ratio decreased from 1.58-to-1 at December 31, 2000 to 1.47-to-1 for March 31, 2001, primarily due to the first quarter payment of debt of $2,318,000.

In the first quarter of 2001, the Company generated $558,000 cash from operating activities compared to $2,144,000 for the first quarter of 2000. The decrease in cash provided by operating activities was primarily due to an increase in net operating assets primarily caused by the payment of severance resulting from the restructuring plans, partially offset by decreases in accounts receivable and inventory. Cash used in investing activities was $137,000 in the first quarter of 2001 compared to $1,223,000 in the first quarter of 2000. The difference in investing activity is due to first quarter 2000 investments in information technology, the Cybex Institute and production equipment, compared to the Company's policy to limit capital expenditures in 2001.

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a revolving loan (including a letter of credit sub-facility) and a $25,000,000 Term Loan. For the first quarter 2001, cash used in financing activities consisted of $2,318,000, of which $1,318,000 was for principal payments under the Term Loan and $1,000,000 was for repayments of the revolving loan, in each case under the Credit Agreement. For the first quarter 2000, cash provided by financing activities of $917,000 consisted of borrowings under the revolving loan of $2,000,000, offset by scheduled principal payments of $1,083,000 under the Term Loan.

At March 31, 2001, there was outstanding under the Credit Agreement $16,750,000 in Term Loans, $13,500,000 in revolving loans and $5,326,000 in letters of credit. The Company failed to meet certain financial covenants set forth in the Credit Agreement at December 31, 2000 and March 31, 2001. On April 12, 2001, the Credit Agreement was amended to, among other things, revise the financial covenants; waive any existing financial covenant default through the maturity date of the loans; fix May 1, 2002 as the maturity date of all loans under the Credit Agreement; increase the interest rate under the facility; and provide certain collateral to the banks. The amendment also reduced the availability under the revolving loan facility (including the letter of credit sub-facility) to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula. Pursuant to this borrowing base formula, the total availability under the revolving loan facility (including the letter of credit sub-facility) was $18,639,000 at May 4, 2001. Management plans to refinance the existing facilities under the Credit Agreement prior to May 1, 2002, and is also exploring other financing arrangements. There can be no assurance that management will be successful in refinancing the facilities or that any such refinancing or other financing arrangements will be on terms favorable to the Company.

The Company believes that the cash flow from its operations, available borrowings under the amended Credit Agreement and any cash received in other financing arrangements will be sufficient to meet its general working capital and capital expenditure requirements in the near term.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 2000 Form 10-K which is incorporated here by reference.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

              KIRILA ET AL V. CYBEX INTERNATIONAL, INC. ET AL
              See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2000 for a description of these proceedings.

              HOT NEW PRODUCTS  V. CYBEX INTERNATIONAL, INC. ET AL
              See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2000 for a description of these proceedings.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

     ITEM 5.  OTHER INFORMATION
              None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

              10(i) Limited Waiver and Amendment No. 4, amending Credit Agreement dated May 21, 1998 (Filed herewith)

              (b)    Reports on Form 8-K
                     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Cybex International, Inc.
                                    --------------------------------------



                                By: /s/ John Aglialoro
                                    --------------------------------------
           May 15, 2001             John Aglialoro
                                    President and Acting Chief Executive Officer



                                By: /s/ PaulG. Horgan
                                    --------------------------------------
           May 15, 2001             Paul G. Horgan
                                    Corporate Controller

                                 EXHIBIT INDEX


     EXHIBIT NO.  DESCRIPTION

        (a)  Exhibits

             10(i) Limited Waiver and Amendment No. 4, amending Credit Agreement dated May 21, 1998 (Filed herewith)