Form 10-Q
period 2001-06-30
CYBEX INTERNATIONAL INC
filed 2001-08-01
CIK 60876

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              ____________________


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001.
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number  0-4538


                           Cybex International, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                            11-1731581
   ----------------------                              -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

  10 Trotter Drive, Medway, Massachusetts                       02053
--------------------------------------------           -----------------------
  (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code         (508) 533-4300
                                                       -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On July 30, 2001, the Registrant had outstanding 8,783,459 shares of Common Stock, par value $0.10 per share, which is the Registrant's only class of Common Stock.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Statements of
              Operations (unaudited) - Three and six months
              ended June 30, 2001 and June 30, 2000                        3

              Condensed Consolidated Balance Sheets -
              June 30, 2001 (unaudited) and December 31, 2000              4

              Condensed Consolidated Statements of Cash
              Flows (unaudited) -- Six months ended
              June 30, 2001 and June 30, 2000                              5

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                       6

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations            10

     Item 3.  Quantitative and Qualitative Disclosure about
              Market Risk                                                 14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                           14

     Item 2.  Changes in Securities and Use of Proceeds                   15

     Item 3.  Defaults Upon Senior Securities                             15

     Item 4.  Submission of Matters to a Vote                             15

     Item 5.  Other Information                                           15

     Item 6.  Exhibits and Reports on Form 8-K                            15

Signatures                                                                16

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                                     Three Months Ended                           Six Months Ended
                                          --------------------------------------      --------------------------------------
                                             JUNE 30, 2001        June 30, 2000          June 30, 2001        June 30, 2000
                                          -----------------    -----------------      -----------------    -----------------

Net sales                                           $20,096              $30,261                $43,463              $66,028
Cost of sales                                        12,916               19,498                 28,645               41,827
                                          -----------------    -----------------      -----------------    -----------------
     Gross profit                                     7,180               10,763                 14,818               24,201

Selling, general and administrative
 expenses                                             6,015               10,846                 12,408               22,490

Nonrecurring charges                                     --                3,152                     --                3,152
                                          -----------------    -----------------      -----------------    -----------------

     Operating income (loss)                          1,165               (3,235)                 2,410               (1,441)

Interest income                                          33                  174                    118                  238
Interest expense                                     (1,065)                (817)                (1,836)              (1,561)
                                          -----------------    -----------------      -----------------    -----------------
     Income (loss) before income taxes                  133               (3,878)                   692               (2,764)
Income tax provision (benefit)                           56               (1,589)                   291               (1,133)
                                          -----------------    -----------------      -----------------    -----------------

     Net income (loss)                              $    77              $(2,289)               $   401              $(1,631)
                                          =================    =================      =================    =================

Basic and diluted net income (loss)  per
 share                                                 $.01                $(.26)                  $.05                $(.19)
                                          =================    =================      =================    =================


See notes to the condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                    (in thousands, except per share amount)

                                                                          June 30,             December 31,
                                                                            2001                   2000
                                                                     -----------------     --------------------
                                                                         (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                              $    2,934                 $  3,354
     Accounts receivable, net of allowance of $2,215 and $5,418                 14,519                   18,483
     Inventories                                                                 7,847                   11,138
     Deferred income taxes                                                       8,986                    8,986
     Prepaid expenses and other                                                  1,293                    1,095
                                                                     -----------------     --------------------
          Total current assets                                                  35,579                   43,056
Property, plant and equipment, net                                              19,951                   20,895
Goodwill, net                                                                   11,495                   11,742
Deferred income taxes                                                           11,836                   12,127
Other assets                                                                     1,960                      900
                                                                     -----------------     --------------------
                                                                             $  80,821                $  88,720
                                                                     =================     ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                   $   30,719                 $ 14,464
     Accounts payable                                                            6,485                    5,908
     Accrued expenses                                                           12,598                   16,757
     Income taxes payable                                                          834                      866
                                                                     -----------------     --------------------
          Total current liabilities                                             50,636                   37,995
Long-term debt                                                                   1,900                   22,778
Accrued warranty obligation                                                      1,967                    1,967
Other liabilities                                                                2,460                    2,426
                                                                     -----------------     --------------------
          Total liabilities                                                     56,963                   65,166
                                                                     -----------------     --------------------
Stockholders' Equity:
     Common stock, $.10 par value, 20,000 shares authorized, 9,002
      shares issued                                                                900                      900
     Additional paid-in capital                                                 44,657                   44,748
     Treasury stock, at cost (218 and 215 shares)                               (2,267)                  (2,261)
     Accumulated deficit                                                       (19,432)                 (19,833)
                                                                     -----------------     --------------------
          Total stockholders' equity                                            23,858                   23,554
                                                                     -----------------     --------------------
                                                                            $   80,821                 $ 88,720
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

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                                                    Six Months Ended
                                                                     ----------------------------------------------
                                                                           June 30,                  June 30,
                                                                             2001                      2000
                                                                     --------------------      --------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                            $   401                   $(1,631)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Non-cash nonrecurring charges                                           --                     3,152
               Depreciation and amortization                                        2,504                     2,552
               Provision for doubtful accounts                                         79                       340
               Deferred income taxes                                                  291                    (1,133)
               Net change in other operating assets and liabilities                 2,030                    (1,354)
                                                                     --------------------      --------------------

                   NET CASH PROVIDED BY  OPERATING ACTIVITIES                       5,305                     1,926
                                                                     --------------------      --------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                             (870)                   (2,267)
                                                                     --------------------      --------------------

                   NET CASH USED IN INVESTING ACTIVITIES                             (870)                   (2,267)
                                                                     --------------------      --------------------

FINANCING ACTIVITIES:
     Repayment of long-term debt                                                   (2,096)                   (2,461)
     Net borrowings (repayment) under the revolving loan                           (2,528)                    4,000
     Deferred refinancing costs                                                      (224)                       --
     Purchase of treasury stock                                                        (7)                      (11)
                                                                     --------------------      --------------------

                   NET CASH PROVIDED BY (USED IN) FINANCING
                    ACTIVITIES                                                     (4,855)                    1,528
                                                                     --------------------      --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (420)                    1,187

CASH AND CASH EQUIVALENTS, beginning of period                                      3,354                       565
                                                                     --------------------      --------------------
CASH AND CASH EQUIVALENTS, end of period                                          $ 2,934                   $ 1,752
                                                                     ====================      ====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest                                                         1,609                     1,555
     Cash paid for income taxes                                                        --                        --
     Acquisition of customer list in exchange for forgiveness of
      accounts receivables                                                            518                        --

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's reports filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000, this Form 10-Q and its proxy statement dated April 25, 2001.

NOTE 2 -- NEW ACCOUNTING PRONOUNCEMENTS

DERIVATIVES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133," on January 1, 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

The amount of the transition adjustment recorded in accumulated other comprehensive income within additional paid-in capital as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value amounted to a gain of $212,000 at January 1, 2001.

The Company recognizes derivatives on the balance sheet at fair value. At June 30, 2001 and December 31, 2000, derivative instruments consist solely of an interest rate swap, which is used to reduce the Company's exposure to interest rate fluctuations on its variable rate term debt (see Note 4). The interest rate swap has been designated as a cash flow hedge. Changes in the fair value of the derivative are recorded in accumulated other comprehensive income within additional paid-in capital and reclassified into earnings as the underlying hedged item affects earnings. The Company also assesses whether the interest rate swap is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. Effective April 12, 2001, the Company discontinued hedge accounting, prospectively, as a result of the change in the interest rate on its term debt from a LIBOR-based rate to a Base Rate (see Note 4). For the three months ended March 31, 2001, the Company recorded a loss of $293,000 in accumulated other comprehensive income for the change in the fair value of the interest rate swap during the period ended March 31, 2001. For the three months ended June 30, 2001, the Company recorded a loss of $24,000 as interest expense for the change in the fair value of the interest rate swap during the period.

The changes in the fair value of the swap were recorded as follows:

                                                         Other Comprehensive       Interest
                                                               Income               Expense           Total
                                                         ------------------     --------------    -------------
Balance at December 31, 2000                                     $       --          $      --       $       --
Cumulative effect of change in accounting principle                 212,000                 --          212,000
Change in fair value of hedging instruments                        (293,000)                --         (293,000)
                                                         ------------------     --------------    -------------
Balance at March 31, 2001                                           (81,000)                --          (81,000)
Change in fair value of hedging instruments                              --            (24,000)         (24,000)
                                                         ------------------     --------------    -------------
Balance at June 30, 2001                                          $ (81,000)          $(24,000)       $(105,000)
                                                         ===================    ==============    =============

BUSINESS COMBINATIONS

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. During the six months ended June 30, 2001 and 2000, the Company recorded goodwill amortization of $247,000 and $530,000, respectively. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effect of a change in accounting principle effective January 1, 2002. Net unamortized goodwill at June 30, 2001 is $11,495,000.

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

                                    June 30,       December 31,
                                     2001              2000
                                  ----------       -----------
             Raw materials        $3,787,000       $ 4,591,000
             Work in process       1,465,000         1,963,000
             Finished goods        2,595,000         4,584,000
                                  ----------       -----------
                                  $7,847,000       $11,138,000
                                  ==========       ===========

The inventories are net of reserves of $2,321,000 and $1,784,000 at June 30, 2001 and December 31, 2000, respectively.

NOTE 4 -- CREDIT AGREEMENT

On May 21, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with several banks that consisted of a $26,700,000 revolving loan (the "Revolver"), increased to $30,000,000 in May 1999, and a $25,000,000 Term Loan (the "Term Loan"). On April 12, 2001, the Credit Agreement was amended to, among other things, revise the financial covenants, waive the existing financial covenant default through the maturity date of the loans, fix May 1, 2002 as the maturity date of all loans under the Credit Agreement; reduce the availability under the revolving loan facility (including the letter of credit sub-facility) to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula and provide certain additional collateral to the banks. Additionally, the Company is required to maintain a lockbox arrangement with the bank whereby remittances from the Company's customers are used to reduce the outstanding revolver balance. Up until March 30, 2001, borrowings under the Revolver bore interest at the Company's option of either a Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which was adjusted based on the Company's level of compliance with certain financial covenants, as defined. Commencing March 30, 2001, a portion of the borrowings under the Revolver accrues interest at the Base Rate plus 1% and a portion accrues interest at the Base Rate plus 2%. As of June 30, 2001, the Base Rate was 6.75%. After September 30, 2001, the entire Revolver will bear interest at the Base Rate plus 3%.

Up until March 30, 2001, borrowings under the Term Loan bore interest at the Company's option at either the Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which was adjusted based on the Company's level of compliance with certain financial covenants, as defined. Commencing March 30, 2001, interest on the Term Loan accrues at the Base Rate plus 1.5% increasing to the Base Rate plus 3% after September 30, 2001.

At June 30, 2001, the balance due under the Revolver was $11,972,000 and the balance due under the term loan was $16,333,000.

The Company and the lenders under the Credit Agreement entered into a Limited Waiver in July 2001 which waived through the maturity date of the loans any financial covenant defaults which existed at June 30, 2001, and further waived any default with respect to the principal installments under the term loan due May 31, June 30 and July 31, 2001, provided that the May 31, 2001 installment was paid at the signing of the Limited Waiver and the June 30 and July 31, 2001 installments are paid on August 16, 2001. The Limited Waiver also requires that the Company consummate an acceptable sale/leaseback transaction with respect to the Company's real estate in Medway, Massachusetts and Owatonna, Minnesota, and to apply the proceeds thereof as the lenders direct, on or
before August 10, 2001.   A failure  to timely consummate an acceptable
sale/leaseback transaction would constitute a default under the Credit Agreement. The Company has entered into a term sheet with respect to the Company's real estate in Medway, Massachusetts and Owatonna, Minnesota which, if consummated, management believes will satisfy the requirements of the Limited Waiver. This sale/leaseback, if consummated, is expected to result in net cash proceeds to the Company of approximately $12,000,000, which would be applied against loans under the Credit Agreement. This sale/leaseback transaction is subject to various conditions, including the satisfactory results of a due diligence investigation, the negotiation, execution and delivery of definitive documentation and the approval of the Company's lenders.

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

The Company also incurred a write-off of $800,000 in the second quarter of 2000 relating to internal use software that is no longer utilized.

In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating about 152 employees involved in manufacturing, sales and marketing, product development and administration. The Company recorded fourth quarter 2000 nonrecurring pre-tax charges of $22,288,000, including a $2,545,000 charge relating to its workforce reduction, a $16,912,000 charge relating to goodwill impairment from the Company's Tectrix acquisition and a $2,831,000 charge relating to the settlement of a license agreement. Management's plans with respect to the December 31, 2000 restructuring plan are substantially complete.

The following table summarizes accrued restructuring costs at June 30, 2001:

                            Balance                        Balance
                          December 31,                     June 30,
                             2000          Utilized          2001
                          -----------     -----------     ----------
    Severance             $3,656,000     $(2,662,000)    $  994,000
    License settlement     2,831,000        (347,000)     2,484,000
                          ----------     -----------     ----------
                          $6,487,000     $(3,009,000)    $3,478,000
                          ==========     ===========     ==========

NOTE 6 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

                                                        Three Months Ended                           Six Months Ended
                                             ---------------------------------------     ---------------------------------------
                                                June 30, 2001         June 30, 2000         June 30, 2001         June 30, 2000
                                             -----------------     -----------------     -----------------     -----------------
Shares used in computing basic earnings per
 share                                               8,787,000             8,699,000             8,787,000             8,699,000
Dilutive effect of options                               1,000                    --                 3,000                    --
                                             -----------------     -----------------     -----------------     -----------------
Shares used in computing diluted earnings
 per share                                           8,788,000             8,699,000             8,790,000             8,699,000
                                             =================     =================     =================     =================

For the three and six months ended June 30, 2001, options to purchase 448,286 and 413,286 shares of the Company's Common Stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive. For the three and six months ended June 30, 2000, options to purchase 705,161 shares of the Company's common stock at exercise prices ranging from $3.00 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive.

NOTE 7 -- CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, disputes with the sellers of acquired businesses and disputes pertaining to distributor agreements. Management believes that the outcome of such litigation and claims will not have a material adverse effect on its financial position or results of operations.

NOTE 8 -- RELATED PARTY TRANSACTION

The Company's Chairman, who is a principal stockholder of the Company, has served as chief executive officer of the Company since December 2000, and is expected to continue to serve in this capacity for an indefinite period of time. To date, the Chairman has received no additional remuneration for serving as chief executive officer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, uncertainties related to the implementation of the Company's restructuring plan, the ability of the Company to refinance its existing credit facilities which mature May 1, 2002 and the possible need of the Company to seek future waivers and extensions from its lenders. Further information on these and other factors, which could affect the Company's financial results, can be found in the Company's Reports filed with the Securities and Exchange Commission including its Report on Form 10-K, this Form 10-Q and its proxy statement dated April 25, 2001.

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

The Company adopted its restructuring plan in response to a fourth quarter 2000 decrease in net sales. The Company's net sales for the six months ended June 30, 2001 decreased by 34% compared to the corresponding period of 2000, and the Company anticipates that sales will continue at a reduced level throughout 2001, primarily due to tightened credit standards adopted as part of its restructuring plan and to economic conditions, both generally and in the Company's business segment. The Company has achieved significant cost reductions in the first six months of 2001, which it anticipates will continue throughout the year.

In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-10, "Shipping and Handling Costs", the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expenses. Sales, cost of sales and selling, general and administrative expenses for the three and six months ended June 30, 2000 have been reclassified to be consistent with EITF 00-10.

RESULTS OF OPERATIONS

NET REVENUES

Cybex's net revenues decreased $10,165,000, or 34%, to $20,096,000 for the second quarter and by $22,565,000, or 34%, to $43,463,000 for the six months ended June 30, 2001 from the levels reported for the corresponding period in 2000. The decrease is reflected in both cardiovascular and strength equipment. Sales of cardiovascular products decreased $5,177,000, or 43% to $6,821,000 for the second quarter and by $11,494,000, or 42%, to $16,020,000 for the six months ended June 30, 2001. Sales of strength products decreased $4,670,000, or 31% to $10,603,000 for the second quarter and by $9,744,000, or 31%, to $22,064,000 for the six months ended June 30, 2001. Freight and other revenue decreased $318,000 or 11% to $2,672,000 for the second quarter and by $1,327,000, or 20%, to $5,379,000 for the six months ended June 30, 2001. The decline in sales was primarily related to the Company's stricter credit and pricing policies and economic conditions, both generally and in the Company's business segment.

GROSS MARGIN

Gross margin increased from 35.6% in the second quarter last year to 35.7% this year. The increase in gross margin for the quarter was a result of improvements to freight revenue and cost programs which produced lower net freight costs and lower warranty costs associated with the new warranty policy instituted on January 1, 2001, offset primarily by lower cardiovascular equipment margins due to higher material and freight costs. Lower sales volume in the quarter also negatively impacted margins.

Gross margin decreased to 34.1% for the six months ended June 30, 2001, compared to 36.7% for the corresponding period of 2000. The decrease in gross margin was predominantly the result of lower cardiovascular equipment margins due to higher material and freight costs. The lower sales volume also contributed to the lower margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $4,831,000, or 45% to $6,015,000 in the second quarter of 2001 compared to the second quarter 2000. Selling and marketing costs were down by $1,842,000 due to reductions in selling incentive programs, trade show costs, travel and a more focused marketing program. The Irvine plant relocation and the December 2000 restructuring plan accounted for $1,436,000 of the second quarter savings with reduced salaries, benefit and travel costs. Administrative costs were reduced by $917,000 in the areas of health plan claims costs, consulting, relocation, recruitment, office rent, bad debt and amortization expense. Research and development costs were down by $727,000 due to the closing of the Irvine, California R&D department and a more focused R&D approach for new product development.

On a year-to-date basis, selling, general and administrative expenses decreased $10,082,000, or 45%, to $12,408,000 compared to the corresponding period of 2000. The Irvine plant relocation and the December 2000 restructuring plan accounted for $3,407,000 of the year-to-date savings with reduced salaries, benefit and travel costs. Selling and marketing costs were down by $3,347,000 due to reductions in selling incentive programs, trade show costs, travel and a more focused marketing program. Administrative costs were reduced by $1,996,000 in the areas of health plan claims costs, consulting, relocation, recruitment, office rent, bad debt and amortization expense. Research and development costs were down by $1,261,000 due to the closing of the Irvine, California R&D department and a more focused R&D approach for new development.

NONRECURRING CHARGES

The Company incurred nonrecurring charges of $3,152,000 in the second quarter of 2000. A total of $2,352,000 was incurred to relocate the cardiovascular equipment assembly and product development operations performed in Irvine, California to the Company's Medway, Massachusetts facility. The Company also incurred a write-off of $800,000 of internal use software that is no longer utilized.

INTEREST EXPENSE

Net interest expense increased by $389,000, or 61%, to $1,032,000 in the second quarter 2001 compared to second quarter 2000 and by $395,000, or 30%, to $1,718,000 for the first six months of the year. The increases are due primarily to the accelerated write-down of deferred financing costs of $171,000 as a result of the amended Credit Agreement, interest on a license settlement and higher interest rates as a result of the amended Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had a negative working capital of $15,057,000 compared to a positive working capital at December 31, 2000 of $5,061,000. The decrease in working capital was primarily due to the increase in the current portion of long term debt of $16,255,000 caused by the maturity date of the loans under the Credit Agreement (May 1, 2002) being within twelve months of June 30, 2001. Working capital was further affected by a decrease in net accounts receivable of $3,964,000 as a result of a decrease in net sales and improved collection efforts and a decrease in inventory of $3,291,000 as a result of an inventory reduction program. The decrease in working capital was partially offset by a decrease in other current liabilities of $4,159,000 as a result of a decrease in warranty reserve due to policy changes and reduced severance and restructuring reserves due to payments in the first half of 2001. The Company's funded debt-to-equity ratio decreased from 1.58-to-1 at December 31, 2000 to 1.37-to-1 for June 30, 2001, primarily due to payment of debt of $4,624,000 in the first half of 2001.

In the six months ended June 30, 2001, the Company generated $5,305,000 cash from operating activities compared to $1,926,000 for the first six months of 2000. The increase in cash provided by operating activities was primarily due to decreases in accounts receivable of $3,885,000 and in inventory of $3,291,000 offset by payment of severances of $2,662,000. Cash used in investing activities was $870,000 in the first six months ended June 30, 2001 compared to $2,267,000 in the first six months of 2000. The difference in activity is due to heavier investments in the first six months of 2000 in information technology, the Cybex Institute and production equipment, compared to the Company's policy of limiting capital expenditures in 2001.

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan (including a letter of credit sub-facility) and a $25,000,000 term loan. Pursuant to the borrowing base formula currently in effect under the Credit Agreement, the total availability under the revolving loan facility (including the letter of credit sub-facility) was $17,882,000 at June 30, 2001. At June 30, 2001, there was outstanding under the Credit Agreement $16,333,000 in term loans, $11,972,000 in revolving loans and $4,559,000 in letters of credit.

For the six months ended June 30, 2001, cash used in financing activities consisted of $4,855,000 of which $2,096,000 was for principal payments under various agreements including the term loan, $2,528,000 for repayments of the revolving loan under the Credit Agreement and $224,000 for deferred financing costs on the amended agreement. For the six months ended June 30, 2000, cash provided by financing activities of $1,528,000 consisted primarily of borrowings under the revolving loan of $4,000,000, offset by scheduled principal payments of $2,461,000 under the term loan.

In April 2001, the Credit Agreement was amended to, among other things, fix May 1, 2002 as the maturity date of all loans under the Credit Agreement; waive through maturity date of the loans certain financial covenant defaults at December 31, 2000 and March 31, 2001; revise the financial covenants; increase the interest rate under the facility; and provide certain collateral to the banks. The amendment also reduced the availability under the revolving loan facility (including the letter of credit sub-facility) to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula. The Company and the lenders under the Credit Agreement entered into a Limited Waiver in July 2001 which waived through the maturity date of the loan any financial covenant defaults which existed at June 30, 2001 and further waived any default with respect to the principal installments under the term loan due May 31, June 30 and July 31, 2001, provided that the May 31, 2001 installment was paid at the signing of the Limited Waiver and the June 30 and July 31, 2001 installments are paid on August 16, 2001. The Limited Waiver also requires that the Company consummate an acceptable sale/leaseback transaction with respect to the Company's real estate in Medway, Massachusetts and Owatonna, Minnesota, and apply the proceeds thereof as the lenders direct, on or before August 10, 2001. A failure to timely consummate an acceptable sale/leaseback transaction would constitute a default under the Credit Agreement.

The Company has entered into a term sheet with respect to the Company's real estate in Medway, Massachusetts and Owatonna, Minnesota which, if consummated, management believes will satisfy the requirements of the Limited Waiver. This sale/leaseback, if consummated, is expected to result in net cash proceeds to the Company of approximately $12,000,000, which would be applied against loans under the Credit Agreement. This sale/leaseback transaction is subject to various conditions, including the satisfactory results of a due diligence investigation, the negotiation, execution and delivery of definitive documentation and the approval of the Company's lenders. The Company is also actively exploring the total refinancing of the existing facilities under the Credit Agreement.

The Company has approximately $26,000,000 in net operating loss carryforwards, of which approximately $17,000,000 is available to offset 2001 taxable income.

Management believes that the cash flow from its operations, borrowings under the Credit Agreement and any cash received in other financing arrangements (including the proposed sale/leaseback transaction) will be sufficient to meet its general working capital and capital expenditure requirements in the near term. However, there is no assurance that the sale/leaseback transaction will be consummated at all or within the time limits set forth in the Limited Waiver or that any refinancing of the Credit Agreement will occur. In the event that the sale/leaseback transaction does not occur on a timely basis, the Company intends to ask the lenders under the Credit Agreement for an extension of the term loan installments otherwise payable and an extension of the time to close the sale/leaseback transaction; there is no assurance that such extensions will be granted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 2000 10-K which is incorporated here by reference.

PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

           Kirila et al V. Cybex International, Inc. et al
           -----------------------------------------------

           See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2000 for a description of the proceedings.

           Hot New Products V. Cybex International, Inc. et al
           ---------------------------------------------------

           See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2000 for a description of these proceedings.

           Tectrix Former Stockholder Arbitration
           --------------------------------------

           The Company in 1998 acquired all of the outstanding capital stock of Tectrix Fitness Equipment, Inc. from the then stockholders thereof pursuant to a Stock Purchase Agreement dated May 20, 1998. In April 2001, the Company notified the representatives of the former stockholders of claims for damages related to such stock purchase based upon negligent or intentional misrepresentations regarding fitness equipment designs and the breach of promises by certain of the stockholders to remain employed with the Company for a period of time following the closing of the stock purchase. The Company also notified the representatives of its intent to offset such damages against the approximate $2,000,000 promissory note otherwise payable to the stockholders in May 2001. The representatives of the stockholders responded by denying the foregoing claims and by further alleging that the Company (i) breached its payment obligations under the Stock Purchase Agreement, including $2,200,000 allegedly owed under the Stock Purchase Agreement, (ii) made promises to pay that it never intended to perform and (iii) failed to pay, due to its negligent mismanagement, a contingent earn-out under the Stock Purchase Agreement, causing the former stockholders to suffer additional damages in an amount not less than $5,500,000. The representatives also indicated that they intend to seek punitive damages.

           The Stock Purchase Agreement provides for the arbitration of disputes. The Company has filed a demand for arbitration in New York and the representatives of the former stockholders have filed a demand for arbitration in California; the issue of the proper venue of the arbitration is currently being considered by an arbitrator.

           The Company intends to vigorously defend this matter and to pursue its claims against the former stockholders.

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           In May 2001, the Company asked the lenders under its Credit
           Agreement to permit the deferral of scheduled monthly principal payments under the Credit Agreement. Pending negotiation with the lenders of this matter, the Company chose not to pay the monthly principal installments, each in the amount of $416,667, due May 31 and June 30, 2001. In July 2001, the Company entered into a Limited Waiver with its lenders pursuant to which, among other things, the lenders waived any default with respect to the foregoing principal installments, provided that the May 31, 2001 installment was paid at the time of the Limited Waiver and that the June 30 and July 31, 2001 installments are paid on August 16, 2001. At the date of this Report, there are no arrearages under the Credit Agreement.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders of the Company was held on May 23, 2001. At the meeting, action was taken on the following matters:

           1. James H. Carll, David D. Fleming, Arthur W. Hicks, Jr. and William E. Mahoney were re-elected as directors of the Company. William E. Mahoney has subsequently resigned from the Board and the terms of office of John Aglialoro, Joan Carter, Jerry Lee and Alan H. Weingarten continued after the meeting.

           The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:


                                                    Shares        Shares                       Abstentions/
                                                    Voted         Voted          Shares           Broker
                                                     For         Against        Withheld         Non-Votes
                                                -------------  ------------   ------------   -----------------
           1.  Election of Directors
               James H. Carll                     8,192,042             --         77,946                   --
               David D. Fleming                   8,192,042             --         77,946                   --
               Arthur W. Hicks, Jr.               8,192,032             --         77,956                   --
               William E. Mahoney                 8,192,042             --         77,946                   --

  ITEM 5.  OTHER INFORMATION

           None

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
               --------
               None

           (b) Reports on Form 8-K
               -------------------
               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Cybex International, Inc.
                                         ----------------------------------




       August 1, 2001                By: /s/ John Aglialoro
                                         ----------------------------------
                                         John Aglialoro
                                         Chairman and Chief Executive Officer



       August 1, 2001                By: /s/ Paul G. Horgan
                                         ----------------------------------
                                         Paul G. Horgan
                                         Corporate Controller