Form 10-Q
period 2001-09-29
CYBEX INTERNATIONAL INC
filed 2001-11-13
CIK 60876

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ____________________


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              ____________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 9/29/01.
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number  0-4538


                           Cybex International, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                         11-1731581
-------------------------------------------       ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


10 Trotter Drive, Medway, Massachusetts                       02053
--------------------------------------------      ----------------------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code        (508) 533-4300
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

On November 9, 2001, the Registrant had outstanding 8,783,379 shares of Common Stock, par value $0.10 per share, which is the Registrant's only class of Common Stock.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                        Page
                                                                      ---------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Statements of
              Operations (unaudited) - Three and nine months
              ended September 29, 2001 and September 30, 2000             3

              Condensed Consolidated Balance Sheets -
              September 29, 2001 (unaudited) and December
              31, 2000                                                    4


              Condensed Consolidated Statements of Cash
              Flows (unaudited) -- Nine months ended
              September 29, 2001 and September 30, 2000                   5


              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                      6

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                  11


     Item 3.  Quantitative and Qualitative
              Disclosure about Market Risk                                15

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                           15

     Item 2.  Changes in Securities and Use of                            15
                            Proceeds

     Item 3.  Defaults Upon Senior Securities                             15

     Item 4.  Submission of Matters to a Vote                             15

     Item 5.  Other Information                                           15

     Item 6.  Exhibits and Reports on Form 8-K                            15

Signatures                                                                16

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)



                                                     THREE MONTHS ENDED                           Nine Months Ended
                                          --------------------------------------      --------------------------------------
                                             SEPTEMBER 29,        SEPTEMBER 30,          SEPTEMBER 29,        SEPTEMBER 30,
                                                  2001                 2000                   2001                 2000
                                          -----------------    -----------------      -----------------    -----------------
Net sales                                           $19,378              $31,783                $62,841              $97,811
Cost of sales                                        12,004               20,532                 40,649               62,359
                                          -----------------    -----------------      -----------------    -----------------
     Gross profit                                     7,374               11,251                 22,192               35,452

Selling, general and administrative
 expenses                                             5,828               10,256                 18,236               32,746

Nonrecurring charges                                     --                   --                     --                3,152
                                          -----------------    -----------------      -----------------    -----------------

     Operating income (loss)                          1,546                  995                  3,956                 (446)

Interest income                                           4                   29                    122                  267
Interest expense                                     (1,252)                (774)                (3,088)              (2,335)
                                          -----------------    -----------------      -----------------    -----------------
     Income (loss) before income taxes                  298                  250                    990               (2,514)
Income tax provision (benefit)                          125                  103                    416               (1,030)
                                          -----------------    -----------------      -----------------    -----------------

     Net income (loss)                              $   173              $   147                $   574              $(1,484)
                                          =================    =================      =================    =================

Basic and diluted net income (loss)  per
 share                                                 $.02                 $.02                   $.07                $(.17)

                                          =================    =================      =================    =================

See notes to the condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                    (in thousands, except per share amount)

                                                                       SEPTEMBER 29,           DECEMBER 31,
                                                                           2001                   2000
                                                                     -----------------     --------------------
                                                                         (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                              $    1,305                 $  3,354
     Accounts receivable, net of allowance of $1,869 and $5,418                 13,392                   18,483
     Inventories                                                                 8,407                   11,138
     Deferred income taxes                                                       8,986                    8,986
     Prepaid expenses and other                                                  1,856                    1,095
                                                                     -----------------     --------------------
          Total current assets                                                  33,946                   43,056
Property, plant and equipment, net                                              19,747                   20,895
Goodwill, net                                                                   11,371                   11,742
Deferred income taxes                                                           11,711                   12,127
Other assets                                                                     1,675                      900
                                                                     -----------------     --------------------
                                                                            $  78,450                 $  88,720
                                                                     =================     ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                   $   29,692                 $ 14,464
     Accounts payable                                                            5,965                    5,908
     Accrued expenses                                                           12,079                   17,623
                                                                     -----------------     --------------------
          Total current liabilities                                             47,736                   37,995
Long-term debt                                                                   1,900                   22,778
Accrued warranty obligation                                                      1,967                    1,967
Other liabilities                                                                2,800                    2,426
                                                                     -----------------     --------------------
          Total liabilities                                                     54,403                   65,166
                                                                     -----------------     --------------------
Stockholders' Equity:
     Common stock, $.10 par value, 20,000 shares authorized, 9,002
      shares issued                                                                900                      900

     Additional paid-in capital                                                 44,755                   44,748
     Treasury stock, at cost (218 and 215 shares)                               (2,268)                  (2,261)
     Accumulated deficit                                                       (19,259)                 (19,833)
     Accumulated other comprehensive loss                                          (81)                      --
                                                                     -----------------     --------------------
          Total stockholders' equity                                            24,047                   23,554
                                                                     -----------------     --------------------
                                                                            $   78,450                 $ 88,720
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

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 (in thousands)
                                  (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                     ----------------------------------------------
                                                                          SEPTEMBER 29,             SEPTEMBER 30,
                                                                              2001                      2000
                                                                     --------------------      --------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                            $   574                   $(1,484)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Non-cash nonrecurring charges                                           --                     3,152
               Depreciation and amortization                                        3,740                     3,818
               Stock compensation                                                      --                       158
               Provision for doubtful accounts                                        (27)                      611
               Deferred income taxes                                                  416                    (1,030)
               Accounts receivable                                                  5,118                    (1,123)
               Inventories                                                          2,731                    (2,426)
               Net change in all other operating assets and                        (7,150)                      911
                liabilities
                                                                     --------------------      --------------------

                   NET CASH PROVIDED BY  OPERATING ACTIVITIES                       5,402                     2,587
                                                                     --------------------      --------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                           (1,523)                   (3,084)
                                                                     --------------------      --------------------

FINANCING ACTIVITIES:
     Repayment of long-term debt                                                   (2,577)                   (3,541)
     Net borrowings (repayment) under the revolving loan                           (3,073)                    4,500
     Deferred refinancing costs                                                      (271)                       --
     Purchase of treasury stock                                                        (7)                      (11)
                                                                     --------------------      --------------------


                   NET CASH PROVIDED BY (USED IN) FINANCING
                    ACTIVITIES                                                     (5,928)                      948


NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                   (2,049)                      451

CASH AND CASH EQUIVALENTS, beginning of period                                      3,354                       565
                                                                     --------------------      --------------------

CASH AND CASH EQUIVALENTS, end of period                                          $ 1,305                   $ 1,016
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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2001, are not necessarily indicative of the results that may be expected for the entire year.

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

The Company recognizes derivatives on the balance sheet at fair value. At September 29, 2001 and December 31, 2000, derivative instruments consist solely of an interest rate swap, which is used to reduce the Company's exposure to interest rate fluctuations on its variable rate term debt (see Note 4). The interest rate swap has been designated as a cash flow hedge. Changes in the fair value of the derivative were recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The Company also assessed whether the interest rate swap was highly effective in offsetting changes in cash flows of the hedged item. Effective April 12, 2001, the Company discontinued hedge accounting, prospectively, as a result of the change in the interest rate on its term debt from a LIBOR-based rate to a Base Rate and the change in the forecasted principal repayment dates (see Note 4). For the three months ended March 31, 2001, the Company recorded a loss of $293,000 in accumulated other comprehensive income for the change in the fair value of the interest rate swap during the period then ended. For the three months ended June 30, 2001 and September 29, 2001, the Company recorded a loss of $24,000 and $314,000, respectively, as interest expense for the change in the fair value of the interest rate swap during those periods.

The changes in the fair value of the swap were recorded as follows:

                                                       OTHER COMPREHENSIVE           INTEREST
                                                              INCOME                  EXPENSE                   TOTAL
                                                     ---------------------    ---------------------    ---------------------
Balance at December 31, 2000                              $          --            $           --           $           --
Cumulative effect of change in accounting
 principle                                                         212,000                       --                  212,000

Change in fair value of hedging instruments                       (293,000)                      --                 (293,000)
                                                     ---------------------    ---------------------    ---------------------
Balance at March 31, 2001                                          (81,000)                      --                  (81,000)
Change in fair value of hedging instruments                             --                  (24,000)                 (24,000)
                                                     ---------------------    ---------------------    ---------------------
Balance at June 30, 2001                                           (81,000)                 (24,000)                (105,000)
Change in fair value of hedging instruments                             --                 (314,000)                (314,000)
                                                     ---------------------    ---------------------    ---------------------
Balance at September 29, 2001                                    $ (81,000)               $(338,000)               $(419,000)
                                                     =====================    =====================    =====================

BUSINESS COMBINATIONS

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. During the nine months ended September 29, 2001 and September 30, 2000, the Company recorded goodwill amortization expense of $371,000 and $793,000, respectively. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effect of a change in accounting principle effective January 1, 2002. Net unamortized goodwill at September 29, 2001 was $11,371,000.

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

                                                          SEPTEMBER 29,                     DECEMBER 31,
                                                             2001                              2000
                                                      -------------------               -------------------
             Raw materials                                     $3,245,000                       $ 4,591,000
             Work in process                                    1,489,000                         1,963,000
             Finished goods                                     3,673,000                         4,584,000
                                                      -------------------               -------------------
                                                               $8,407,000                       $11,138,000
                                                      ===================               ===================

NOTE 4 -- CREDIT AGREEMENT

On May 21, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with several banks that consisted of a $26,700,000 revolving loan (the "Revolver"), increased to $30,000,000 in May 1999, and a $25,000,000 Term Loan (the "Term Loan"). On April 12, 2001, the Credit Agreement was amended to, among other things, revise the financial covenants, waive the existing financial covenant defaults through the maturity date of the loans, fix May 1, 2002 as the maturity date of all loans under the Credit Agreement, reduce the availability under the revolving loan facility (including the letter of credit sub-facility) to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula and provide certain additional collateral to the banks. Additionally, the Company is required to maintain a lockbox arrangement with the bank whereby remittances from the Company's customers are used to reduce the outstanding revolver balance.

Up until March 30, 2001, borrowings under the Revolver bore interest at the Company's option of either a Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which was adjusted based on the Company's level of compliance with certain financial covenants, as defined. Commencing March 30, 2001, a portion of the borrowings under the Revolver accrues interest at the Base Rate plus 1% and a portion accrues interest at the Base Rate plus 2%. As of September 29, 2001, the Base Rate was 6.00%. After September 30, 2001, the entire Revolver will bear interest at the Base Rate plus 3%.

Up until March 30, 2001, borrowings under the Term Loan bore interest at the Company's option of either the Base Rate (as defined) or LIBOR plus 0.25% to 2.25%, which was adjusted based on the Company's level of compliance with certain financial covenants, as defined. Commencing March 30, 2001, interest on the Term Loan accrues at the Base Rate plus 1.5% increasing to the Base Rate plus 3% after September 30, 2001.

At September 29, 2001, the balance due under the Revolver was $11,426,000 and the balance due under the term loan was $15,917,000.

Commencing in the second quarter of 2001, the Company has requested that the banks defer scheduled monthly principal payments under the amended Credit Agreement, and the banks provided two waivers which extended the due date of these monthly installments and waived through the maturity of the loans any then existing covenant defaults. The most recent principal installment extension expired October 12, 2001 with the result that the Company is currently in arrears of approximately $1,688,000 in scheduled principal installments. The Company also did not meet, as of the end of the third quarter of 2001, a financial covenant as to maximum capital expenditures and did not pay a fee under the Credit Agreement of $562,000, which was due October 1, 2001. Due to these outstanding defaults, the banks do not have to provide any availability under the revolving loan facility and the banks have the right (which they have not exercised) to terminate the Credit Agreement and demand repayment of all amounts outstanding.

The Company continues to negotiate with its banks an extension of the outstanding principal installments as well as a restructuring of the credit facility which would extend the maturity date of the loans and provide a more favorable principal installment schedule. The Company is also actively exploring alternate funding sources, including the total refinancing of the existing credit facility. There is no assurance that such negotiations will be successful or that such alternate funding sources will be available.

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

The following table summarizes accrued restructuring costs, classified as accrued expenses, at September 29, 2001:

                                              BALANCE                                           BALANCE
                                         DECEMBER 31, 2000             UTILIZED           SEPTEMBER 29, 2001
                                     -----------------------    -------------------     ---------------------
         Severance                                $3,656,000            $(3,030,000)               $  626,000
         License settlement                        2,831,000               (375,000)                2,456,000
                                     -----------------------    -------------------     ---------------------
                                                  $6,487,000            $(3,405,000)               $3,082,000
                                     =======================    ===================     =====================

NOTE 6 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                     ---------------------------------------     ---------------------------------------
                                        SEPTEMBER 29,         SEPTEMBER 30,         SEPTEMBER 29,         SEPTEMBER 30,
                                            2001                  2000                  2001                  2000
                                     -----------------     -----------------     -----------------     -----------------
Shares used in computing basic
 earnings per share                          8,786,000             8,749,000             8,786,000             8,749,000
Dilutive effect of options                       1,000                 1,000                 3,000                    --
                                     -----------------     -----------------     -----------------     -----------------
Shares used in computing diluted
 earnings per share                          8,787,000             8,750,000             8,789,000             8,749,000
                                     =================     =================     =================     =================

For the three and nine months ended September 29, 2001, options to purchase 472,911 and 412,911 shares, respectively, of the Company's Common Stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive. For the three and nine months ended September 30, 2000, options to purchase 489,161 and 534,161 shares, respectively, of the Company's Common Stock at exercise prices ranging from $4.06 to $11.75 and $2.69 to $11.75 per share, respectively, were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive.

NOTE 7 -- CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, disputes with the sellers of acquired businesses and disputes pertaining to distributor agreements. Management believes that the outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 -- RELATED PARTY TRANSACTION

The Company's Chairman, who is a principal stockholder of the Company, has served as chief executive officer of the Company since December 2000, and is expected to continue to serve in this capacity for an indefinite period of time. To date, the Chairman has received no additional remuneration for serving as chief executive officer. The Company anticipates that the Chairman will receive a salary in 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, the ability of the Company to refinance its existing credit facilities which mature May 1, 2002, uncertainties related to the defaults under its credit facilities, and the need of the Company to seek future waivers and extensions from its lenders. Further information on these and other factors, which could affect the Company's financial results, can be found in the Company's Reports filed with the Securities and Exchange Commission including its Report on Form 10-K, this Form 10-Q and its proxy statement dated April 25, 2001.

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

The Company adopted its restructuring plan in response to a fourth quarter 2000 decrease in net sales. The Company's net sales for the nine months ended September 29, 2001 decreased by 36% compared to the corresponding period of 2000, and the Company anticipates that sales will continue at a reduced level compared to 2000, primarily due to tightened credit standards adopted as part of its restructuring plan and to economic conditions, both generally and in the Company's business segment. The Company has achieved significant cost reductions in the first nine months of 2001, which it anticipates will continue.

In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-10, "Shipping and Handling Costs", the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expenses. Sales, cost of sales and selling, general and administrative expenses for the three and nine months ended September 30, 2000 have been reclassified to be consistent with EITF 00-10.

RESULTS OF OPERATIONS

NET REVENUES

Cybex's net revenues decreased $12,405,000, or 39%, to $19,378,000 for the third quarter and by $34,970,000, or 36%, to $62,841,000 for the nine months ended September 29, 2001 from the levels reported for the corresponding periods in 2000. The decrease is reflected in both cardiovascular and strength equipment. Sales of cardiovascular products decreased $6,795,000, or 53%, to $6,133,000 for the third quarter and by $18,289,000, or 45%, to $22,153,000 for the nine months ended September 29, 2001. Sales of strength products decreased $5,180,000, or 33%, to $10,583,000 for the third quarter and by $14,924,000, or 31%, to
$32,647,000 for the nine months ended September 29, 2001. Freight and other revenue decreased $430,000 or 14%, to $2,662,000 for the third quarter and by $1,757,000, or 18%, to $8,041,000 for the nine months ended September 29, 2001.

The decline in sales was primarily related to the Company's stricter credit and pricing policies and economic conditions, both generally and in the Company's business segment.

GROSS MARGIN

Gross margin increased from 35.4% in the third quarter last year to 38.1% for the third quarter 2001. The increase in gross margin for the quarter was a result of improvements to strength operations resulting in lower material costs, freight revenue and cost programs which produced lower net freight costs, and lower warranty costs associated with the new warranty policy instituted on January 1, 2001, offset primarily by lower cardiovascular equipment margins due to higher material and freight costs and companywide lower sales volume. A larger mix of higher margin strength equipment sales in the quarter also positively impacted margins.

Gross margin decreased to 35.3% for the nine months ended September 29, 2001, compared to 36.2% for the corresponding period of 2000. The decrease in gross margin was predominantly the result of lower cardiovascular equipment margins due to higher material and freight costs. The lower sales volume also contributed to the lower margin. These items were partly offset by lower warranty costs and lower net freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $4,428,000, or 43%, to $5,828,000 in the third quarter of 2001 compared to the third quarter of 2000. The Irvine plant relocation and the December 2000 restructuring plan accounted for $1,801,000 of the third quarter savings with reduced salaries, benefit, travel costs and other Irvine operating costs. Selling and marketing costs were down by $1,332,000 due to reductions in selling incentive programs, trade show costs, and a more focused marketing program. Administrative costs were reduced by $1,295,000 in the areas of workers compensation costs, bad debt, telephone, business insurance, contributions and depreciation expense.

On a year-to-date basis, selling, general and administrative expenses decreased $14,510,000, or 44%, to $18,236,000 for 2001 compared to the corresponding period of 2000. The Irvine plant relocation and the December 2000 restructuring plan accounted for $6,448,000 of the year-to-date savings with reduced salaries, benefits, travel costs and other Irvine operating costs. Selling and marketing costs were down by $4,563,000 due to reductions in selling incentive programs, trade show costs and a more focused marketing program. Administrative costs were reduced by $3,302,000 in the areas of health plan claims costs, consulting, relocation, recruitment, bad debt, telephone, contributions and depreciation expense. Research and development costs were down by $197,000 due to a more focused R&D approach for new development.

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

INTEREST EXPENSE

Net interest expense increased by $503,000, or 68%, to $1,248,000 in the third quarter of 2001 compared to the third quarter of 2000. The increase in the third quarter is due primarily to the amendment to the Company's Credit Agreement in April 2001. Due to the change in the interest rate on the outstanding term debt from a LIBOR-Base Rate to a Base Rate and the change in the forecasted principal repayment dates, the Company was required to change the accounting treatment of an outstanding interest rate swap agreement. This resulted in an interest expense of $314,000 for the change in the fair value of the swap during the period. The amendment also resulted in the acceleration of amortization of deferred financing costs of $64,000 and an increase in the interest rates on outstanding borrowings which resulted in $39,000 in increased interest expenses. Net interest expense was also increased by $61,000 for interest on a license settlement and $25,000 of lower interest income. The increase in net interest expense was partially offset by lower credit balances.

Net interest expense increased by $898,000, or 43%, to $2,966,000 for the first nine months of 2001 compared to the comparable period in 2000 due to the factors described for the third quarter. The increased cost consists of a change in fair value of the swap agreement of $338,000, the accelerated amortization of deferred financing costs of $297,000, interest on a license settlement of $185,000, higher rates on the Credit Agreement and lower interest income of $145,000, partially offset by lower credit balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2001, the Company had a negative working capital of $13,790,000 compared to a positive working capital at December 31, 2000 of $5,061,000. The decrease in working capital was primarily due to the increase in the current portion of long term debt of $15,228,000 of which $21,480,000 was caused by the acceleration of the maturity date of the loans under the Credit Agreement to May 1, 2002 which is within twelve months of September 29, 2001, partially offset by the payment of $5,650,000 principal on bank and other debt. Working capital was further reduced by a decrease in net accounts receivable of $5,091,000 as a result of a decrease in net sales and improved collection efforts, a decrease in inventory of $2,731,000 as a result of an inventory reduction program and a decrease in cash of $2,049,000 as a result of the lock-box arrangement with the Company's banks whereby customer remittances are used to reduce the outstanding revolver balance. The decrease in working capital was partially offset by a decrease in other current liabilities of $5,544,000 as a result of a decrease in warranty reserve due to policy changes and reduced severance and restructuring reserves due to payments in the nine months of 2001. The Company's funded debt-to-equity ratio decreased from 1.58-to-1 at December 31, 2000 to 1.31-to-1 for September 29, 2001, primarily due to payment of debt.

In the nine months ended September 29, 2001, the Company generated $5,402,000 of cash from operating activities compared to $2,587,000 for the first nine months of 2000. The increase in cash provided by operating activities was primarily due to decreases in accounts receivable of $5,091,000 and in inventory of $2,731,000, offset by severance and restructuring payments of $3,030,000. Cash used in investing activities was $1,523,000 in the first nine months ended September 29, 2001 compared to $3,084,000 in the first nine months of 2000. The difference in activity is due to heavier investments in the first nine months of 2000 in information technology, the Cybex Institute and production equipment, compared to the Company's policy of limiting capital expenditures in 2001.

On May 21, 1998, the Company entered into a Credit Agreement with several banks that consisted of a $26,700,000 revolving loan (including a letter of credit sub-facility) and a $25,000,000 term loan. Pursuant to the borrowing base formula under the amended Credit Agreement, the total availability under the revolving loan facility (including the letter of credit sub-facility) was $18,084,000 at September 29, 2001. At September 29, 2001, there was outstanding under the Credit Agreement $15,917,000 in term loans, $11,426,000 in revolving loans and $4,459,000 in letters of credit.

For the nine months, ended September 29, 2001, cash used in financing activities totaled $5,928,000, of which $2,577,000 was for principal payments under various debt agreements, including the term loan under the Credit Agreement, $3,073,000 for repayments of the revolving loan under the Credit Agreement and $271,000 for deferred financing costs on the Credit Agreement. For the nine months ended September 29, 2000, cash provided by financing activities of $948,000 consisted primarily of borrowings under the revolving loan of $4,500,000, offset by scheduled principal payments of $3,541,000 under the term loan.

In April 2001, the Credit Agreement was amended to, among other things, fix May 1, 2002 as the maturity date of all loans under the Credit Agreement; waive through the maturity date of the loans certain financial covenant defaults at December 31, 2000 and March 31, 2001; revise the financial covenants; increase the interest rate under the facility; and provide certain collateral to the banks. The amendment also reduced the availability under the revolving loan facility (including the letter of credit sub-facility) to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula. Commencing in the second quarter of 2001, the Company has requested that the banks defer scheduled monthly principal payments under the amended Credit Agreement, and the banks provided two waivers which extended the due date of these monthly installments and waived through the maturity of the loans any then existing covenant defaults. The most recent principal installment extension expired October 12, 2001, with the result that the Company is currently in arrears of approximately $1,688,000 in scheduled principal installments. The Company also did not meet, as of the end of the third quarter, a financial covenant as to maximum capital expenditures and did not pay a fee under the

Credit Agreement of $562,000, which was due October 1, 2001. Due to these outstanding defaults, the banks do not have to provide any availability under the revolving loan facility and the banks have the right (which they have not exercised) to terminate the Credit Agreement and demand repayment of all amounts outstanding.

The Company continues to negotiate with its banks an extension of the outstanding principal installments as well as a restructuring of the credit facility which would extend the maturity date of the loans and provide a more favorable principal installment schedule. The Company is also actively exploring alternate funding sources, including the total refinancing of the existing credit facility. There is no assurance that such negotiations will be successful or that such alternate funding sources will be available. Our independent auditors have advised us that if these matters are not resolved prior to the completion of their audit of our consolidated financial statements for 2001, it may result in a modification of their opinion on such statements for the impact of the financing uncertainty. While there can be no assurance, management is optimistic that a satisfactory resolution will be achieved.

As of September 29, 2001, the Company has approximately $26,000,000 in net operating loss carryforwards, of which approximately $17,000,000 is available to offset 2001 taxable income.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------


There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 2000 Form 10-K which is incorporated herein by reference.


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

           KIRILA ET AL V. CYBEX INTERNATIONAL, INC. ET AL
           -----------------------------------------------
           See Part 1, Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2000 for a description of the proceedings.

           HOT NEW PRODUCTS V. CYBEX INTERNATIONAL, INC. ET AL
           ---------------------------------------------------

           See Part 1, Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2000 for a description of these proceedings.

           TECTRIX FORMER STOCKHOLDER ARBITRATION
           --------------------------------------

           See Part II, Item 1 of the Company's Report on Form 10-Q for the quarter ended June 30, 2001 for a description of these proceedings. The arbitration of these disputes is now pending in California.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              In May 2001, the Company asked the lenders under its Credit Agreement to permit the deferral of scheduled monthly principal payments, each in the amount of $416,667. Pending negotiation with the lenders of this matter, the Company chose not to pay the monthly principal installments when due. The Company entered into two limited waivers with its lenders pursuant to which, among other things, the principal installments were extended. The most recent extension expired October 12, 2001. As a result, at the date of this report, the monthly principal installments under the Credit Agreement due for the months of June through October 2001, in an aggregate amount of approximately $1,688,000, are past due and in arrears. The Company has also not paid a fee under the Credit Agreement of $562,000 which was due October 1, 2001 and did not meet, as of the end of the third quarter, a financial covenant as to maximum capital expenditures.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

     ITEM 5.  OTHER INFORMATION
              None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
              10.1 Limited Waiver, pertaining to Credit Agreement dated May 21, 1998.
              10.2 Amendment to Limited Waiver, pertaining to Credit Agreement dated May 21, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Cybex International, Inc.
                                         --------------------------------------



                                       By: /s/ John Aglialoro
                                           ------------------------------------
November 12, 2001                          John Aglialoro
                                           Chairman and Chief Executive Officer



                                       By: /s/ Paul G. Horgan
                                           ------------------------------------
November 12, 2001                          Paul G. Horgan
                                           Corporate Controller