Form 10-K405
period 2001-12-31
CYBEX INTERNATIONAL INC
filed 2002-04-01
CIK 60876

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2001

                        Commission file number  0-4538

                           Cybex International, Inc.
            (Exact name of registrant as specified in its charter)

                      New York                 11-1731581
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)
              10 Trotter Drive, Medway,           02053
                    Massachusetts
                (Address of principal          (Zip Code)
                  executive office)
                 Registrant's telephone number, including area
                               code(508) 533-4300
               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                        Name of each exchange on
                 Title of Each Class        which registered
                 -------------------        ----------------
               Common Stock, $.10 Par    American Stock Exchange
                        Value

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               -----------------

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002
                  Common Stock, $.10 Par Value -- $8,586,834

                               -----------------

The number of shares outstanding of each of the registrant's classes of common stock, as of March 18, 2002
               Common Stock, $.10 Par Value -- 8,808,379 shares

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

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

================================================================================

                                    PART I

ITEM 1.  BUSINESS

General

   Cybex International, Inc. (the "Company" or "Cybex"), a New York corporation, is a leading manufacturer of exercise equipment which develops, manufactures and markets premium performance, professional quality strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix"). The Company also has a wholly-owned finance subsidiary, Cybex Capital Corp ("CCC"), which arranges equipment lease and other financing for the Company's products, primarily to its commercial domestic customer base. The Company operates in one business segment.

   On May 23, 1997, Trotter merged with a subsidiary of Cybex; this transaction was accounted for as a purchase with Trotter deemed to be the acquiring company for accounting purposes and, therefore, the surviving company for financial reporting purposes. On May 21, 1998, Cybex acquired all of the outstanding common stock of Tectrix.

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

Products

   The Company develops, manufactures, and markets premium performance, professional quality exercise equipment products for the commercial and consumer markets. These products can generally be grouped into two major categories: cardiovascular products and strength systems.

   The Company's products are of professional quality and are typically among the best in the category in which they compete, featuring high performance and durability suitable for utilization in health clubs or by professional athletes. Accordingly, the majority of the Company's products are premium priced.

   The contribution to net sales of the Company's product lines over the past three years is as follows (dollars in millions):

                              2001            2000               1999
                          ------------  ---------------    ---------------
                           Net               Net                Net
                          Sales Percent     Sales  Percent     Sales  Percent
                          ----- ------- -   ------ ------- -   ------ -------
  Strength Systems....... $47.1    55%      $ 63.4    51%      $ 61.2    48%
  Cardiovascular Products  33.8    40         55.5    44         62.6    48
  Freight Sales (1)......   4.3     5          6.4     5          5.4     4
                          -----   ---   -   ------   ---   -   ------   ---
                          $85.2   100%      $125.3   100%      $129.2   100%
                          =====   ===   =   ======   ===   =   ======   ===

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

   Treadmills. The Company has four treadmill models, the Trotter Elite, Sport, Pro and 600T. The Trotter Elite is a consumer product while the other models are for the commercial market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and, in all models except the Sport, preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. All models also include an innovative safety feature known as Safety Sentry(TM). All treadmills are equipped with contact heart rate monitoring and the Stableflex(TM) deck suspension system. The Trotter Elite, Pro and 600T also include Polar(R) heart rate monitoring capabilities. The Company's treadmills have list prices ranging from $4,995 to $5,995.

   Bikes. The Company has two bike models, series 700 and 500, representing commercial and consumer models, respectively, which are available in both upright and recumbent riding positions. The bikes incorporate an ergonomic design, epoxy powder-coat finish and a welded steel frame. The commercial model has a full-featured control console, with optional contact and Polar(R) heart rate monitoring. The consumer model has a simplified console suitable for low-support locations. These two products have list prices ranging from $2,099 to $2,999.

   Steppers. The Company has three stepper models, series 800, 500 and 400. Models 800 and 500 represent products for the commercial market while the model 400 represents a product for the consumer market. All models feature a biomechanically correct design and patented drive technology. The model 800 features an advanced ergonomic handrail design with contact and Polar(R) heart rate monitoring, while a traditional design is used in the models 500 and 400. Each of the models has a console tailored to the type of use. These three products have list prices ranging from $2,499 to $3,199.

  Strength Training Products

   Strength training equipment provides a physical workout by exercising the musculo-skeletal system. The Company's strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, modular multi-station units, MG500 multi-gym, PG400 personal gym, the FT360, plate-loaded equipment and free-weight equipment.

   Selectorized Equipment. Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

   The Company's selectorized equipment is sold under the trademarks "VR2", "Eagle" and "VR". The VR2 and the Eagle represent premium lines. While the VR2 is appropriate for the average user, it also addresses the needs of the advanced user with patented technology which permits the user to target specific training. The Eagle line represents Cybex' newest premium line and will be introduced in 2002. This line provides the complete scope of use; it is easy to use and also meets the need of the demanding performance-based user with the advanced application of biomechanic principles. The VR represents a valued-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. The Company currently sells approximately 76 selectorized equipment products with list prices between $2,025 and $5,100.

   Modular Multi-Station Units. This product line has the advanced design and high performance features of the VR selectorized equipment line while being able to be configured into a multiple station design. The multi-station units begin at $1,425, with pricing depending on configuration.

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

   Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. There are approximately 21 plate loaded products, ranging in price from $725 to $2,590.

   Free-Weight Equipment. The Company also sells free-weight benches and racks and compliments them with OEM supplied dumbbells, barbells and plates. The Company offers approximately 25 items of free-weight equipment with list prices ranging from $210 to $1,225.

Customers and Distribution

   The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and community centers. During 2001, sales to one customer, Cutler-Owens International Ltd., represented 10.5% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales for 2001, 2000 or 1999.

   The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.eCybex.com).

   Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company's products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. These dealer performance standards were revised in 2001 as part of the Company's restructuring program. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. Today, the Company has approximately 108 active dealers in North America. The Company believes that its current dealer network is adequate to service its targeted markets. The Company's domestic sales force services this dealer network, under the territory manager sales plan. The domestic sales team includes 17 territory managers, two regional sales directors and one Vice President.

   The Company's national account team includes three national account managers and one Vice President. The national account team focuses on major market segments such as health clubs and gyms, rehabilitation centers, corporate fitness centers, hotels, resorts, the government and organizations such as YMCA's, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 34 national accounts.

   International sales, excluding Canada, accounted for approximately 27%, 21% and 20% of the Company's net sales for 2001, 2000 and 1999, respectively. The international sales force consists of one Vice President, one regional sales director, two sales managers and one operations manager. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom and also operates a distribution center in the United Kingdom which serves Cybex operations throughout Europe. Cybex UK employs 19 personnel. The Company utilizes independent distributors for the balance of its international sales. There are approximately 58 independent distributors in 62 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

   Additional information concerning the Company's international sales and assets located in foreign countries is located in Note 2 to the Company's consolidated financial statements.

   The Company markets certain products by advertising in publications which appeal to individuals within its targeted demographic profiles. In addition, the Company advertises in trade publications and participates in industry trade shows.

   The Company offers leasing and other financing options for its commercial customers through Cybex Capital Corporation ("CCC"), its wholly-owned subsidiary. Prior to 2001, CCC leased equipment to customers, and periodically sold lease receivables to financial institutions. Since 2001, CCC arranges financing for its dealers and direct sale customers through various third party lenders for which CCC receives fees. Most of these financings are without recourse to the Company. In addition to generating fee income, the Company believes that CCC's activities produce incremental sales of the Company's products.

Warranties

   The Company revised its warranty program during 2001. Currently, the various components of the cardiovascular products are warranted for varying periods, generally one year labor and two years parts. The various components for strength products are warranted for varying periods of time, up to a ten-year warranty with respect to the structural frame. Warranty expense for the years ended December 31, 2001, 2000 and 1999 was $1,603,000, $4,209,000 and
$3,782,000 respectively.

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

   Important competitive factors include price, product quality and performance, diversity of features, warranties and customer service. The Company follows a policy of premium quality, differentiated features and a comprehensive warranty program, which results in products having suggested retail prices at or above those of its competitors in most cases. The Company currently focuses on the segment of the market which values quality and is willing to pay a premium for products with performance advantages over the competition. The Company believes that its reputation for producing products of high quality and dependability with differentiated features constitutes a competitive advantage.

Product Development

   Research and development expense for the years ended December 31, 2001, 2000, and 1999 was $2,684,000, $4,817,000 and $4,816,000, respectively. At
December 31, 2001, the Company had the equivalent of 26 employees engaged in on-going research and development programs. The Company's development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company's Vice President of Research & Development.

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

Insurance

   The Company's product liability insurance is written on an occurrence form and provides an aggregate of $5,000,000 of coverage, with a deductible of up to $75,000 per occurrence with an annual aggregate deductible of $750,000. In prior years, the Company maintained a claims made policy which was converted to an occurrence form policy in 1998. The insurance company has provided a seven year extended reporting period for the expired claims made by the product liability policy.

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

Employees

   On March 1, 2002, the Company employed 451 persons on a full-time basis. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

Risks Related to the Company's Business

   The risk factors identified in the cautionary statements below could cause our actual results to differ materially from those suggested in the forward-looking statements appearing elsewhere in this Report on Form 10-K. However, these risk factors are not exhaustive and new risks may also emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

   Restructuring plan; Reduced sales; Weakened economy. In December 2000, we announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating about 26% of our workforce, replacing or restructuring senior management positions, and instituting a number of policy changes. We adopted our restructuring plan in response to a fourth quarter 2000 decrease in net sales. Our net sales continued at a reduced level throughout 2001, with net sales for 2001 approximately 32% below 2000 results. We believe that this decrease in sales was primarily due to economic conditions, with the national recession having a strong impact on our business segment, and to tightened credit standards and other policies adopted as part of the restructuring plan. While we had an operating profit in 2001, we incurred losses in 2000 and 2001. A failure of the restructuring plan or a continuation of the decline in sales resulting in further losses could have a material adverse effect on our business, prospects and financial condition.

   Leverage; Bank covenants; Need to refinance. We have incurred a substantial amount of bank indebtedness. This leverage may have several important consequences, including significant debt service and vulnerability to changes in interest rates. This leverage may also significantly limit our ability to withstand adverse economic conditions and competitive pressures and to take advantage of any significant business opportunities that may arise.

   During 2001 we did not pay a fee and certain scheduled monthly principal payments under our credit facility, as we negotiated a restructuring of the facility, and we also failed to meet certain financial covenants. On December 21, 2001, the Credit Agreement was amended and restated in full, with the result that, among other things, the financial covenants were amended and all then outstanding defaults were waived. While at December 31, 2001 we were in compliance with the terms of the Credit Agreement, further defaults under the facility could result in acceleration of the debt.

   Our bank facility matures on December 31, 2003, at which time it will have to be refinanced. While we intend to refinance the facility before its maturity date, there is no assurance such refinancing will be available to us or, if available, that it will be on favorable terms.

   Control by major shareholders. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own 49.6% of our outstanding Common Stock. Accordingly, such shareholders have the ability to cause or significantly influence (i) the election of our Board of Directors, and thus our direction and future operations, and (ii) the outcome of all other matters submitted to our shareholders, including mergers, consolidations, and the sale of all or substantially all our assets.

   Litigation. We are involved in a variety of litigation, including with respect to product liability, intellectual property rights, and disputes with dealers, distributors and persons from whom we have acquired businesses. We expect that we will continue to be subject to litigation in the future as part of our business. An adverse determination in such litigation could have a material adverse effect on our business or financial condition.

   Product development. The development and improvement of new and existing products is an important competitive factor in our industry, and our restructuring plan includes the development of new cardiovascular and strength products. A failure of this development program, or the development of innovative products by our competitors, could harm our business.

   Competition. The market in which we operate is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. Our competitors vary according to product line and include companies with greater name recognition and more extensive financial and other resources than we enjoy.

   Retention of key personnel. We compete for the services of qualified personnel. The failure to retain and attract qualified personnel or the loss of any of our current key executives or key members of our staff could harm our business.

   International risks. Approximately 27% of our sales in 2001 were derived from outside the United States and Canada. Political or economic changes or currency fluctuations in countries in which we do business could harm our future revenues, expenses and financial condition.

Available Information

   The Company files reports electronically with the Securities and Exchange Commission. Forms 10-Q, 10-K, Proxy Statements and other information can be viewed at http://www.sec.gov. The Company maintains its own web site which can be viewed at http://www.eCybex.com.

ITEM 2.  PROPERTIES

   The Company occupies approximately 120,000 square feet of space in Medway, Massachusetts and approximately 210,000 square feet of space in Owatonna, Minnesota for administrative offices, manufacturing, assembly and warehousing. These facilities are owned by the Company and are subject to mortgages securing the Company's credit facility. The Company also utilizes outside warehousing.

   Cybex UK, the Company's wholly-owned United Kingdom subsidiary, leases approximately 10,000 square feet of space in Northampton, England. This space is utilized for the subsidiary's direct sales effort in the United Kingdom and for a distribution center which serves Cybex's operations throughout Europe.

   Cybex Capital Corporation ("CCC"), the Company's wholly-owned subsidiary, leases approximately 600 square feet of space in Portland, Oregon. The space is utilized for the subsidiary's administrative and sales office.

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

Kirila et al v. Cybex International, Inc., et al

   This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company's wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. In accordance with Pennsylvania practice, the complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged that the closure of the Sharpsville facility was wrongful, wrongful termination of the individual plaintiff's employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff.

   A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs' claims, it also found that the Company owes certain incentive compensation payments totaling approximately $873,000 and rent of approximately $38,000. A motion is pending before the trial judge to award to the plaintiffs their attorneys fees and a further sum under the Wage Payment and Collection Law equal to 25% of the awarded compensation payments. The Company intends to vigorously defend this motion and to also vigorously pursue the appeal of the portion of the jury award related to incentive compensation.

Hot New Products v. Cybex International, Inc., et al

   This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter Inc. Shortly after the termination, plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust Complaint in federal court, alleging price discrimination and price and territory conspiracy violations; the State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. The Company intends to vigorously defend this litigation.

Tectrix Former Stockholder Arbitration

   The Company in 1998 acquired all of the outstanding capital stock of Tectrix Fitness Equipment, Inc. from the then stockholders thereof pursuant to a Stock Purchase Agreement dated May 20, 1998. In April 2001, the Company notified the representatives of the former stockholders of claims for damages related to such stock purchase based upon negligent or intentional misrepresentations regarding fitness equipment designs and the breach of promises by certain of the stockholders to remain employed with the Company for a period of time following the closing of the stock purchase. The Company also notified the representatives of its intent to offset such damages against the approximate $2 million promissory note otherwise payable to the stockholders in May 2001. The representatives of the stockholders responded by denying the foregoing claims and by further alleging that the Company (i) breached its payment obligations under the Stock Purchase Agreement, including $2.2 million allegedly owed under the Stock Purchase Agreement, (ii) made promises to pay that it never intended to perform and (iii) failed to pay, due to its negligent mismanagement, a contingent earn-out under the Stock Purchase Agreement, causing the former stockholders to suffer additional damages in an amount not less than $5.5 million. The representatives also indicated that they intended to seek punitive damages.

   In accordance with the terms of the Stock Purchase Agreement, the arbitration of these disputes was to proceed in California. In February 2002 this matter was fully settled by agreement of the parties. The settlement includes the payment in full by Cybex of the original approximate $2 million promissory note and the exchange by the parties of cross releases.

Creighton et al v. Cybex International, Inc., et al

   This action is in the Superior Court of the State of California for the County of Orange. The plaintiffs are a corporation which is a terminated dealer of Trotter and its stockholder. The complaint states a number of causes of actions generally arising from the termination, including claims for fraud and negligent misrepresentation, breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, interference with contract and prospective business advantage and the intentional infliction of emotional distress. Plaintiffs in a Statement of Damages provided prior to the dismissal of claims discussed below alleged $15 million of compensatory damages and sought $20 million in punitive damages. On December 8, 1998, the trial court granted Cybex's motion for summary judgment of all claims asserted by the individual plaintiff and on March 4, 1999 the trial court granted Cybex's motion for summary judgment of all claims asserted by the corporate plaintiff. The plaintiffs appealed these summary adjudications. On February 25, 2002, the Court of Appeal determined that the trial court had properly granted summary adjudication on the individual claims and on the corporate plaintiff's intentional interference and breach of fiduciary duty claims, and reversed the summary adjudication on the corporate plaintiff's contract-based causes of action and intentional and negligent misrepresentation claims. Accordingly, the latter claims will proceed at the trial level. The Company intends to vigorously defend this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

SPECIAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT

   Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 15, 2002 were as follows:

        Name                 Age Position
        ----                 --- --------------------------------------
        John Aglialoro       58  Chairman and Chief Executive Officer
        Karen A. Slein       44  Senior Vice President - Administration
        Edward Kurzontkowski 38  Senior Vice President - Manufacturing
        Arthur W. Hicks, Jr. 43  Acting Chief Financial Officer
        Paul G. Horgan       45  Corporate Controller

   Mr. Aglialoro has served as Cybex's Chief Executive Officer since November 2000. Mr. Aglialoro is the Chairman and Chief Executive Officer of UM Holdings Ltd., which he co-founded in 1973. UM Holdings Ltd. is the Company's principal shareholder. He served as a Director and Chairman of Trotter Inc. from 1983 until its merger with Cybex in 1997, from which time he has served as the Chairman of the Company's Board of Directors.

   Ms. Slein is the Company's Senior Vice President - Administration. She joined Trotter in 1995 as Manager of Human Resources and served the Company as Director of Human Resources, Vice President - Human Resources and Vice President of Administration prior to assuming her present position in October 2001. From 1992 to 1995, she was Director of Human Resources for EcoScience, a publicly traded biotechnology company. Prior to that, she spent seven years as Manager of Administration for New England Shrimp Company.

   Mr. Kurzontkowski has served as the Company's Senior Vice
President--Manufacturing since October 2001. He joined Trotter in 1981 and has served the Company in a variety of capacities, including Vice President of Operations - Owatonna from November 2000 to October 2001.

   Mr. Hicks has served as the Acting Chief Financial Officer of the Company since February 2002. He acts in this capacity through a service agreement between the Company and UM Holdings, Ltd., for which he has served as Vice President and Chief Financial Officer since 1988. Mr. Hicks is a certified public accountant. He was a director of Trotter from 1994 to 1997 and has served as a director of Cybex since 1997.

   Mr. Horgan has served as the Company's Corporate Controller since June 2000. From 1997 to 2000, he was Senior Manager of Accounting Operations at Stone & Webster, a publicly traded engineering and construction company. From 1984 to 1997 he held various management positions at Etonic, a privately held footwear company, most recently as Corporate Controller.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   The Company's common shares are traded on the American Stock Exchange
(Amex). The Company's Amex symbol is CYB.

   The following table shows the high and low market prices as reported by the
Amex:

                                      2001          2000
                                  ------------- -------------
                   Calendar        High   Low    High   Low
                   --------       ------ ------ ------ ------
                   First Quarter. $2.500 $1.700 $4.500 $3.000
                   Second Quarter  2.100  1.150  4.438  2.625
                   Third Quarter.  1.750  1.050  3.500  2.750
                   Fourth Quarter  2.090  0.500  3.625  1.875

   As of March 18, 2002 there were approximately 382 common shareholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

   On December 31, 2001, in accordance with the Board compensation policy, the Company issued 5,000 shares of its common stock to John Aglialoro for serving as Chairman of the Board of Directors. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

   Under the Company's Credit Agreement, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

   The following information has been extracted from the Company's consolidated financial statements for the five years ended December 31, 2001. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this report.

                                                               Year Ended December 31
                                             ------------------------------------------------------
                                              2001         2000         1999    1998(a)     1997(b)
                                             -------     --------     --------  --------    -------
                                                       (in thousands, except per share data)
Statement of Operations Data:
Net sales................................... $85,222     $125,293     $129,168  $132,385    $94,326
Cost of sales...............................  54,722       82,936       82,033    85,567(d)  60,490(f)
                                             -------     --------     --------  --------    -------
   Gross profit.............................  30,500       42,357       47,135    46,818     33,836
Selling, general and administrative expenses  25,234       46,370       37,752    37,228     32,772(g)
Litigation charge...........................   2,200(l)        --           --        --         --
Asset impairment and restructuring charges..      --       25,440(c)        --    5,898 (e)   7,134(h)
                                             -------     --------     --------  --------    -------
   Operating income (loss)..................   3,066      (29,453)       9,383     3,692     (6,070)
Interest income.............................     136          318          434       723        427
Interest expense............................  (3,683)      (3,141)      (3,034)   (2,405)    (1,188)
Other income (expense)......................    (246)          --           --        --         --
                                             -------     --------     --------  --------    -------
   Income (loss) before income taxes........    (727)     (32,276)       6,783     2,010     (6,831)
Income tax provision (benefit)..............     (51)     (11,699)       2,781       992     (1,586)
                                             -------     --------     --------  --------    -------
Net income (loss)........................... $  (676)(l) $(20,577)(i) $  4,002  $  1,018(j) $(5,245)(k)
                                             =======     ========     ========  ========    =======
Basic earnings (loss) per share............. $  (.08)(l) $  (2.36)(i) $    .46  $  .12  (j) $  (.76)(k)
                                             =======     ========     ========  ========    =======
Diluted earnings (loss) per share........... $  (.08)(l) $  (2.36)(i) $    .46  $  .12  (j) $  (.76)(k)
                                             =======     ========     ========  ========    =======

--------
(a) 1998 includes the results of Tectrix from the May 21, 1998 acquisition date.
(b) 1997 includes the results of Trotter plus the results of Cybex from the May 23, 1997 merger date.
(c) Includes $2,352 of relocation costs, $2,545 of severance charges pertaining to the restructuring plan, $16,912 of goodwill impairment relating to the Tectrix acquisition, $2,831 of license settlement charges and $800 of system impairments.
(d) Includes $300 of costs related to the Cybex bike and $372 of costs related to the elimination of the Reactor product line, both of which are considered unusual or nonrecurring.
(e) Includes $3,000 of costs related to the Fuqua litigation, $1,435 of costs related to the Cybex bike, $952 of costs related to the elimination of the Reactor product line and $511 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition.
(f) Includes $2,375 of costs considered unusual or nonrecurring, or a direct result of the Cybex/Trotter merger.
(g) Includes $4,599 of costs considered unusual or nonrecurring, or a direct result of the Cybex/Trotter merger.
(h) Includes $2,734 of costs related to the Sharpsville plant closure, a $2,500 charge for acquired research and development and a $1,900 charge related to the arbitrator's decision in connection with the dispute with Fuqua.
(i) Includes $25,440 of pre-tax charges for nonrecurring costs comprised of the items listed in (c) above.
(j) Includes $6,570 of pre-tax charges for nonrecurring or acquisition-related costs comprised of the items listed in (d) and (e) above.
(k) Includes $14,108 of pre-tax charges for nonrecurring or merger-related costs comprised of the items listed in (f), (g) and (h) above.
(l) Includes $2,200 pre-tax charge relating primarily to the Kirila litigation.

                                       Year Ended December 31
                             ------------------------------------------
                              2001     2000     1999     1998    1997
                             -------  ------- -------- -------- -------
                                           (in thousands)
        Balance Sheet Data:
        Working capital..... $(3,735) $ 5,061 $ 20,470 $ 18,772 $19,013
        Total assets........  77,577   88,720  104,778  107,897  78,725
        Long-term debt......  30,490   37,242   36,364   38,926  13,639
        Stockholders' equity  23,044   23,554   44,004   39,928  38,908

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

   Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, and uncertainties relating to the implementation of the Company's restructuring plan. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Reports filed with the Securities and Exchange Commission, including Part 1 of this Form 10-K.

OVERVIEW

   Cybex International, Inc. (the "Company" or "Cybex"), a New York corporation, is a leading manufacturer of exercise equipment and develops, manufactures and markets premium performance, professional quality, strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix").

   Revenue is recorded when products are shipped and the Company has no significant remaining obligations. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Shipping and Handling Costs," the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expense. Sales, cost of sales and selling, general and administrative expenses for the year ended December 31, 1999 has been reclassified to be consistent with EITF 00-10.

   In June 2000, Cybex announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility that was completed in December 2000. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid-off. In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating about 26% of Cybex's workforce.

   The Company adopted its 2000 restructuring plan in response to the fourth quarter 2000 decrease in net sales discussed below. Sales continued at a reduced level throughout 2001, primarily due to tightened credit standards and other policy changes adopted as part of its restructuring plan and to economic conditions, both generally and in the Company's business segment. The Company achieved significant cost reductions throughout 2001 and improved margins compared to 2000.

   The Company responded to the decline in its sales by pursuing a number of initiatives in 2001 designed to increase sales and improve profitability, including the development of new cardiovascular and strength models (with two new models introduced during the latter part of the year and additional introductions planned for

2002), changing its channels of distribution in the United Kingdom and parts of Europe, instituting changes in its independent authorized dealer standards, and restructuring its leasing and service operations. While many of the causes of its 2001 sales decline will likely continue in 2002, the Company believes that these initiatives will produce increasing sales. The Company anticipates that the decline in net sales, compared to prior period performance, will continue at least for the first quarter of 2002, and as a result the Company will likely recognize a loss for such quarter. However, the Company also believes that its sales will start to increase during 2002 as more new products are available for shipment. The Company anticipates that net sales for the full year 2002 will exceed net sales for 2001 and that the Company will be profitable for the year.

RESULTS OF OPERATIONS

   The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales, exclusive of asset impairment, restructuring and litigation charges.

                                                     Year Ended December 31,
                                                     ----------------------
                                                        2001  2000  1999
                                                        ----  ----  ----
        Net sales...................................    100%  100%  100%
        Cost of sales...............................     64    66    64
                                                        ---   ---   ---
        Gross profit................................     36    34    36
        Selling, general and administrative expenses     30    37    29
                                                        ---   ---   ---
        Operating income (loss).....................      6    (3)    7
        Interest expense (net)......................     (5)   (3)   (2)
                                                        ---   ---   ---
        Income (loss) before income taxes...........      1%   (6)%   5%
                                                        ===   ===   ===

NET REVENUES

   Cybex's net revenues decreased $40,071,000, or 32%, to $85,222,000 in 2001, compared with a $3,875,000, or 3% decrease, in 2000. The decrease in 2001 was attributable to a decrease in sales of the Company's cardiovascular products of $21,700,000, or 39% to $33,800,000, a decrease in the sales of strength training products of $16,300,000, or 26% to $47,100,000 and decreased freight revenue of $2,100,000 or 33% to $4,300,000. The decline in sales in 2001 was primarily related to a stricter credit policy, reduced warranty and discount policies and economic conditions, in general and in the fitness industry.

   The decrease in net revenues in 2000 was attributable to a decrease in demand of the Company's cardiovascular products of $7,000,000, or 11% to $55,500,000. This was offset primarily by a $2,200,000, or 4% increase in the sales of strength training products to $63,400,000 and an increase of $900,000, or 17% to $6,400,000 for freight revenue. The decrease in sales of cardiovascular products was primarily related to a fourth quarter decline in orders resulting from an industry slowdown and the Company's stricter credit policy adopted in the fourth quarter of 2000.

   Revenues outside the U.S. and Canada represented 27%, 21% and 20% of our consolidated net sales in 2001, 2000 and 1999, respectively.

GROSS MARGIN

   Gross margin was 36% in 2001, compared with 34% in 2000 and 36% in 1999. Gross margin in 2001 increased for the strength products due to lower steel costs and labor efficiencies, offset by lower cardiovascular product margins due primarily to higher material costs and higher discounts on discontinued treadmills in preparation for the newer treadmill models. Margins for both product lines were increased by reduced freight of $1,800,000 and warranty costs of $2,606,000 because of changes in Company policies, offset by decreased sales for both lines.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased by $21,136,000, or 46%, in 2001 to $25,234,000 compared with an increase of $8,618,000, or 23%, in
2000. As a percentage of net revenues, these expenses were 30%, 37% and 29% in 2001, 2000 and 1999, respectively. Salaries and employee costs were reduced in 2001 by $7,300,000 as a result of the December 2000 restructuring plan. Marketing and selling costs were reduced by $5,400,000 due to reduced advertising and promotion costs in 2001. In 2001, the provision for doubtful accounts decreased by $4,750,000 due to a tighter credit policy, improved collection efforts and two unusual charges in 2000 relating to the termination of distributors. Other administrative costs decreased by $1,700,000 in 2001 in the areas of depreciation, amortization, telephone and IT consulting. Research and development costs decreased by $1,200,000 primarily due to the closing of the Irvine California operations. Selling, general and administrative expenses were also positively impacted by a reversal of a $450,000 reserve established in 2000 related to a product issue that was ultimately resolved favorably.

   In December 2001, the Company recorded litigation charges of $2,200,000 to a legal reserve primarily related to the jury award in the Kirila litigation which the Company intends to appeal.

   Selling, general and administrative expenses increased $8,618,000 between 2000 and 1999 as a result of a $3,900,000 increase in the provision for doubtful accounts due to weakness in the fitness industry in the fourth quarter, a tighter credit policy, and additional reserves for the termination of two distributors; health insurance costs which were higher in 2000 by $900,000 due to increased costs and claims; increased information system costs of $1,900,000 due to the enterprise resource planning (ERP) system; and product improvements made in the strength line of $700,000 of increased costs.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

   Asset impairment and restructuring pre-tax charges totaling $25,440,000 ($16,231,000, or $1.86 per share on an after-tax basis) for 2000 are comprised of:

      Asset impairment charge related to Tectrix goodwill..... $16,912,000
      Asset impairment charge related to internal-use software     800,000
      Severance and exit costs related to June 2000 relocation   2,352,000
      Severance costs related to December 2000 restructuring..   2,545,000
      Settlement of dispute related to license................   2,831,000
                                                               -----------
         Total................................................ $25,440,000
                                                               ===========

   The fourth quarter 2000 asset impairment charge of $16,912,000 related to the goodwill recorded in connection with the Tectrix acquisition.

   In the second quarter 2000, the Company incurred a one-time charge of $800,000 associated with the write-off of internal use software that will not be utilized.

   In June 2000, the Company announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility in an effort to improve efficiencies and reduce manufacturing overhead. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid off. This relocation resulted in a charge of $2,352,000 comprised of $1,550,000 for the cost of employee severance related to the termination of 69 employees, most of which were involved in manufacturing, lease termination fees ($355,000) and fixed asset impairment charges ($447,000).

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

INTEREST EXPENSE AND OTHER EXPENSE

   Net interest and other expense increase by $970,000, or 34%, in 2001 to $3,793,000 compared to an increase of $223,000, or 9%, in 2000. The increase in 2001 was primarily due to increased amortization of deferred financing costs associated with the Credit Agreement and interest on a settlement of a dispute related to a licensing agreement. In 2001, the Company reported other expense relating to the negative impact of the market value of an interest rate swap agreement. The increase in 2000 was attributable to higher interest rates.

INCOME TAXES

   The effective tax rates were 7%, 36% and 41% for 2001, 2000 and 1999, respectively. The tax rates differ from statutory rates due to the impact of permanent differences of primarily non-deductible goodwill amortization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 2001, the Company had negative working capital of $3,735,000, compared to $5,061,000 of working capital at December 31, 2000. Working capital is negatively impacted by the requirement to classify the revolver loan balance of $7,368,000 at December 31, 2001 and $6,922,000 at December 31, 2000 as a current liability as a result of the Company's lockbox arrangement with the bank whereby remittances from customers are used to reduce the outstanding revolver balance, although the revolver loan does not mature until December 31, 2003. The decrease in working capital is also due to a net decrease in accounts receivable of $4,644,000 and inventory of $3,231,000 as a result of the decrease in sales volume, improved collection experience and inventory management. A shift of the components of deferred income tax resulted in a reduction of $3,717,000 of working capital. These decreases in working capital were offset by a decrease in accrued expenses of $4,182,000 primarily as a result of severance and restructuring payments of $3,200,000 relating to the December 2000 restructuring plan and an $800,000 reduction in the current portion of the warranty reserve caused by a change in the warranty policy effective in 2001. The Company's debt-to-equity ratio decreased to 1.32-to-1 at December 31, 2001 from 1.58-to-1 at December 31, 2000, primarily due to the payment of $6,752,000 under the Company's Credit Agreement.

   For the year ended December 31, 2001, cash provided by operating activities was $7,145,000 compared to cash provided by operating activities of $5,807,000 for the year ended December 31, 2000. The increase in cash provided by operating activities was primarily due to a lower net loss for 2001 compared to 2000 and decreases in inventory and accounts receivable in 2001 versus 2000 due to the decrease in sales volume, improved collection experience and inventory management. Offsetting these increases, the Company used cash in 2001 to reduce accrued expenses for the payment of severances and restructuring costs and the reduction in the warranty reserve as a result of a change in the warranty policy effective 2001. For the year ended December 31, 2000, cash provided by operating activities was $5,807,000 compared to cash provided by operating activities of $7,965,000 for the year ended December 31, 1999. The decrease in cash provided by operating activities was primarily due to the Company's net loss versus net income in 1999, partially offset by cash provided by changes in working capital in 2000 versus cash used by changes in working capital in 1999.

   Cash used in investing activities of $2,176,000 in 2001 consists primarily of purchases of manufacturing tooling and equipment of $1,200,000 and computer hardware and infrastructure of $575,000. Cash used in investing activities of $3,894,000 in 2000 primarily consists of purchases of manufacturing tooling and equipment of $2,700,000 and computer hardware and infrastructure of $534,000 relating to the Company's ERP System. Projected capital expenditures for 2002 relate mostly to manufacturing equipment and computer hardware and infrastructure and are expected to be comparable to 2001.

   For the year ended December 31, 2001, cash used in financing activities of $7,008,000 consists primarily of payments on the revolver debt of $3,882,000 and payments on the term debt of $2,870,000 under the Company's Credit Agreement with several banks. For the year ended December 31, 2000, cash provided by financing activities of $876,000 consists of borrowings under the revolver of $5,500,000, offset by scheduled principal payments of $4,622,000 under term debt arrangements.

   At December 31, 2001, there was outstanding under the Credit Agreement $18,916,000 in term loans, $7,368,000 in revolving loans and $4,259,000 in letters of credit. On April 12, 2001, the Credit Agreement, which was originally entered into in 1998, was amended to, among other things, revise the financial covenants; waive any existing financial covenant default through the maturity date of the loans; fix May 1, 2002 as the maturity date of all loans under the Credit Agreement; reduce the availability under the revolving loan facility; increase the interest rate under the facility and provide certain additional collateral to the banks. The Company failed to meet certain financial covenants and payment requirements including scheduled principal payments during 2001. On December 21, 2001, the Credit Agreement was amended and restated in full. The amended and restated Credit Agreement, among other things, extends the maturity date of the facility to December 31, 2003, restructures the indebtedness, reduces the monthly principal payments, amends the financial covenants, and waives all then existing defaults. The amended and restated Credit Agreement provides for term loans with an initial balance of $19,167,000, a revolving loan availability equal to the lesser of $11,000,000 or an amount determined by reference to a borrowing base, and a letter of credit facility of up to $4,459,000. At December 31, 2001, the Company was in compliance with all terms of the Credit Agreement.

   Pursuant to the amended and restated Credit Agreement, the Company issued to the bank warrants to purchase an aggregate of 263,501 shares of the Company's Common Stock at an exercise price of $1.269 per share; unless the facility is retired in full on or before July 30, 2002, additional warrants, representing 3% of the Company's then outstanding Common Stock, will become exercisable on such date, at an exercise price of $1.269 per share. Further, unless the facility is retired in full on or before September 30, 2002, the Company is required to pay fees of $281,000. Management plans to refinance the existing facility prior to July 30, 2002; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company.

   The Company relies upon cash flows from its operations and borrowings under its Credit Agreement to fund its working capital and capital expenditure requirements, and a decline in sales or margins or a failure to remain in compliance with the terms of the Credit Agreement could result in the Company having insufficient funds for such purposes. The Company believes that its cash flows will be sufficient to fund its general working capital and capital expenditure needs into 2003.

   As of December 31, 2001, the Company had approximately $31,800,000 in net operating loss carryforwards of which approximately $18,000,000 is available to offset 2001 taxable income.

CONTRACTUAL OBLIGATIONS

   The following is an aggregated summary of the Company's obligations and commitments to make future payments under debt, royalty and lease agreements:

                                            Less Than  One to Three  Four to   After Five
                                   TOTAL    One Year      Years     Five Years   Years
Contractual obligations:        ----------- ---------- ------------ ---------- ----------
   Long-term debt.............. $30,490,000 $5,500,000 $24,190,000   $400,000  $  400,000
   Royalty agreement...........   4,010,000    440,000   1,080,000    360,000   2,130,000
   Operating lease commitments.     551,000    224,000     281,000     46,000          --

OFF-BALANCE SHEET ARRANGEMENTS

   The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by Cybex are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. The Company has entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. For the years ended December 31, 2001, 2000 and 1999, the Company generated net proceeds of $697,000, $6,312,000 and $2,836,000, respectively, from the sale of lease receivables. The Company is subject to recourse provisions, which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which are generally equal to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At December 31, 2001, the maximum contingent liability under all recourse provisions was approximately $1,008,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2001.

CRITICAL ACCOUNTING POLICIES

   The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to the allowance for doubtful accounts, realizability of inventory, reserve for warranty obligations, legal matters, impairment of goodwill, and valuation of deferred tax assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company's results of operations and financial position.

   Allowance for doubtful accounts. Management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of a specific customer or the Company's general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   Realizability of inventory. The Company values inventory at the lower of cost or market. Management regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and historical usage, after considering the impact of new products. If actual market conditions and product demand are less favorable than projected, additional inventory write-downs may be required.

   Warranty reserve. Currently, cardiovascular products are warranted for one year for labor and two years for parts and strength products are warranted for up to ten years with respect to structural frames. Prior to December 31, 2000, the Company generally provided a three year warranty on cardiovascular products. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from our estimates, adjustments to the warranty liability would be required.

   Legal matters.   The Company has recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. In addition, there are certain gain contingencies for which the Company has not recorded an asset because realization is not considered highly likely as of the balance sheet date. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible or remote, the adequacy of accruals for probable loss contingencies and the status of gain contingencies.

   Impairment of goodwill. In assessing the recoverability of goodwill, management is required to make assumptions regarding estimated future cash flows and other factors to determine whether the fair value of the business supports the carrying value of goodwill and net operating assets. This analysis includes assumptions and estimates about future sales, costs, working capital, capital expenditures, and cost of capital. If these assumptions and estimates change in the future, the Company may be required to record an impairment charge related to goodwill.

   Valuation of deferred tax assets. The carrying value of net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. At December 31, 2001, the Company has net deferred tax assets of $21,200,000 and approximately $56,700,000 of future taxable income is needed to fully realize such asset. If these estimates and related assumptions change in the future, an adjustment would be required to record a valuation allowance against all or part of the net deferred tax asset.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

   The Company's debt portfolio, including an Interest Rate Swap agreement, as of December 31, 2001 is comprised of debt denominated in US dollars. The Company has both fixed and variable rate debt. Changes in interest rates have different impacts on the fixed and variable portion of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position of the Company, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial position.

   At December 31, 2001 and 2000, the Company had fixed rate debt with a book value of $2,006,000 and $2,242,000, respectively. The Company believes that book value approximates fair value for this debt. The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at December 31, 2001, with all other variables held constant.

The Company does not believe that a 100 basis point increase or decrease in market rates would result in a material decrease in the net financial position of the Company because the difference between market rates and the fixed rate is not significant over the short remaining term of the fixed rate debt.

   At December 31, 2001 and 2000, the Company had variable rate debt with a book value of $28,484,000 and $17,000,000, respectively. An additional $18,000,000 of term debt was effectively fixed at December 31, 2000 as a result of the interest rate swap. A 100 basis point change in interest rates would impact interest expense by $302,000 and $144,000 for the years ended December 31, 2001 and 2000, respectively.

   The Company has an interest rate swap whereby the Company receives a variable LIBOR rate and pays a fixed rate of 5.04 percent through December 31, 2003. The purpose of the interest rate swap was to fix the interest rate on the Company's term loans and the notional amount of the interest rate swap amortizes based on the original term of the Term Loan. At December 31, 2001, the notional amount of the interest rate swap was $14,250,000. At December 31, 2001, the Company received interest at a rate of 2.59% and paid interest at a rate of 5.04% under the agreement and the fair value of the swap was a $327,000 liability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

              Report of Independent Public Accountants........ F-2
              Consolidated Financial Statements:
               Consolidated Balance Sheets.................... F-3
               Consolidated Statements of Operations.......... F-4
               Consolidated Statements of Stockholders' Equity F-5
               Consolidated Statements of Cash Flows.......... F-6
               Notes to Consolidated Financial Statements..... F-7
              Consolidated Financial Statement Schedule:
               II.  Valuation and Qualifying Accounts......... S-1

   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cybex International, Inc.:

   We have audited the accompanying consolidated balance sheets of Cybex International, Inc. (a New York Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 20, 2002

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                                               December 31,
                                                                            ------------------
                                                                              2001      2000
                                                                            --------  --------
                                  ASSETS
Current Assets:
   Cash and cash equivalents............................................... $  1,315  $  3,354
   Accounts receivable, net of allowance of $2,196 and $5,418..............   13,839    18,483
   Lease receivables.......................................................      173       137
   Inventories.............................................................    7,907    11,138
   Deferred income taxes...................................................    5,269     8,986
   Prepaid expenses and other..............................................    1,152       958
                                                                            --------  --------
       Total current assets................................................   29,655    43,056
Property, plant and equipment, net.........................................   19,145    20,895
Lease receivables..........................................................      104        84
Goodwill, net..............................................................   11,247    11,742
Deferred income taxes......................................................   15,895    12,127
Other assets...............................................................    1,531       816
                                                                            --------  --------
                                                                            $ 77,577  $ 88,720
                                                                            ========  ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt.................................... $ 12,868  $ 14,464
   Accounts payable........................................................    7,146     5,908
   Accrued expenses........................................................   12,575    16,757
   Income taxes payable....................................................      801       866
                                                                            --------  --------
       Total current liabilities...........................................   33,390    37,995
Long-term debt.............................................................   17,622    22,778
Accrued warranty obligation................................................      843     1,967
Other liabilities..........................................................    2,678     2,426
                                                                            --------  --------
       Total liabilities...................................................   54,533    65,166
                                                                            --------  --------
Commitments and contingencies (Notes 10 and 13)
Stockholders' Equity:
   Common stock, $.10 par value, 20,000 shares authorized, 9,022 and 9,002
     shares issued.........................................................      902       900
   Additional paid-in capital..............................................   44,990    44,748
   Treasury stock, at cost (213 and 215 shares)............................   (2,258)   (2,261)
   Accumulated deficit.....................................................  (20,509)  (19,833)
   Accumulated other comprehensive loss....................................      (81)       --
                                                                            --------  --------
       Total stockholders' equity..........................................   23,044    23,554
                                                                            --------  --------
                                                                            $ 77,577  $ 88,720
                                                                            ========  ========

       The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                  Year Ended December 31,
                                                ---------------------------
                                                 2001      2000      1999
                                                -------  --------  --------
   Net sales................................... $85,222  $125,293  $129,168
   Cost of sales...............................  54,722    82,936    82,033
                                                -------  --------  --------
      Gross profit.............................  30,500    42,357    47,135
   Selling, general and administrative expenses  25,234    46,370    37,752
   Litigation charge...........................   2,200        --        --
   Asset impairment and restructuring charges..      --    25,440        --
                                                -------  --------  --------
      Operating income (loss)..................   3,066   (29,453)    9,383
   Interest income.............................     136       318       434
   Interest expense............................  (3,683)   (3,141)   (3,034)
   Other income (expense)......................    (246)       --        --
                                                -------  --------  --------
   Income (loss) before income taxes...........    (727)  (32,276)    6,783
   Income tax provision (benefit)..............     (51)  (11,699)    2,781
                                                -------  --------  --------
   Net income (loss)........................... $  (676) $(20,577) $  4,002
                                                -------  --------  --------
   Basic and diluted earnings (loss) per share. $  (.08) $  (2.36) $    .46
                                                =======  ========  ========



       The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                                   Retained    Accumulated
                               Common Stock  Additional            Earnings       Other         Total
                               -------------  Paid-in   Treasury (Accumulated Comprehensive Stockholders'
                               Shares Amount  Capital    Stock     Deficit)       Loss         Equity
                               ------ ------ ---------- -------- ------------ ------------- -------------
Balance, December 31, 1998.... 8,895   $889   $44,549   $(2,252)   $ (3,258)         --       $ 39,928
    Common stock issued to
     Directors................    22      3        55        14          --          --             72
    Repurchase of Common
     Stock....................    --     --       (15)      (21)         --          --            (36)
    Other.....................    --     --        38        --          --          --             38
    Net income................    --     --        --        --       4,002          --          4,002
                               -----   ----   -------   -------    --------       -----       --------
Balance, December 31, 1999.... 8,917    892    44,627    (2,259)        744          --         44,004
    Common stock issued to
     Directors................    35      3        70        10          --          --             83
    Restricted stock issued
     to officer...............    50      5       158        --          --          --            163
    Repurchase of Common
     Stock....................    --     --        --       (12)         --          --            (12)
    Other.....................    --     --      (107)       --          --          --           (107)
    Net loss..................    --     --        --        --     (20,577)         --        (20,577)
                               -----   ----   -------   -------    --------       -----       --------
Balance, December 31, 2000.... 9,002    900    44,748    (2,261)    (19,833)         --         23,554
    Common stock issued to
     Directors................    20      2        35         9          --          --             46
    Repurchase of Common
     Stock....................    --     --        --        (6)         --          --             (6)
    Issuance of warrants......    --     --       207        --          --          --            207
    Cumulative effect of
     change in accounting
     principle................    --     --        --        --          --         212            212
    Change in fair value of
     hedging instruments......    --     --        --        --          --        (293)          (293)
    Net loss..................    --     --        --        --        (676)         --           (676)
                               -----   ----   -------   -------    --------       -----       --------
Balance, December 31, 2001.... 9,022   $902   $44,990   $(2,258)   $(20,509)      $ (81)      $ 23,044
                               =====   ====   =======   =======    ========       =====       ========

       The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                  Year Ended December 31,
                                                                                --------------------------
                                                                                 2001      2000     1999
                                                                                -------  --------  -------
OPERATING ACTIVITIES:
 Net income (loss)............................................................. $  (676) $(20,577) $ 4,002
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization...............................................   4,995     5,023    4,064
   Deferred income taxes.......................................................     (51)  (11,699)   2,781
   Stock based compensation....................................................      37       236       --
   Provisions for losses on accounts and lease receivables.....................    (336)    4,412      519
   Write-off of intangibles and fixed assets...................................      --    18,159       --
   Change in fair value of hedging instruments.................................     246        --       --
   Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable.....................................................   4,980     6,109     (896)
       Lease receivables.......................................................     (56)      947       26
       Inventories.............................................................   3,231    (3,058)   2,635
       Prepaid expenses and other..............................................  (1,015)    2,845     (515)
       Accounts payable, accrued liabilities and other liabilities.............  (4,210)    3,410   (4,651)
                                                                                -------  --------  -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES...................................   7,145     5,807    7,965
                                                                                -------  --------  -------
INVESTING ACTIVITIES:
 Purchases of property, plant and equipment....................................  (2,176)   (3,894)  (6,060)
 Cash paid for Tectrix stock, net..............................................      --        --     (538)
                                                                                -------  --------  -------
   NET CASH USED IN INVESTING ACTIVITIES.......................................  (2,176)   (3,894)  (6,598)
                                                                                -------  --------  -------
FINANCING ACTIVITIES:
 Net payments of long-term debt................................................  (2,870)   (4,622)  (3,753)
 Net borrowings (payments) under revolving loan................................  (3,882)    5,500    1,100
 Deferred financing costs......................................................    (258)       --      (41)
 Issuance (purchase) of treasury stock.........................................       2        (2)      (7)
                                                                                -------  --------  -------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....................  (7,008)      876   (2,701)
                                                                                -------  --------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................  (2,039)    2,789   (1,334)
CASH AND CASH EQUIVALENTS, beginning of year...................................   3,354       565    1,899
                                                                                -------  --------  -------
CASH AND CASH EQUIVALENTS, end of year......................................... $ 1,315  $  3,354  $   565
                                                                                =======  ========  =======

       The accompanying notes are an integral part of these statements.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


NOTE 1--BACKGROUND

   Cybex International, Inc. (the "Company" or "Cybex"), a New York corporation, is a leading manufacturer of exercise equipment and develops, manufactures and markets premium performance, professional quality strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. ("Trotter") and Tectrix Fitness Equipment, Inc. ("Tectrix"). Today, most of the Company's products are sold under the brand name "Cybex". The Company also has a wholly owned finance subsidiary, Cybex Capital Corp ("CCC"), which arranges equipment lease financing for the Company's products, primarily to its commercial domestic customer base. The Company operates in one business segment.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Cash and Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

  Inventories

   Inventories are valued at the lower of cost (first in, first out) or market. Costs include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                      December 31,
                                                 ----------------------
                                                    2001       2000
                                                 ---------- -----------
         Raw materials.......................... $3,121,000 $ 4,591,000
         Work in process........................  1,452,000   1,963,000
         Finished goods.........................  3,334,000   4,584,000
                                                 ---------- -----------
                                                 $7,907,000 $11,138,000
                                                 ========== ===========

  Property, Plant and Equipment

   Property, plant and equipment are recorded at cost. Betterments and improvements are capitalized while repairs and maintenance costs are charged to expense as incurred. Depreciation is recorded using the straight-line method based on estimated useful lives for financial reporting purposes and various prescribed methods for tax purposes. The estimated useful lives for financial reporting are 25 years for buildings and improvements and three to ten years for equipment and furniture.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

  Internal Software Costs

   Under the provisions of Statement of Position ("SOP") 98-1, the Company capitalizes certain costs associated with software for internal use. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include external direct costs of hardware, software and services and payroll and payroll-related expenses for employees who are directly associated with developing and implementing internal use software. Through December 31, 2001, the Company has capitalized $6,665,000 of costs associated with an Enterprise Resource Planning System. Such costs are included within property, plant and equipment and are being amortized over seven years. As of December 31, 2001 and 2000, the net carrying value of the Enterprise Resource Planning System was $4,526,000 and $5,505,000, respectively.

  Impairment of Long-Lived Assets

   The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets held for sale be reported at the lower of the carrying amount or fair value less cost to sell. Management continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, management uses an estimate of the related undiscounted cash flow in measuring whether the asset is recoverable.

   At December 31, 2001, management believes that no revision to the remaining useful lives or additional write-downs of long-lived assets is required. For the year ended December 31, 2000, asset impairment charges include (i) $800,000 associated with the write-off of internal-use software that will not be utilized and (ii) $447,000 associated with the write-off of fixed assets at the Company's Irvine facility that were disposed of in connection with the closure of the plant (see Note 4).

  Goodwill

   Goodwill has been amortized over periods ranging from 30 to 40 years. In connection with the write-off of Tectrix goodwill (see Note 3), the Company reduced the useful life of the remaining Tectrix goodwill to five years. As of December 31, 2001 and 2000, accumulated amortization was $3,675,000 and $3,180,000, respectively. Amortization expense for the years ended December 31, 2001, 2000, and 1999 was $495,000, $1,059,000 and $1,058,000, respectively.
Effective January 1, 2002, SFAS 142 provides for the discontinuance of amortization of goodwill.

   In accordance with Accounting Principles Board (APB) No. 17, "Intangible Assets," the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining estimated useful lives of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, management uses an estimate of the related future undiscounted cash flow in measuring whether the asset should be written down to fair value. As of December 31, 2001, management does not believe that the carrying value of goodwill is impaired. Management's estimates are based on certain assumptions about future cash flows, which are subject to change. A change in these estimates could result in an impairment charge related to goodwill. For the year

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES ended December 31, 2000, the Company recorded an asset impairment charge of $16,912,000 related to goodwill recorded in connection with the acquisition of Tectrix (see Note 3).

  Other Assets

   Other assets consist of the following:

                                              December 31,
                                           -------------------
                                              2001      2000
                                           ---------- --------
                  Deferred financing costs $  362,000 $349,000
                  Other intangibles.......    622,000  348,000
                  Other assets............    547,000  119,000
                                           ---------- --------
                                           $1,531,000 $816,000
                                           ========== ========

   Amortization expense of other intangibles was $422,000, $347,000 and $320,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Deferred Financing

   In connection with the financings described in Note 5, the Company has capitalized debt issuance costs consisting of brokerage and legal fees totaling $925,000, which are included within other assets at December 31, 2001. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. Accumulated amortization was $772,000 and $318,000 at December 31, 2001 and 2000, respectively. Amortization expense was $454,000, $110,000 and $105,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Fair Value of Financial Instruments

   The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of the respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of December 31, 2001, the carrying values are considered to approximate the respective fair values. See
Note 5 for the terms and carrying value of the Company's various debt instruments and interest rate swap.

  Concentration of Credit Risk and Geographic Segment Data

   The majority of the Company's customers are specialty fitness-related dealers, health clubs, and consumers located in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts and lease receivables. The Company utilizes third-party insurers for certain trade accounts receivable. Sales to one customer in 2001 were 10.5% of net sales. No other single customer accounted for more than 10% of the Company's net sales for the years ended December 31, 2001, 2000 and 1999.

   There was no single geographic area of significant concentration. Export sales accounted for approximately 27%, 21% and 20% of total net sales for the years ended December 31, 2001, 2000 and 1999, respectively. Long-lived assets located in foreign countries totaled $173,000 at December 31, 2001.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

   The following table summarizes sales of the Company's product lines over the past three years (in millions):

                                        Year Ended December 31,
                                        -----------------------
                                         2001    2000    1999
                                         -----  ------  ------
                Strength systems....... $47.1   $ 63.4  $ 61.2
                Cardiovascular products  33.8     55.5    62.6
                Freight revenue........   4.3      6.4     5.4
                                         -----  ------  ------
                                        $85.2   $125.3  $129.2
                                         =====  ======  ======

  Accrued Warranty Obligations

   The Company revised its warranty program in 2001. Currently, the various components of the cardiovascular products are warranted for varying periods, generally one year labor and two years parts. The various components for strength products are warranted for varying periods of time, up to a ten-year warranty with respect to the structural frame. Prior to December 31, 2000, the Company generally provided a three-year warranty on cardiovascular products and a warranty on strength products that varied by component. Warranty expense was $1,603,000, $4,209,000 and $3,782,000 for the years ended December 31, 2001,
2000 and 1999, respectively. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events which are subject to change.

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

  Advertising Costs

   The Company expenses advertising costs as incurred. For the years ended December 31, 2001, 2000 and 1999, advertising expense was $1,157,000, $5,588,000 and $5,971,000, respectively, and is included in selling, general and administrative expenses. Included in advertising expense for the years ended 2000 and 1999 was the cost to reimburse certain customers for a portion of their advertising costs under a cooperative advertising program. These obligations were accrued when the related revenues were recognized. The Company discontinued this plan in 2001.

  Research and Development Costs

   Research and development costs are charged to expense as incurred. Such costs were $2,684,000, $4,817,000 and $4,816,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in selling, general and administrative expenses.

  Supplemental Cash Flow Disclosures

   Cash paid for interest was $3,020,000, $3,311,000 and $3,047,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Cash paid for income taxes was $68,000, $77,000 and $267,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

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

  Income Taxes

   Income taxes are calculated using the liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and the respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Earnings (Loss) per Common Share

   The table below sets forth the reconciliation of the basic and diluted earnings (loss) per share computations:

                                                       Year Ended December 31,
                                                 ------------------------------------
                                                    2001         2000         1999
                                                 ----------  ------------  ----------
Net income (loss)............................... $ (676,000) $(20,577,000) $4,002,000
                                                 ==========  ============  ==========
Shares used in computing basic earnings (loss)
  per share.....................................  8,785,000     8,725,000   8,689,000
Dilutive effect of options......................         --            --          --
                                                 ----------  ------------  ----------
Shares used in computing diluted earnings (loss)
  per share.....................................  8,785,000     8,725,000   8,689,000
                                                 ==========  ============  ==========

   For the years ended December 31, 2001, 2000 and 1999, options to purchase 569,411, 435,661 and 768,641 shares of common stock at exercise prices ranging from $1.30 to $11.75, $2.69 to $11.75 and $4.06 to $11.75 per share were outstanding, respectively, but were not included in the computation of diluted earnings per share as the result would be anti-dilutive.

  Recent Accounting Pronouncements

  Derivatives

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133," on January 1, 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income (loss), as appropriate, as the cumulative effect of a change in accounting principle.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

   The amount of the transition adjustment recorded in accumulated other comprehensive income (loss) as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value amounted to a gain of $212,000 at January 1, 2001.

   The Company recognizes derivatives on the balance sheet at fair value. At December 31, 2001 and 2000, derivative instruments consist solely of an interest rate swap, which is used to reduce the Company's exposure to interest rate fluctuations on its variable rate term debt (see Note 5). The interest rate swap has been designated as a cash flow hedge. Changes in the fair value of the derivative were recorded in accumulated other comprehensive income
(loss) and reclassified into earnings as the underlying hedged item affects earnings. The Company also assessed whether the interest rate swap was highly effective in offsetting changes in cash flows of the hedged item. Effective April 12, 2001, the Company discontinued hedge accounting, prospectively, as a result of the change in the interest rate on its term debt from a LIBOR-based rate to a Base Rate and the change in the forecasted principal repayment dates (see Note 5). For the three months ended March 31, 2001, the Company recorded a loss of $293,000 in accumulated other comprehensive income for the change in the fair value of the interest rate swap. From April 12, 2001 through December 31, 2001, the Company recorded a loss of $246,000 within other income (expense) for the change in the fair value of the interest rate swap during those periods.

   The changes in the fair value of the swap were recorded as follows:

                                                 Other       Other
                                             Comprehensive  Income
                                                 Loss      (Expense)    Total
                                             ------------- ---------  ---------
Balance at December 31, 2000................   $      --   $      --  $      --
 Cumulative effect of change in accounting
   principle................................     212,000          --    212,000
 Change in fair value of hedging instruments    (293,000)   (246,000)  (539,000)
                                               ---------   ---------  ---------
Balance at December 31, 2001................   $ (81,000)  $(246,000) $(327,000)
                                               =========   =========  =========

  Business Combinations

   On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. During the years ended December 31, 2001, 2000 and 1999, the Company recorded goodwill amortization expense of $495,000, $1,059,000 and $1,058,000, respectively. Management determined that goodwill is not impaired as of December 31, 2001 under APB No. 17 and, because the Company operates in one reporting unit, management does not believe that SFAS No. 142 will impact the carrying value of goodwill at January 1, 2002; however, management is still evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effect of a change in accounting principle effective January 1, 2002. Net unamortized goodwill at December 31, 2001 is $11,247,000.

  Accounting for Transfers and Servicing of Financial Assets

   The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 2001. The adoption of SFAS No. 140 did not have any impact on the Company's accounting for sales of lease receivables. The disclosure requirements of SFAS No. 140 were adopted as of December 31, 2000 (see Note 10).

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

  Impairment or Disposal of Long-Lived Assets

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No.
121. SFAS No 144 supercedes SFAS No. 121 and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 prospectively for the year ending December 31, 2002, however early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on its financial condition or results of operations.

NOTE 3--GOODWILL IMPAIRMENT

   On May 21, 1998, the Company acquired all of the outstanding common stock of Tectrix Fitness Equipment, Inc. (Tectrix). The acquisition was accounted for using purchase accounting. Subsequent to the acquisition, sales and operating profit from the Tectrix products did not meet the projections that were originally used to determine the purchase price for the business. In June 2000, the Company announced the relocation of the former Tectrix cardiovascular equipment assembly and production development facility in Irvine, California to its Medway, Massachusetts facility. As part of this relocation, the Irvine facility was closed and all employees at such facility were terminated (see
Note 4). Subsequent to the relocation, management continued to attempt to improve the sales and profitability of the Tectrix products. In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan was in response to a decrease in net sales in 2000 as a result of economic conditions, both generally and in the Company's business segment, and tightened credit policies adopted by the Company. As a result of these factors, management reviewed the goodwill from the Tectrix acquisition for impairment. Management measured impairment based on the fair value of the Tectrix business, which was based on an independent appraisal that considered the discounted cash flows from the Tectrix product line and the value of the Tectrix business based on acquisitions of similar companies. For purposes of determining future discounted cash flows from the Tectrix product lines, the Company used historical results, current projections and internal earnings targets. These projected cash flows were then discounted at a rate corresponding to the Company's estimated cost of capital, as adjusted for the risk premium related to Tectrix. For the year ended December 31, 2000, the Company recorded an impairment charge of $16,912,000 related to the goodwill recorded in connection with the Tectrix acquisition.

NOTE 4--RESTRUCTURING CHARGES

   The statement of operations for the year ended December 31, 2000 includes pre-tax charges totaling $25,440,000 ($16,231,000, or $1.86 per share on an after-tax basis) for asset impairments and restructuring charges. This charge is comprised of:


      Asset impairment charge related to Tectrix goodwill..... $16,912,000
      Asset impairment charge related to internal-use software     800,000
      Severance and exit costs related to June 2000 relocation   2,352,000
      Severance costs related to December 2000 restructuring..   2,545,000
      Settlement of dispute related to license................   2,831,000
                                                               -----------
      Total................................................... $25,440,000
                                                               ===========

   In June 2000, the Company announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility in an effort to improve

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES efficiencies and reduce manufacturing overhead. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid off. This relocation resulted in a charge of $2,352,000 of which $1,550,000 is for the cost of employee severance related to the termination of 69 employees, most of which were involved in manufacturing, lease termination fees ($355,000) and fixed asset impairment charges ($447,000). Management's efforts with respect to this relocation are complete.

   In December 2000, the Company announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating 152 employees involved in manufacturing, sales and marketing, product development and administration. The restructuring charge associated with employee severance was $2,545,000. Management's efforts with respect to the December 2000 restructuring are substantially complete.

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

   The following table summarizes accrued restructuring costs, classified as accrued expenses and other liabilities, at December 31, 2001:

                                            Balance                 Balance
                                          December 31,            December 31,
                                              2000      Utilized      2001
                                          ------------ ---------- ------------
  Severance and other....................  $3,699,000  $3,200,000  $  499,000
  License settlement.....................   2,831,000     405,000   2,426,000
                                           ----------  ----------  ----------
                                           $6,530,000  $3,605,000  $2,925,000
                                           ==========  ==========  ==========

NOTE 5--LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                                                     December 31,
                                              --------------------------
                                                  2001          2000
                                              ------------  ------------
      Bank revolving loan.................... $  7,368,000  $ 14,500,000
      Bank term loans........................   18,916,000    18,000,000
      Industrial development revenue bond....    2,200,000     2,500,000
      Promissory note........................    2,006,000     2,006,000
      Other..................................           --       236,000
                                              ------------  ------------
                                                30,490,000    37,242,000
      Less--current portion..................  (12,868,000)  (14,464,000)
                                              ------------  ------------
                                              $ 17,622,000  $ 22,778,000
                                              ============  ============

   On May 21, 1998, the Company entered into a Credit Agreement (the "Agreement") with several banks that consisted of a $26,700,000 revolving loan, increased to $30,000,000 in May 1999, and a $25,000,000 term loan. On April 12, 2001, the Agreement was amended to, among other things, revise the financial covenants; waive financial covenant defaults that existed at the time; fix May 1, 2002 as the maturity date of all loans under the Agreement; reduce the availability under the revolving loan facility to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula and provide certain additional collateral to the banks. At December 31, 2000 and from time to time during the year ended December 31, 2001, the Company was in default of certain terms of the Agreement. These events of default were waived by the banks. On December 21, 2001, the Agreement was amended and restated in its entirety (the "Restated Agreement") to provide for an

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

$11,000,000 revolving loan, subject to a borrowing base formula based on accounts receivable and inventory, (the "Revolver"), term loans totaling $19,166,666 (the "Term Loans"), and a letter of credit facility of $4,459,000. The total principal due to the banks did not change as a result of the Restated Agreement; however, there was a $3,250,000 reclassification between the Revolver and Term Loans. At December 31, 2001, the Company was in compliance with all terms of the Restated Agreement.

   Under the Restated Agreement, the Revolver expires on December 31, 2003, however it is classified as a current liability as a result of the Company's lockbox arrangement with the bank whereby remittances from the Company's customers are used to reduce the outstanding revolver balance. At December 31, 2001, availability under the Revolver was $1,867,662. The Term Loans are due in equal monthly principal installments of $266,204, with an additional payment of $266,204 due on July 1, 2002, and a final payment of all principal due on December 31, 2003. Interest is payable monthly.

   Under the Restated Agreement, borrowings under the Revolver bear interest at the Base Rate plus 2 percent and borrowings under the Term Loans bear interest at a Base Rate plus 3 percent. The Base Rate is equal to the greater of the prime rate, as defined, or the federal funds effective rate plus 50 basis points, which was 4.75% at December 31, 2001. From March 31, 2001 through December 21, 2001, borrowings under the Revolver bore interest at the Base Rate plus rates ranging from 1% to 2% and borrowings under the Term Loans bore interest at the Base Rate plus rates ranging from 1.5% to 3%. The Company is also required to pay commitment fees equal to .5% of the unused Revolver. Prior to March 31, 2001, the Revolver and Term Loan borrowings bore interest at the Company's option of either the Base Rate or LIBOR plus an applicable margin that varied depending on the Company's level of compliance with certain financial covenants, as defined. The average outstanding Revolver balance during 2001 and 2000 was approximately $12,490,000 and $12,288,000, respectively, and the weighted average interest rate in 2001 and 2000 was 8.49% and 8.79%, respectively. Interest expense on the Revolver was $1,053,000, $1,146,000 and $761,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the interest rate on the Term Loans was 7.75% and 7.84%, respectively. Interest expense on the Term Loan was $1,549,000, $1,480,000 and $1,723,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

   In November 1998, the Company entered into an Interest Rate Swap Agreement whereby the Company receives a variable LIBOR rate and pays a fixed rate of 5.04% through December 2003 (see Note 2). The purpose of the Interest Rate Swap was to fix the interest rate on the Term Loans and the notional amount of the Interest Rate Swap amortizes based on the original terms of the Term Loan. At December 31, 2001, the notional amount of the Interest Rate Swap was $14,250,000. At December 31, 2001, the Company received interest at a rate of 2.59% and paid interest at a rate of 5.04% under the Interest Rate Swap.

   In connection with the Restated Agreement, the Company issued warrants to the bank to purchase 263,501 shares of common stock at an exercise price of $1.27 per share. The warrants have a term of 10 years and are exercisable immediately. The fair value of the warrants of $209,000 was accounted for as an additional deferred financing cost. The fair value of the warrants was determined using the Black-Scholes pricing model using expected volatility of 60%, the contractual term of the warrants and a risk-free interest rate of 5.25%. If the existing facility is not retired in full on or before July 30, 2002, additional warrants, representing 3% of the Company's outstanding common stock as of July 30, 2002 will become exercisable on such date, at an exercise price of $1.27 per share. Further, unless the existing facility is retired in full prior to September 30, 2002, the Company is required to pay fees of $281,000. Management plans to refinance the existing facility prior to July 30, 2002; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company.

   Pursuant to the Restated Agreement, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain cumulative minimum earnings before interest, taxes,

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES depreciation and amortization levels, maximum capital expenditures and a maximum leverage ratio. Additionally, the Company currently does not have the ability under the Restated Agreement to pay cash dividends. Borrowings under the Restated Agreement are secured by substantially all of the Company's assets with certain exceptions.

   In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.65% at December 31, 2001) with interest payable monthly and principal payable annually through May 2007. Interest expense on the bonds was $64,000, $107,000 and $96,000 for the years ended December 31, 2001, 2000 and 1999, respectively. A letter of credit in the amount of $2,247,000 is outstanding for the benefit of the bondholders to guarantee principal and interest payments.

   In connection with the acquisition of Tectrix, the Company issued a 5.63% note payable to the former Tectrix stockholders for $2,340,000. This note was adjusted to $2,006,000 based on the closing Tectrix balance sheet and certain adjustments for income taxes, as defined, and was paid in February 2002. Interest expense on the note was $114,000, $115,000 and $139,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   At December 31, 2001, long-term debt maturities are as follows:

                             2002...... $ 5,500,000
                             2003......  23,390,000
                             2004......     400,000
                             2005......     400,000
                             2006......     400,000
                             Thereafter     400,000
                                        -----------
                                        $30,490,000
                                        ===========

NOTE 6-- STOCKHOLDERS' EQUITY

  Stock Options

  1995 Omnibus Incentive Plan

   Cybex's Omnibus Incentive Plan ("Omnibus Plan"), as amended, is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 750,000 shares of common stock for issuance pursuant to the Plan and the Company intends to ask for shareholder approval for an increase to the Plan of an additional 500,000 shares of common stock. The terms and conditions of each award are determined by a committee of the Board of Directors of the Company. Under the Omnibus Plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company's common stock on the date of grant).

  1987 Stock Option Plan

   The terms and conditions of grants of stock options under the 1987 Stock Option Plan were determined by a committee of the Board of Directors. Options outstanding under this plan were granted at exercise prices which were not less than the fair market value on the date of grant and were generally exercisable over a period not to exceed ten years from the original date of grant. No future grants may be made under this plan.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6-- STOCKHOLDERS' EQUITY (continued)

   Information with respect to options under the Company's plans is as follows:

                                                               Weighted
                                                    Range of   Average
                                          Number    Exercise   Exercise
                                         of Shares   Price      Price
                                         --------- ----------- --------
        Outstanding at December 31, 1998  755,189  $4.31-12.13  $8.35
        Granted.........................  129,000    4.06-4.56   4.17
        Exercised.......................       --           --     --
        Forfeited....................... (115,548)  4.31-12.13   9.42
                                         --------  -----------  -----
        Outstanding at December 31, 1999  768,641   4.06-11.75   7.48
        Granted.........................   81,500    2.69-4.06   3.30
        Exercised.......................       --           --     --
        Forfeited....................... (414,480)  2.69-11.75   8.56
                                         --------  -----------  -----
        Outstanding at December 31, 2000  435,661   2.69-11.75   5.67
        Granted.........................  187,000    1.30-1.75   1.69
        Exercised.......................       --           --     --
        Forfeited.......................  (53,250)   1.54-9.38   3.05
                                         --------  -----------  -----
        Outstanding at December 31, 2001  569,411  $1.30-11.75  $4.61
                                         ========  ===========  =====

   The options generally vest over a three to five year period (with some subject to cliff vesting).

                                      Outstanding            Exercisable
                             ----------------------------- ----------------
                                                Weighted
                                     Weighted   average            Weighted
                                     average   remaining           average
                                     exercise contractual          exercise
    Range of exercise prices Shares   price   life (years) Shares   price
    ------------------------ ------- -------- ------------ ------- --------
         $1.30--$1.75....... 162,000  $ 1.71      9.82          --      --
         3.00...............   6,500    3.00      8.16       1,625  $ 3.00
         4.065--5.85........ 380,228    5.52      2.11     315,853    5.82
         10.375--11.75......  20,683   11.04      3.08      18,683   10.96
                             -------  ------      ----     -------  ------
                             569,411  $ 4.61      4.41     336,161  $ 6.09
                             =======  ======      ====     =======  ======

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

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. Had compensation cost for the plans been determined based upon the fair value of the options as prescribed by SFAS No. 123, "Accounting

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 6-- STOCKHOLDERS' EQUITY (continued)

for Stock Based Compensation", the Company's net income (loss) and earnings
(loss) per share would have been as follows:

                                              Year Ended December 31,
                                        -----------------------------------
                                          2001         2000         1999
                                        ---------  ------------  ----------
     Net income (loss):
      As reported...................... $(676,000) $(20,577,000) $4,002,000
                                        =========  ============  ==========
      Pro forma........................ $(770,000) $(20,904,000) $3,513,000
                                        =========  ============  ==========
     Basic earnings (loss) per share:
      As reported...................... $    (.08) $      (2.36) $      .46
                                        =========  ============  ==========
      Pro forma........................ $    (.09) $      (2.40) $      .40
                                        =========  ============  ==========
     Diluted earnings (loss) per share:
      As reported...................... $    (.08) $      (2.36) $      .46
                                        =========  ============  ==========
      Pro forma........................ $    (.09) $      (2.40) $      .40
                                        =========  ============  ==========

   The weighted average fair value of each stock option granted during the years ended December 31, 2001, 2000 and 1999 was $1.13, $2.04 and $5.71,
respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                        Year Ended December 31,
                                       -------------------------
                                        2001     2000     1999
                                       -------  -------  -------
               Risk free interest rate     5.3%     6.2%     6.1%
               Expected dividend yield      --       --       --
               Expected life.......... 7 years  7 years  7 years
               Expected volatility....      60%      60%      60%

  Stock Retainer Plan for Nonemployee Directors

   The Company's Amended and Restated Stock Retainer Plan for Nonemployee Directors ("Retainer Plan") provides that each nonemployee director will receive 70% of their annual retainer in shares of common stock of the Company. The number of shares to be issued is computed by dividing the applicable amount of the annual retainer to be paid in stock by the fair market value of a common share on January 1 of each calendar year. Up to 70,000 shares of common stock may be issued pursuant to the Retainer Plan. The issuance of shares in payment of annual retainers results in expense based on the fair market value of such shares. As of December 31, 2001, there were insufficient authorized shares to fully fund the Stock Retainer beyond 2001 and, accordingly, the Retainer Plan will not be utilized after 2001. The Board of Directors has adopted the 2002 Stock Retainer Plan for Nonemployee Directors ("2002 Plan") subject to shareholder approval which provides that each nonemployee director will receive 50% of their annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan.

  Leveraged Employee Stock Ownership Plan

   The Company sponsors a leveraged Employee Stock Ownership Plan (ESOP). This is a noncontributory plan designed to give eligible employees a proprietary interest in the Company through common stock ownership. The plan is currently frozen with forfeited non-vested shares allocated back to active employees who were participants in the Plan as of December 31, 1997. At December 31, 2001, no unallocated shares were held by the ESOP.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES

   The income tax provision (benefit) consists of the following:

                                           Year Ended December 31,
                                      ----------------------------------
                                        2001        2000         1999
                                      --------  ------------  ----------
        Current provision:
         Federal..................... $     --  $         --  $       --
         State.......................       --            --          --
                                      --------  ------------  ----------
                                            --            --          --
                                      --------  ------------  ----------
        Deferred provision (benefit):
         Federal.....................  (45,000)  (10,124,000)  2,409,000
         State.......................   (6,000)   (1,575,000)    372,000
                                      --------  ------------  ----------
                                       (51,000)  (11,699,000)  2,781,000
                                      --------  ------------  ----------
                                      $(51,000) $(11,699,000) $2,781,000
                                      ========  ============  ==========

   The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

                                                               Year Ended December 31
                                                               ---------------------
                                                                2001    2000    1999
                                                               -----    -----   ----
Tax at statutory rate.........................................  (34.0)% (34.0)% 34.0%
State income taxes, net of federal tax benefit................   (0.6)   (3.2)   3.6
Other permanent differences, primarily non-deductible goodwill
  amortization................................................   27.6     1.0    3.4
                                                               -----    -----   ----
                                                                 (7.0)% (36.2)% 41.0%
                                                               =====    =====   ====

   The significant components of the Company's net deferred tax assets are as follows:

                                                        December 31,
                                                  ------------------------
                                                     2001         2000
                                                  -----------  -----------
    Deferred tax assets:
     Net operating and capital loss carryforwards $12,613,000  $10,478,000
     Warranty reserves...........................   1,366,000    2,071,000
     Other accruals and reserves.................   3,316,000    3,856,000
     Bad debt and lease reserves.................     739,000    1,528,000
     Depreciation................................  (2,587,000)  (2,854,000)
     Intangible amortization.....................   5,540,000    5,908,000
     Other--net..................................     177,000      126,000
                                                  -----------  -----------
                                                  $21,164,000  $21,113,000
                                                  ===========  ===========

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES (continued)

   At December 31, 2001, the Company had federal net operating loss carryforwards which are scheduled to expire as follows:

    2011....................................................... $ 6,082,000
    2012.......................................................  10,261,000
    2019.......................................................   3,637,000
    2020.......................................................   6,481,000
    2021.......................................................   5,399,000
                                                                -----------
                                                                $31,860,000
                                                                ===========

   In addition, the Company has federal alternative minimum tax credit carryforwards of $276,000, which do not expire, a federal research and development tax credit carryforward of $129,000, which expires in 2008, and capital loss carryforwards of $387,000 which expire in 2003.

   Pursuant to the Tax Reform Act of 1986, annual use of $16,440,000 of the Company's federal net operating loss carryforwards are limited as a result of a cumulative change in ownership of more than 50% during the three-year period ended in November 1998. The annual limitation is approximately $2,600,000 per year. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax asset. Approximately $56,700,000 of future taxable income is needed to fully realize the net deferred tax asset recorded at December 31, 2001.

   UM Holdings Ltd., a significant shareholder of the Company, has agreed to remit $585,000 to Cybex upon their utilization of a $1,723,000 net operating loss carryforward representing Trotter's pre-merger 1997 loss. Such amount is included in long-term deferred taxes in the accompanying financial statements.

NOTE 8--BENEFIT PLANS

   The Company has a 401(k) defined contribution retirement plan. The Company currently matches 100% of the first 2% of the employee's eligible compensation contributions and 50% of the next 4% of the employee's eligible compensation contributions. Contributions by the Company to the Plan were $411,000, $729,000 and $744,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company elected to suspend the Company match during a three-month period in 2001. Additionally, the Company may make discretionary contributions to the Plan. No discretionary contributions were made for the years ended December 31, 2001, 2000 and 1999.

NOTE 9--RELATED PARTY TRANSACTIONS

   For the years ended December 31, 2001, 2000 and 1999, the Company paid $248,000, $224,000 and $128,000, respectively, to a law firm of which one of the directors of the Company is a member.

   The Company's Chairman, who is a principal stockholder of the Company, has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. The Chairman did not receive a salary in 2001. He will receive compensation of $50,000 to be paid in 2002 with respect to 2001 performance and a salary for 2002 of $360,000. The Board of Directors, in its discretion, may also award him incentive compensation with respect to 2002 performance.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 10--COMMERCIAL LEASING

   The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by the Company are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. Leases are secured by the equipment financed, often with additional security in the form of other equipment liens, letters of credit, cash down payments and personal guarantees.

   At December 31, 2001, lease receivables were comprised of the following:

     Minimum lease payments receivable.......................... $ 449,000
     Less - unearned interest income............................   (32,000)
     Less - reserve for lease receivables.......................  (140,000)
                                                                 ---------
                                                                 $ 277,000
                                                                 =========

   Minimum lease payments as of December 31, 2001 are due to be received as follows:

      2002....................................................... $274,000
      2003.......................................................  105,000
      2004.......................................................   49,000
      2005.......................................................   16,000
      2006.......................................................    5,000
                                                                  --------
                                                                  $449,000
                                                                  ========

   The Company provided lease financing for $1,274,000, $5,977,000 and $5,016,000 of its sales for the years ended December 31, 2001, 2000 and 1999, respectively. Income (loss) before income taxes from leasing activities was $(211,000), $21,000 and $57,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

   The Company has entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. For the years ended December 31, 2001, 2000 and 1999, the Company generated net proceeds of $697,000, $6,312,000 and $2,836,000, respectively, from the sale of lease receivables. The Company uses a third party to service the lease receivables that have been sold to third parties. Upon the sale of lease receivables, the Company records a servicing liability for the amounts payable to the third party, which is generally equal to approximately 100 basis points of the related receivables sold. At December 31, 2001 and 2000, servicing liabilities were $100,000 and $153,000, respectively. The Company is subject to recourse provisions which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which are generally equal to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams.

   In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions.

   At December 31, 2001, the maximum contingent liability under all recourse provisions was approximately $1,008,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2001.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 11--ACCRUED LIABILITIES

                                                      December 31,
                                                 -----------------------
                                                    2001        2000
                                                 ----------- -----------
        Warranty reserves....................... $ 2,893,000 $ 3,658,000
        Self insurance reserves.................   2,384,000   2,581,000
        Litigation reserve and professional fees   2,734,000     473,000
        Payroll related and other...............   4,564,000  10,045,000
                                                 ----------- -----------
                                                 $12,575,000 $16,757,000
                                                 =========== ===========

NOTE 12--PROPERTY PLANT AND EQUIPMENT

                                                        December 31,
                                                 -------------------------
                                                     2001         2000
                                                 ------------  -----------
    Land, building and improvements............. $ 10,635,000  $10,332,000
    Equipment, computers, software and furniture   21,981,000   20,355,000
                                                 ------------  -----------
                                                   32,616,000   30,687,000
    Less--accumulated depreciation..............  (13,471,000)  (9,792,000)
                                                 ------------  -----------
                                                 $ 19,145,000  $20,895,000
                                                 ============  ===========

   Depreciation expense was $3,622,000, $3,509,000 and $2,581,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 13--COMMITMENTS AND CONTINGENCIES

  Operating Lease Commitments

   The Company has lease commitments expiring at various dates through 2006 for equipment under noncancelable operating leases. Future minimum payments under these leases at December 31, 2001 are as follows:

                                 2002 $224,000
                                 2003  126,000
                                 2004   90,000
                                 2005   65,000
                                 2006   46,000
                                      --------
                                      $551,000
                                      ========

   Rent expense under all operating leases for the years ended December 31, 2001, 2000 and 1999 was $288,000, $203,000 and $592,000, respectively.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13--COMMITMENTS AND CONTINGENCIES (continued)

  Royalty Agreement

   In connection with the settlement of a license dispute (see Note 4), the Company is required to make minimum royalty payments through November 2012. Future minimum payments included in accrued expense and other liabilities under this arrangement are as follows at December 31, 2001:

                   2002........................ $   440,000
                   2003........................     360,000
                   2004........................     360,000
                   2005........................     360,000
                   2006........................     360,000
                   Thereafter..................   2,130,000
                                                -----------
                                                  4,010,000
                   Amount representing interest  (1,584,000)
                                                -----------
                                                $ 2,426,000
                                                ===========

   Interest expense related to this obligation was $246,000 for the year ended December 31, 2001.

  Risk Retention

   The Company's risk retention amounts per occurrence are $75,000 for product liability and $70,000 for employee medical and hospitalization. The Company has excess primary coverage on a per-claim and aggregate basis beyond the deductible levels and also maintains umbrella policies to supplement the primary liability coverage. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying balance sheets, based on management's review of outstanding claims and claims history and consultation with its third-party claims administrators. Actual results may vary from management estimates.

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

  Kirila et al v. Cybex International, Inc., et al

   This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company's wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. In accordance with Pennsylvania practice, the complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged that the closure of the Sharpsville facility was wrongful, wrongful termination of the individual plaintiff's employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13--COMMITMENTS AND CONTINGENCIES (continued)

agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff.

   A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs' claims, it also found that the Company owes certain incentive compensation payments totaling approximately $873,000 and rent of approximately $38,000. A motion is pending before the trial judge to award to the plaintiffs their attorneys fees and a further sum under the Wage Payment and Collection Law equal to 25% of the awarded compensation payments. The Company intends to vigorously defend this motion and to also vigorously pursue the appeal of the portion of the jury award related to incentive compensation.

  Hot New Products v. Cybex International, Inc., et al

   This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter Inc. Shortly after the termination, plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust Complaint in federal court, alleging price discrimination and price and territory conspiracy violations; the State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. The Company intends to vigorously defend this litigation.

  Tectrix Former Stockholder Arbitration

   The Company in 1998 acquired all of the outstanding capital stock of Tectrix Fitness Equipment, Inc. from the then stockholders thereof pursuant to a Stock Purchase Agreement dated May 20, 1998. In April 2001, the Company notified the representatives of the former stockholders of claims for damages related to such stock purchase based upon negligent or intentional misrepresentations regarding fitness equipment designs and the breach of promises by certain of the stockholders to remain employed with the Company for a period of time following the closing of the stock purchase. The Company also notified the representatives of its intent to offset such damages against the approximate $2 million promissory note otherwise payable to the stockholders in May 2001. The representatives of the stockholders responded by denying the foregoing claims and by further alleging that the Company (i) breached its payment obligations under the Stock Purchase Agreement, including $2.2 million allegedly owed under the Stock Purchase Agreement, (ii) made promises to pay that it never intended to perform and (iii) failed to pay, due to its negligent mismanagement, a contingent earn-out under the Stock Purchase Agreement, causing the former stockholders to suffer additional damages in an amount not less than $5.5 million. The representatives also indicated that they intended to seek punitive damages.

   In accordance with the terms of the Stock Purchase Agreement, the arbitration of these disputes was to proceed in California. In February 2002 this matter was fully settled by agreement of the parties. The settlement includes the payment in full by Cybex of the original approximate $2 million promissory note and the exchange by the parties of cross releases.

  Creighton et al v. Cybex International, Inc., et al

   This action is in the Superior Court of the State of California for the County of Orange. The plaintiffs are a corporation which is a terminated dealer of Trotter and its stockholder. The complaint states a number of causes

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 13--COMMITMENTS AND CONTINGENCIES (continued)

of actions generally arising from the termination, including claims for fraud and negligent misrepresentation, breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, interference with contract and prospective business advantage and the intentional infliction of emotional distress. Plaintiffs in a Statement of Damages provided prior to the dismissal of claims discussed below alleged $15 million of compensatory damages and sought $20 million in punitive damages. On December 8, 1998, the trial court granted Cybex's motion for summary judgment of all claims asserted by the individual plaintiff and on March 4, 1999 the trial court granted Cybex's motion for summary judgment of all claims asserted by the corporate plaintiff. The plaintiffs appealed these summary adjudications. On February 25, 2002, the Court of Appeal determined that the trial court had properly granted summary adjudication on the individual claims and on the corporate plaintiff's intentional interference and breach of fiduciary duty claims, and reversed the summary adjudication on the corporate plaintiff's contract-based causes of action and intentional and negligent misrepresentation claims. Accordingly, the latter claims will proceed at the trial level. The Company intends to vigorously defend this litigation.

  Other Litigation and Contingencies

   The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business.

   Legal fees related to these matters are expensed as incurred. For the year ended December 31, 2001, the Company recorded a pre-tax charge of $2,200,000 with respect to the Kirila litigation and other contingencies.

NOTE 14--QUARTERLY DATA (unaudited)

   The following table presents unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                              2001 Quarter Ended
                                              --------------------------------------------------
                                               March 31     June 30    September 29 December 31
                                              ----------- -----------  ------------ ------------
Sales........................................ $23,367,000 $20,096,000  $19,378,000  $ 22,381,000
Gross profit.................................   7,638,000   7,180,000    7,374,000     8,308,000
Net income (loss)............................     324,000      77,000      173,000    (1,250,000)
Basic and diluted net income (loss) per share         .04         .01          .02          (.15)
                                                              2000 Quarter Ended
                                              --------------------------------------------------
                                               March 31     June 30    September 29 December 31
                                              ----------- -----------  ------------ ------------
Sales........................................ $35,768,000 $30,261,000  $31,783,000  $ 27,481,000
Gross profit.................................  13,441,000  10,763,000   11,250,000     6,903,000
Net income (loss)............................     658,000  (2,289,000)     148,000   (19,094,000)
Basic and diluted net income (loss) per share         .08        (.26)         .01         (2.19)


   During the quarter ended December 31, 2001, the Company recorded a $2,200,000 pre-tax charge primarily related to the Kirila litigation (see Note
13). During the quarter ended December 31, 2000, the Company recorded pre-tax charges totaling $23,088,000 for severance charges pertaining to a restructuring plan, goodwill impairment relating to the Tectrix acquisition, license settlement charges and system impairments (see Note 2). During the quarter ended June 30, 2000, the Company recorded a pre-tax charge of $2,352,000 for severance and exit costs associated with the Irvine, CA facility shutdown and a pre-tax charge of $800,000 for system impairments.

                  CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                  SCHEDULE II

                                      Balance at
                                     Beginning of                          Balance at End
Description                             Period    Additions     Deductions   of Period
-----------                          ------------ ----------    ---------- --------------
For the year ended December 31, 2001
 Allowance for doubtful accounts....  $5,418,000  $ (336,000)   $2,886,000   $2,196,000
                                      ==========  ==========    ==========   ==========
 Restructuring reserves.............   6,530,000          --     3,605,000    2,925,000
                                      ==========  ==========    ==========   ==========
For the year ended December 31, 2000
 Allowance for doubtful accounts....  $4,475,000  $4,412,000    $3,469,000   $5,418,000
                                      ==========  ==========    ==========   ==========
 Restructuring reserves.............      25,000   7,281,000(1)    776,000    6,530,000
                                      ==========  ==========    ==========   ==========
For the year ended December 31, 1999
 Allowance for doubtful accounts....  $3,336,000  $1,464,000    $  325,000   $4,475,000
                                      ==========  ==========    ==========   ==========
 Restructuring reserves.............     605,000          --       580,000       25,000
                                      ==========  ==========    ==========   ==========

(1) Includes severance charges of $2,545,000 pertaining to the restructuring plan, relocation costs of $1,905,000 due to the closure of the Irvine, California facility and charges of $2,831,000 related to the settlement of a license dispute.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the Directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

   The information set forth under the caption "Executive Compensation" and "Election of Directors--Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed or incorporated by reference as a part of this report:

(3)      Exhibits

3(a)(1)  Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30,1996 (the "June 1996 10-Q").
3(a)(2)  Certificate of Amendment of the Certificate of Incorporation of the Company, dated
         May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.
3(a)(3)  Certificate of Amendment of the Certificate of Incorporation of the Company, dated
         August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.
3(a)(4)  Certificate of Amendment of the Certificate of Incorporation of the Company, dated
         May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1997 (the "June 1997 10-Q").
3(b)     By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
         1987.
4(a)(1)  Common Stock Purchase Warrant issued to First Union National Bank pursuant to the Amended and Restated Credit Agreement dated as of December 21, 2001, incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K
         dated December 21, 2001 (the "December 2001 8-K").
4(a)(2)  Common Stock Purchase Warrant issued to FSC Corp. pursuant to Amended and
         Restated Credit Agreement dated as of December 21, 2001, incorporated by reference to Exhibit 10.3 to the December 2001 8-K.
10(c)(1) Credit Agreement dated May 21, 1998 among First Union National Bank, the
         Company and the Company's subsidiaries, incorporated by reference to Exhibit
         10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 27,
         1998.
10(a)(2) Limited Waiver and Amendment No. 4, amending Credit Agreement dated May 21,
         1998, incorporated by reference to Exhibit 10 (i) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001.
10(a)(3) Limited Waiver, pertaining to Credit Agreement dated May 21, 1998, incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 29, 2001 (the "September 2001 10-Q").
10(a)(4) Amendment to Limited Waiver, pertaining to Credit Agreement dated May 21,
         1998, incorporated by reference to Exhibit 10.2 to the September 2001 10-Q.
10(a(5)  Amended and Restated Credit Agreement dated as of September 21, 2001, among the Company, the Company's subsidiaries which are parties thereto, First Union
         National Bank, as Administrative Agent, and the Lenders which are parties thereto, incorporated by reference to Exhibit 10.1 to the December 2001 8-K.
10(b)    Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (No.
         33-48124), filed May 26, 1992.*

10(c) Registration Rights Agreement, dated as of December 21, 2001 among the
      Company, First Union National Bank and FSC Corp., incorporated by reference to
      Exhibit 10.4 to the December 2001 8-K.
10(d) Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30,
      1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the 1994 10-K.
10(e) Portfolio Purchase Agreement, dated December 30, 1994, among the Company,
      Cybex Financial Corp. and European American Bank, incorporated by reference to
      Exhibit 10(xi) to the 1994 10-K.
10(f) 1995 Omnibus Incentive Plan, as amended (Filed herewith)*
10(g) Amended and Restated 1995 Stock Retainer Plan for Nonemployee Directors dated
      May 18, 1999, incorporated by reference to the registration statement on Form S-8
      (No. 333-79899) filed June 3, 1999.*
10(h) Peter C. Haines Stock Award Agreement, incorporated by reference to Exhibit 10(i)
      to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.*
10(i) Separation Agreement - Peter Haines, incorporated by reference to Exhibit 10(xiv)
      to the Company's Annual Report on Form 10-K for the year ended December 31,
      2000 (the "2000 10-K").*
10(j) Agreement of Termination of Distributor Agreement - Forza Fitness Equipment
      Limited, incorporated by reference to Exhibit 10(xv) to the 2000 10-K.
10(k) 2002 Stock Retainer Plan for Nonemployee Directors (Filed herewith).*
10(l) Services Agreement dated February 26, 2002 between the Company and UM
      Holdings, Ltd. (Filed herewith).
21.   Subsidiaries of the Registrant (filed herewith)
23(a) Consent of Independent Public Accountants--Arthur Andersen LLP (Filed
      herewith)
23(b) Letter Concerning Auditor Assurances--Arthur Andersen LLP (Filed herewith)

--------
*  Executive Compensation Plans and Arrangements
(b) Reports on Form 8-K

   The following Current Reports on Form 8-K were filed with respect to the quarter ended December 31, 2001:

                 Current Report dated December 21, 2001 reporting on the Company's Amended and Restated Credit Agreement and related matters.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CYBEX INTERNATIONAL, INC.
                                          (Registrant)

                                                  /s/   John Aglialoro
                                          By:
                                           ------------------------------------
                                                       John Aglialoro
                                                          Chairman

April 1, 2002
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----

     /s/  JOHN AGLIALORO      Chairman and Chief Executive  April 1, 2002
-----------------------------   Officer (principal
       John Aglialoro           executive officer)

  /s/  ARTHUR W. HICKS, JR.   Director and Acting Chief     April 1, 2002
-----------------------------   Financial Officer
    Arthur W. Hicks, Jr.        (principal financial and
                                accounting officer)

     /s/  JAMES H. CARLL      Director                      April 1, 2002
-----------------------------
       James H. Carll

      /s/  JOAN CARTER        Director                      April 1, 2002
-----------------------------
         Joan Carter

    /s/  DAVID D. FLEMING     Director                      April 1, 2002
-----------------------------
      David D. Fleming

       /s/  JERRY LEE         Director                      April 1, 2002
-----------------------------
          Jerry Lee

  /s/   ALAN H. WEINGARTEN    Director                      April 1, 2002
-----------------------------
     Alan H. Weingarten