Form 10-Q
period 2002-03-30
CYBEX INTERNATIONAL INC
filed 2002-05-06
CIK 60876

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              --------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended 3/30/02.
                                                -------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number  0-4538


                            CYBEX INTERNATIONAL, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


               New York                                  11-1731581
------------------------------------------        -----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

 10 Trotter Drive, Medway, Massachusetts                   02053
------------------------------------------        ----------------------
 (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code     (508) 533-4300
                                                  ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On April 29, 2002 the Registrant had outstanding 8,808,379 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of Common Stock.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Statements of Operations (unaudited)
             - Three months ended March 30, 2002 and March 31, 2001            3

             Condensed Consolidated Balance Sheets - March 30, 2002
             (unaudited) and December 31, 2001                                 4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             - Three months ended March 30, 2002 and March 31, 2001            5

             Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                       6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12

     Item 3. Quantitative and Qualitative Disclosure about Market Risk        16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                17

     Item 2. Changes in Securities and Use of Proceeds                        17

     Item 3. Defaults Upon Senior Securities                                  17

     Item 4. Submission of Matters to a Vote of Security Holders              17

     Item 5. Other Information                                                17

     Item 6. Exhibits and Reports on Form 8-K                                 17

Signatures                                                                    18

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three Months Ended
                                               ---------------------------------
                                                 March 30,         March 31,
                                                   2002               2001
                                               --------------    ---------------

Net sales                                          $18,913           $ 23,367
Cost of sales                                       11,670             15,729
                                               --------------    ---------------
     Gross profit                                    7,243              7,638

Selling, general and administrative expenses         6,532              6,393
                                               --------------    ---------------

     Operating income                                  711              1,245

Interest income                                          9                 85
Interest expense                                      (637)              (771)
Other income                                            18                 -
                                               --------------    ---------------
     Income before income taxes                        101                559
Income tax provision                                    42                235
                                               --------------    ---------------

     Net income                                    $    59           $    324
                                               ==============    ===============

Basic and diluted net income per share             $   .01           $    .04
                                               ==============    ===============

See notes to the condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                      (in thousands, except per share data)

                                                     March 30,      December 31,
                                                       2002            2001
                                                   -------------   -------------
                                                   (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                          $ 1,100       $  1,315
     Accounts receivable, net of allowance of
        $2,103 and $2,196                                11,799         13,839
     Lease receivables                                      258            173
     Inventories                                          8,408          7,907
     Deferred income taxes                                5,269          5,269
     Prepaid expenses and other                             783          1,152
                                                   -------------    -----------
         Total current assets                            27,617         29,655
Property, plant and equipment, net                       18,812         19,145
Lease receivables                                           129            104
Goodwill, net                                            11,247         11,247
Deferred income taxes                                    15,853         15,895
Other assets                                              1,407          1,531
                                                   -------------    -----------
                                                       $ 75,065       $ 77,577
                                                   =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt              $ 10,957       $ 12,868
     Accounts payable                                     7,858          7,146
     Accrued expenses                                    10,615         12,575
     Income taxes payable                                   784            801
                                                   -------------    -----------
         Total current liabilities                       30,214         33,390
Long-term debt                                           18,471         17,622
Accrued warranty obligation                                 564            843
Other liabilities                                         2,723          2,678
                                                   -------------    -----------
         Total liabilities                               51,972         54,533
                                                   -------------    -----------

Contingencies (Note 7)
Stockholders' Equity:
     Common stock, $.10 par value, 20,000 shares
        authorized, 9,022 shares issued                     902            902
     Additional paid-in capital                          44,980         44,990
     Treasury stock, at cost (213 shares)                (2,258)        (2,258)
     Accumulated deficit                                (20,450)       (20,509)
     Accumulated other comprehensive loss                   (81)           (81)
                                                   -------------    -----------
         Total stockholders' equity                      23,093         23,044
                                                   -------------    -----------
                                                       $ 75,065      $  77,577
                                                   =============    ===========





See notes to condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (in thousands)
                                   (unaudited)

                                                        Three Months Ended
                                                 -------------------------------
                                                 March 30, 2002   March 31, 2001
                                                 --------------   --------------
OPERATING ACTIVITIES:
   Net income                                        $    59         $    324
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                 1,082            1,157
         Provision for doubtful accounts                  55              (31)
         Deferred income taxes                            42              235
         Net change in other operating assets
            and liabilities                              212           (1,127)
                                                 --------------   --------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES        1,450              558
                                                 --------------   --------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                  (598)            (137)
                                                 --------------   --------------

      NET CASH USED IN INVESTING ACTIVITIES             (598)            (137)
                                                 --------------   --------------

FINANCING ACTIVITIES:
   Net payments of long-term debt                       (555)          (1,318)
   Net payments under the revolving loan                (507)          (1,000)
   Deferred financing costs                               (5)               -
                                                 --------------   --------------

      NET CASH USED IN FINANCING ACTIVITIES           (1,067)          (2,318)
                                                 --------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (215)          (1,897)

CASH AND CASH EQUIVALENTS, beginning of period         1,315            3,354
                                                 --------------   --------------

CASH AND CASH EQUIVALENTS, end of period             $ 1,100           $1,457
                                                 ==============   ==============


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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 2001, this Report on Form 10-Q, and its proxy statement dated April 9, 2002.

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

The Company recognizes derivatives on the balance sheet at fair value. At March 30, 2002 and December 31, 2001, derivative instruments consist solely of an interest rate swap, which is used to reduce the Company's exposure to interest rate fluctuations on its variable rate term debt (see Note 4). The interest rate swap has been designated as a cash flow hedge. Changes in the fair value of the derivative were initially recorded in accumulated other comprehensive income
(loss) and reclassified into earnings as the underlying hedged item affected earnings.

Effective April 12, 2001, the Company discontinued hedge accounting, prospectively, as a result of the change in the interest rate on its term debt from a LIBOR-based rate to a Base Rate and the change in the forecasted principal repayment dates (see Note 4). For the three months ended March 31, 2001, the Company recorded a loss of $293,000 in accumulated other comprehensive income (loss) for the change in the fair value of the interest rate swap. For the quarter ended March 30, 2002, the Company recorded a gain of $18,000 within other income for the change in the fair value of the interest rate swap during the quarter.

Business Combinations

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill.

All of the Company's previous business combinations were accounted for using purchase accounting and all of the excess purchase price from these transactions was allocated to goodwill. The following table illustrates adjusted net income and basic and diluted earnings per share as if these pronouncements were adopted as of January 1, 2001:

                                                        Three Months Ended
                                             ----------------------------------
                                             March 30, 2002      March 31, 2001
                                             --------------     ---------------
Adjusted net income:
   Net income                                        $  59              $  324
   Add back: Goodwill amortization,
      net of tax                                         -                 119
                                             --------------     ---------------
   Adjusted net income                               $  59              $  443
                                             ==============     ===============
Basic and diluted earnings per share:
   Reported                                           $.01                $.04
   Goodwill amortization                                -                  .01
                                             --------------     ---------------
   Adjusted basic and diluted earnings
      per share                                       $.01                $.05
                                             ==============     ===============

Management determined that goodwill is not impaired at January 1, 2001 and March 30, 2002 under SFAS No. 142.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No.
121. SFAS No. 144 supersedes SFAS No. 121 and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operation.

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

                                   March 30,           December 31,
                                     2002                  2001
                              ----------------       -------------

    Raw materials                  $3,315,000          $3,121,000
    Work in process                 1,450,000           1,452,000
    Finished goods                  3,643,000           3,334,000
                              ----------------       -------------
                                   $8,408,000          $7,907,000
                              ================       =============



NOTE 4 -- LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                                           March 30,         December 31,
                                              2002               2001
                                       --------------       ---------------

Bank revolving loan                      $ 6,861,000            $7,368,000
Bank term loans                           20,367,000            18,916,000
Industrial development revenue bond        2,200,000             2,200,000
Promissory note                                   -              2,006,000
                                       --------------       ---------------
                                          29,428,000            30,490,000
Less - current portion                   (10,957,000)          (12,868,000)
                                       --------------       ---------------
                                        $ 18,471,000          $ 17,622,000
                                       ==============       ===============

On May 21, 1998, the Company entered into a Credit Agreement (the "Agreement") with several banks that consisted of a $26,700,000 revolving loan (the "Revolver"), increased to $30,000,000 in May 1999, and a $25,000,000 term loan. On April 12, 2001, the Agreement was amended to, among other things, revise the financial covenants; waive financial covenant defaults that existed at the time; fix May 1, 2002 as the maturity date of all loans under the Agreement; reduce the availability under the revolving loan facility to the lessor of $20,125,000 or an amount determined by reference to a borrowing base formula and provide certain additional collateral to the banks. On December 21, 2001, the Agreement was amended and restated in its entirety (the "Restated Agreement") to provide for an $11,000,000 revolving loan, subject to a borrowing base formula based on accounts receivable and inventory (the "Revolver"), term loans totaling $19,166,666 (the "Term Loans"), and a letter of credit facility of $4,459,000. The total principal due to the banks did not change as a result of the Restated Agreement; however there was a $3,250,000 reclassification between the Revolver and Term Loans. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note in the amount of $2,006,000. Pursuant to the terms of the Restated Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional Term Loan in the same amount. At March 30, 2002 and December 31, 2001, the Company was in compliance with all terms of the Restated Agreement.

Under the Restated Agreement, the Revolver expires on December 31, 2003; however, it is classified as a current liability as a result of the Company's lockbox arrangement with the bank whereby remittances from the Company's customers are used to reduce the outstanding Revolver balance. At March 30, 2002, unused availability under the Revolver was $1,714,000. The Term Loans are due in equal monthly principal installments of $294,000, with an additional payment of $266,000 due on July 1, 2002, and a final payment of all principal due on December 31, 2003. Interest is payable monthly.

Under the Restated Agreement, borrowings under the Revolver bear interest at the Base Rate plus 2 percent and borrowings under the Term Loans bear interest at a Base Rate plus 3 percent. The Base

Rate is equal to the greater of the prime rate, as defined, or the federal funds effective rate plus 50 basis points. The Base Rate was 4.75% at March 30, 2002. From March 31, 2001 through December 21, 2001, borrowings under the Revolver bore interest at the Base Rate plus rates ranging from 1% to 2% and borrowings under the Term Loans bore interest at the Base Rate plus rates ranging from 1.5% to 3%. The Company is required to pay commitment fees equal to .5% of the unused Revolver. Prior to March 31, 2001, the Revolver and Term Loan borrowings bore interest at the Company's option of either the Base Rate or LIBOR plus an applicable margin that varied depending on the Company's level of compliance with certain financial covenants, as defined.

In November 1998, the Company entered into an Interest Rate Swap Agreement whereby the Company receives a variable LIBOR rate and pays a fixed rate of 5.04% through December 2003. The purpose of the Interest Rate Swap was to fix the interest rate on the Term Loans and the notional amount of the Interest Rate Swap amortizes based on the original terms of the Term Loan. At March 30, 2002, the notional amount of the Interest Rate Swap was $13,000,000. At March 30, 2002, the Company received interest at a rate of 1.91% and paid interest at a rate of 5.04% under the Interest Rate Swap.

In connection with the Restated Agreement, the Company issued warrants to the bank to purchase 263,501 shares of common stock at an exercise price of $1.269 per share. The warrants have a term of 10 years and are exercisable immediately. The fair value of the warrants of $209,000 was accounted for as an additional deferred financing cost. The fair value of the warrants was determined using the Black-Scholes pricing model using expected volatility of 60%, the contractual term of the warrants and a risk-free interest rate of 5.25%. If the existing facility is not retired in full on or before July 30, 2002, additional warrants, representing 3% of the Company's outstanding common stock as of July 30, 2002, will become exercisable on such date, at an exercise price of $1.269 per share. Further, unless the existing facility is retired in full prior to September 30, 2002, the Company is required to pay fees of $281,000. Management is seeking to refinance the existing facility prior to July 30, 2002; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company.

Pursuant to the Restated Agreement, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain cumulative minimum earnings before interest, taxes, depreciation and amortization levels, maximum capital expenditures and a maximum leverage ratio. Additionally, the Company currently does not have the ability under the Restated Agreement to pay cash dividends. Borrowings under the Restated Agreement are secured by substantially all of the Company's assets with certain exceptions.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.50% at March 30, 2002) with interest payable monthly and principal payable annually through May 2007. A letter of credit in the amount of $2,247,000 is outstanding under the Restated Agreement for the benefit of the bondholders to guarantee principal and interest payments.

NOTE 5 -- RESTRUCTURING CHARGES

In June 2000, Cybex announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility, which was completed in December 2000. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid off. This relocation resulted in a second quarter 2000 nonrecurring pre-tax charge of approximately $2,352,000, of which $1,550,000 was for the cost of employee severance related to the termination of 69 employees, most of whom were involved in manufacturing, $355,000 related to lease termination costs and $447,000 related to fixed asset impairment charges. Management's plans with respect to this relocation are substantially complete.

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

During the March 30, 2002 quarter, the Company adjusted the reserve for severance payments provided as part of the December 2000 restructuring plan resulting in a reduction to selling, general and administrative expenses of $358,000. This adjustment to the reserve occurred as a result of a change in required future payments which occurred during the quarter. Management's plans with respect to the December 2000 restructuring plan are substantially complete.

The following table summarizes accrued restructuring costs at March 30, 2002:

                               Balance         Utilized/        Balance
                         December 31, 2001     Reversed     March 30, 2002
                         -----------------  ------------   ----------------
   Severance and other      $  525,000        $(459,000)     $   66,000
   License settlement        2,426,000          (30,000)      2,396,000
                                            ------------   ----------------
                         --------------
                            $2,951,000        $(489,000)     $2,462,000
                         ==============     ============   ================


NOTE 6 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

                                                 Three Months Ended
                                       ---------------------------------
                                       March 30, 2002     March 31, 2001
                                       --------------     --------------
Shares used in computing
   basic earnings per share               8,808,000         8,787,000
Dilutive effect of options
   and warrants                              76,000                 -
                                       --------------     --------------
Shares used in computing
   diluted earnings per share             8,884,000         8,787,000
                                       ==============     ==============

For the three months ended March 30, 2002, options to purchase 407,411 shares of the Company's Common Stock at exercise prices ranging from $3.00 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive. For the three months ended March 31, 2001, options to purchase 417,161 shares of the Company's common stock at exercise prices ranging from $3.00 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings per share since the result would be anti-dilutive.

NOTE 7 -- CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. The Company recorded a charge of $2,200,000 at December 31, 2001 primarily to cover potential costs relating to the dispute with the seller of an acquired business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions and uncertainties relating to the implementation of the Company's restructuring plan. Further information on these and other factors, which could affect the Company's financial results, can be found in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K, including Part I thereof, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated April 9, 2002.

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

The Company responded to the decline in its sales, which commenced in the fourth quarter 2000, by pursuing a number of initiatives in 2001 and 2002 designed to increase sales and improve profitability, including developing new cardiovascular and strength models, changing its channels of distribution in the United Kingdom and parts of Europe, instituting changes in its independent authorized dealer standards, and restructuring its leasing and service operations. Many of the causes of the 2001 and first quarter 2002 sales decline will likely continue in 2002. In addition, first quarter 2002 results were negatively impacted by shipping delays caused by the transition to new treadmill products. The Company is now shipping three new treadmill models and anticipates commencing the shipment of its new strength line and new cross-trainer during 2002. The Company believes that its initiatives, including its new product offerings, will produce increased sales. The Company anticipates that net sales for the full year 2002 will exceed net sales for 2001 and that the Company will be profitable for the year.

RESULTS OF OPERATIONS

NET REVENUES

Cybex's net revenues decreased $4,454,000, or 19%, to $18,913,000 for the first quarter 2002 from $23,367,000 for the first quarter 2001. The decrease is reflected in sales of both cardiovascular and strength equipment. Sales of cardiovascular products decreased $3,182,000, or 35%, to $6,017,000 and sales of strength products decreased $1,299,000, or 11%, to $10,162,000. The decline in the sales of these products was predominantly related to the Company's stricter credit and pricing policies adopted as part of its restructuring plan, to economic conditions, and to a five week treadmill shipping delay experienced as a result of the transition to the new treadmill products. Freight and other revenue increased $27,000, or 1%, to $2,734,000.

GROSS MARGIN

Gross margin increased to 38.3% in the first quarter of 2002 from 32.7% in 2001. The increase in gross margin was predominantly due to higher pricing and a higher percentage of strength equipment sales, which have higher margins. In addition, in the first quarter of 2001, the Company's freight expense exceeded freight billings by $669,000 while freight billings approximated freight expense in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $139,000, or 2%, to $6,532,000 in the first quarter of 2002 compared to $6,393,000 in the first quarter 2001, due to increased product development and sales and marketing expenses. This increase was partially offset by an adjustment of $358,000 to the reserve for severance payments provided as part of the December 2000 restructuring plan reflecting lower than anticipated severance payments. The first quarter 2001 expenses included goodwill amortization of $124,000. The amortizing of goodwill was discontinued effective January 1, 2002 upon the adoption of SFAS 142.

INTEREST EXPENSE

Net interest expense decreased by $76,000 due to lower borrowing levels.

INCOME TAXES

The Company's effective tax rate was comparable for the three months ended March 30, 2002 and March 31, 2001. The Company's effective tax rate differs from statutory rates due to the impact of permanent differences.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2002, the Company had negative working capital of $2,597,000 compared to $3,735,000 of negative working capital at December 31, 2001. Working capital is negatively impacted by the requirement to classify the revolver loan balance of $6,861,000 at March 30, 2002 and $7,368,000 at December 31, 2001 as a
current liability as a result of the Company's lockbox arrangement with the bank whereby remittances from customers are used to reduce the outstanding revolver balance, although the revolver loan does not mature until December 31, 2003. Working capital improved primarily as a result of a $1,911,000 decrease in the current maturities of debt and a $1,960,000 decrease in accrued expenses offset by a $2,040,000 decrease in accounts receivable as a result of lower sales levels. The Company's debt-to-equity ratio continued to trend lower, decreasing from 1.32-to-1 at December 31, 2001 to 1.27-to-1 at March 30, 2002, primarily due to the first quarter net payments of debt of $1,062,000.

In the first quarter of 2002, the Company generated $1,450,000 of cash from operating activities compared to $558,000 for the first quarter of 2001. Cash from operating activities for the first quarter 2001 was negatively impacted by approximately $1,865,000 of severance payments which had been reserved as part of the Company's 2000 restructuring plan. Cash used in investing activities was $598,000 in the first quarter of 2002 compared to $137,000 in the first quarter of 2001. The cash used in investing activities was for purchases of equipment. The 2002 purchases relate primarily to equipment and tooling for the manufacturing of new products and improvements to the Company's computer network.

On December 21, 2001, the Company and its banks agreed to a restructuring of the Company's Credit Agreement, with the Credit Agreement being amended and restated in full. The amended and restated Credit Agreement, among other things, extended the maturity date of the facility to December 31, 2003, restructured the indebtedness, reduced the monthly principal payments, amended the financial covenants under the facility, and waived all then outstanding defaults under the Credit Agreement. The amended and restated Credit Agreement provided for term loans with an initial balance of $19,167,000, a revolving loan availability equal to the lesser of $11,000,000 or an amount determined by reference to a borrowing base, and a letter of credit facility of up to $4,459,000. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note in the amount of $2,006,000. Pursuant to the terms of the amended and restated Credit Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional term loan in the same amount.

At March 30, 2002, there was outstanding under the Credit Agreement $20,367,000 in term loans, $6,861,000 in revolving loans and $2,253,000 in letters of credit, with $1,714,000 in unused availability under the revolver loan. At March 30, 2002, the Company was in compliance with all terms of the Credit Agreement.

Pursuant to the restated Credit Agreement, the Company issued warrants to the banks to purchase 263,501 shares of the Company's common stock at an exercise price of $1.269 per share; unless the facility is retired in full on or before July 30, 2002, additional warrants, representing 3% of the Company's then outstanding Common Stock, will become exercisable on such date, at an exercise price of $1.269 per share. Further, unless the facility is retired in full on or before September 30, 2002, the Company is required to pay fees of $281,000. Management is seeking to refinance the existing facility prior to July 30, 2002; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company.

The Company relies upon cash flows from its operations and borrowings under its Credit Agreement to fund its working capital and capital expenditure requirements, and a decline in sales or margins or a failure to remain in compliance with the terms of the Credit Agreement could result in the Company having insufficient funds for such purposes. The Company believes that its cash flows and availability under its Credit Agreement will be sufficient to fund its general working capital and capital expenditure needs into 2003.

As of March 30, 2002, the Company had approximately $31,800,000 in net operating loss carry forwards of which approximately $18,000,000 is available to offset 2002 taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company's obligations and commitments to make future payments under debt, royalty and lease agreements as of March 30, 2002:

                                                Less Than       One to      Four to Five     After Five
Contractual obligations:             TOTAL       One Year    Three Years       Years            Years
                                     -----      ----------   -----------    ------------     ----------
   Long-term debt                $29,428,000    $4,096,000   $24,532,000      $800,000       $   -
   Royalty agreement               3,920,000       440,000     1,080,000       360,000       2,040,000
   Operating lease commitments       518,000       203,000       285,000        30,000           -


OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by Cybex are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. The Company has entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. The Company is subject to recourse provisions, which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which are generally equal to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At March 30, 2002, the maximum contingent liability under all recourse provisions was approximately $1,208,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at March 30, 2002 and December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgements, including those related to the allowance for doubtful accounts, realizability of inventory, reserve for warranty obligations, legal matters, impairment of goodwill, and valuation of deferred tax assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company's results of operations and financial position.

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

Warranty reserve. Currently, cardiovascular products are warranted for one year for labor and two years for parts and strength products are warranted for up to ten years with respect to structural frames. Prior to December 31, 2000, the Company generally provided a three year warranty on cardiovascular products. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from management's estimates, adjustments to the warranty liability would be required.

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

Valuation of deferred tax assets. The carrying value of net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. At March 30, 2002, the Company has net deferred tax assets of $21,122,000 and approximately $56,700,000 of future taxable income is needed to fully realize such asset. If these estimates and related assumptions change in the future, an adjustment would be required to record a valuation allowance against all or part of the net deferred tax asset.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 2001 Form 10-K.

PART II.  OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

           Kirila et al v. Cybex International, Inc. et al
           -----------------------------------------------
           See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2001 for a description of these proceedings.

           Hot New Products  v. Cybex International, Inc. et al
           ----------------------------------------------------
           See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2001 for a description of these proceedings.

           Creighton et al v. Cybex International, Inc., et al
           ---------------------------------------------------
           See Part 1 Item 3 of the Company's Report on Form 10-K for the year ended December 31, 2001 for a description of these proceedings.

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

                                    Cybex International, Inc.
                                    -------------------------------------------




                               By:  /s/ John Aglialoro
                                    -------------------------------------------
         May 2, 2002                 John Aglialoro
                                     President and Chief Executive Officer

                               By:  /s/ Arthur W. Hicks, Jr.
                                    -------------------------------------------
         May 2, 2002                 Arthur W. Hicks, Jr.
                                     Acting Chief Financial Officer