Form 10-Q
period 2002-06-29
CYBEX INTERNATIONAL INC
filed 2002-08-13
CIK 60876

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 29, 2002.

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from        to       .
                                                         -------   ------

Commission file number 0-4538

                            Cybex International, Inc.
             (Exact name of registrant as specified in its charter)

            New York                                             11-1731581
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

10 Trotter Drive, Medway, Massachusetts                             02053
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code             (508) 533-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On July 31, 2002, the Registrant had outstanding 8,807,033 shares of Common Stock, par value $0.10 per share, which is the Registrant's only class of Common Stock.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                        ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations (unaudited) -- Three and six months
              ended June 29, 2002 and June 30, 2001                                                       3

              Condensed Consolidated Balance Sheets - June 29, 2002
              (unaudited) and December 31, 2001
                                                                                                          4

              Condensed Consolidated Statements of Cash Flows (unaudited) -- Six months ended June
              29, 2002 and June 30, 2001                                                                  5

              Notes to Condensed Consolidated Financial Statements (unaudited)                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                         13

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                  17

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                          18

     Item 2.  Changes in Securities and Use of Proceeds                                                  18

     Item 3.  Defaults Upon Senior Securities                                                            18

     Item 4.  Submission of Matters to a Vote                                                            18

     Item 5.  Other Information                                                                          19

     Item 6.  Exhibits and Reports on Form 8-K                                                           19

Signatures                                                                                               20

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended                Six Months Ended
                                                 ------------------------------   -----------------------------
                                                  June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001
                                                 --------------   -------------   -------------   -------------
Net sales                                           $ 18,005         $20,096         $ 36,918        $43,463
Cost of sales                                         11,755          12,916           23,425         28,645
                                                    --------         -------         --------        -------
   Gross profit                                        6,250           7,180           13,493         14,818
Selling, general and administrative
   expenses                                            6,981           6,015           13,513         12,408
                                                    --------         -------         --------        -------
   Operating income (loss)                              (731)          1,165              (20)         2,410
Interest income                                           --              33                9            118
Interest expense                                        (934)         (1,041)          (1,571)        (1,812)
Other income (expense)                                    66             (24)              84            (24)
                                                    --------         -------         --------        -------
   Income (loss) before income taxes                  (1,599)            133           (1,498)           692
Income tax provision                                  20,644              56           20,686            291
                                                    --------         -------         --------        -------
   Net income (loss)                                $(22,243)        $    77         $(22,184)       $   401
                                                    ========         =======         ========        =======
Basic and diluted net income (loss)  per share      $  (2.53)        $   .01         $  (2.52)       $   .05
                                                    ========         =======         ========        =======

See notes to the condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                            June 29,    December 31,
                                                                              2002          2001
                                                                          -----------   ------------
                                                                          (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                $    228      $  1,315
   Accounts receivable, net of allowance of $1,883 and $2,196                 10,907        13,839
   Inventories                                                                 7,857         7,907
   Deferred income taxes, net                                                     --         5,269
   Prepaid expenses and other                                                  1,162         1,325
                                                                            --------      --------
      Total current assets                                                    20,154        29,655
Property, plant and equipment, net                                            18,051        19,145
Goodwill, net                                                                 11,247        11,247
Deferred income taxes, net                                                        --        15,895
Other assets                                                                   1,151         1,635
                                                                            --------      --------
                                                                            $ 50,603      $ 77,577
                                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                     $ 10,677      $ 12,868
   Accounts payable                                                            8,656         7,146
   Accrued expenses                                                           10,134        13,376
                                                                            --------      --------
      Total current liabilities                                               29,467        33,390
Long-term debt                                                                16,995        17,622
Accrued warranty obligation                                                      560           843
Other liabilities                                                              2,709         2,678
                                                                            --------      --------
      Total liabilities                                                       49,731        54,533
                                                                            --------      --------
Contingencies (Note 7)
Stockholders' Equity:
   Common stock, $.10 par value, 20,000 shares authorized, 9,022 shares
      issued                                                                     902           902
   Additional paid-in capital                                                 45,008        44,990
   Treasury stock, at cost (218 and 213 shares)                               (2,264)       (2,258)
   Accumulated deficit                                                       (42,693)      (20,509)
   Accumulated other comprehensive loss                                          (81)          (81)
                                                                            --------      --------
      Total stockholders' equity                                                 872        23,044
                                                                            --------      --------
                                                                            $ 50,603      $ 77,577
                                                                            ========      ========

See notes to condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Six Months Ended
                                                                          -------------------
                                                                          June 29,   June 30,
                                                                            2002       2001
                                                                          --------   --------
OPERATING ACTIVITIES:
   Net income (loss)                                                      $(22,184)   $   401
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                       2,294      2,504
         Provision for doubtful accounts                                        38         79
         Deferred income taxes                                              21,164        291
         Net change in other operating assets and liabilities                1,274      2,030
                                                                          --------    -------
            NET CASH PROVIDED BY  OPERATING ACTIVITIES                       2,586      5,305
                                                                          --------    -------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (835)      (870)
                                                                          --------    -------
            NET CASH USED IN INVESTING ACTIVITIES                             (835)      (870)
                                                                          --------    -------
FINANCING ACTIVITIES:
   Payments of long-term debt                                               (1,737)    (2,096)
   Net payments under the revolving loan                                    (1,081)    (2,528)
   Deferred refinancing costs                                                  (14)      (224)
   Purchase of treasury stock                                                   (6)        (7)
                                                                          --------    -------
            NET CASH USED IN FINANCING ACTIVITIES                           (2,838)    (4,855)
                                                                          --------    -------
DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,087)      (420)
CASH AND CASH EQUIVALENTS, beginning of period                               1,315      3,354
                                                                          --------    -------
CASH AND CASH EQUIVALENTS, end of period                                  $    228    $ 2,934
                                                                          ========    =======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                                 $  1,442    $ 1,609
   Acquisition of customer list in exchange for forgiveness of accounts
      receivables                                                               --        518

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 2001, this Report on Form 10-Q, its current Reports on Form 8-K, and its proxy statement dated April 9, 2002.

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

The amount of the transition adjustment recorded in accumulated other comprehensive income (loss) as a result of recognizing all derivatives that were designated as cash flow hedging instruments at fair value amounted to an unrealized gain of $212,000 at January 1, 2001.

The Company recognizes derivatives on the balance sheet at fair value. At June 29, 2002 and December 31, 2001, derivative instruments consist solely of an interest rate swap, which is used to reduce the Company's exposure to interest rate fluctuations on its variable rate term debt (see Note 4). The interest rate swap has been designated as a cash flow hedge. Changes in the fair value of the derivative were initially recorded in accumulated other comprehensive income
(loss) and reclassified into earnings as the underlying hedged item affected earnings.

Effective April 12, 2001, the Company discontinued hedge accounting, prospectively, as a result of the change in the interest rate on its term debt from a LIBOR-based rate to a Base Rate and the change in the forecasted principal repayment dates (see Note 4). For the three months ended March 31, 2001, the Company recorded an unrealized loss of $293,000 in accumulated other comprehensive income (loss) for the change in the fair value of the interest rate swap. For the three months ended June 30, 2001, the Company recorded a charge of $24,000 within other income for the change in fair value of the interest rate swap during the quarter. For the three and six months ended June 29, 2002, the Company recorded a gain of $66,000 and $84,000, respectively, within other income for the change in the fair value of the interest rate swap during the period.

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

All of the Company's previous business combinations were accounted for using purchase accounting and all of the excess purchase price from these transactions was allocated to goodwill. The following table illustrates adjusted net income and basic and diluted earnings per share as if these pronouncements were adopted as of January 1, 2001:

                                       Three Months Ended     Six Months Ended
                                      -------------------   -------------------
                                      June 29,   June 30,   June 29,   June 30,
                                        2002       2001       2002       2001
                                      --------   --------   --------   --------
Adjusted net income:
   Net income (loss)                  $(22,243)    $ 77     $(22,184)    $401
   Add back: Goodwill amortization,
      net of tax                            --      119           --      238
                                      --------     ----     --------     ----
   Adjusted net income (loss)         $(22,243)    $196     $(22,184)    $639
                                      ========     ====     ========     ====

Basic and diluted earnings (loss)
   per share:
   Reported                           $  (2.53)    $.01     $  (2.52)    $.05
   Goodwill amortization                    --      .01           --      .02
                                      --------     ----     --------     ----
   Adjusted basic and diluted
      earnings (loss) per share       $  (2.53)    $.02     $  (2.52)    $.07
                                      ========     ====     ========     ====

Management determined that goodwill was not impaired at January 1, 2002 and June 29, 2002 under SFAS No. 142, based on the estimated enterprise value of the Company, using various valuation methods. If the assumptions and estimates used to determine the fair value of the Company changes in the future, the Company may be required to record an impairment charge related to goodwill.

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

Accounting for Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have an impact on the financial position or results of operations of the Company.

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

                                       June 29,    December 31,
                                         2002          2001
                                      ----------   ------------

Raw materials                         $2,932,000    $3,121,000
Work in process                        1,464,000     1,452,000
Finished goods                         3,461,000     3,334,000
                                      ----------    ----------
                                      $7,857,000    $7,907,000
                                      ==========    ==========

NOTE 4 -- LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                                        June 29,     December 31,
                                          2002           2001
                                      ------------   ------------

Bank revolving loan                   $  6,287,000   $  7,368,000
Bank term loans                         19,485,000     18,916,000
Industrial development revenue bond      1,900,000      2,200,000
Promissory note                                 --      2,006,000
                                      ------------   ------------
                                        27,672,000     30,490,000
Less - current portion                 (10,677,000)   (12,868,000)
                                      ------------   ------------
                                      $ 16,995,000   $ 17,622,000
                                      ============   ============

On May 21, 1998, the Company entered into a Credit Agreement (the "Agreement") with several banks that consisted of a $26,700,000 revolving loan (the "Revolver"), increased to $30,000,000 in May 1999, and a $25,000,000 term loan. On April 12, 2001, the Agreement was amended to, among other things, revise the financial covenants; waive financial covenant defaults that existed at the time; fix May 1, 2002 as the maturity date of all loans under the Agreement; reduce the availability under the revolving loan facility to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula and provide certain additional collateral to the banks. On December 21, 2001, the Agreement was amended and restated in its entirety (the "Restated Agreement") to provide for an $11,000,000 revolving loan, subject to a borrowing base formula based on accounts receivable and inventory (the "Revolver"), term loans totaling $19,167,000 (the "Term Loans"), and a letter of credit facility of $4,459,000. Under the Restated Credit Agreement, the facility expires on December 31, 2003. The total principal due to the banks did not change as a result of the Restated Agreement; however there was a $3,250,000 reclassification between the Revolver and Term Loans. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note in the amount of $2,006,000. Pursuant to the terms of the Restated Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional Term Loan in the same amount. After the end of the second quarter 2002, the Company and the banks entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"), which amends the Restated Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults and deferring principal payments otherwise due July 1, 2002.

In connection with the First Amendment, UM Holdings Ltd., a principal stockholder of the Company (i) lent to the Company, on a subordinated basis, $500,000, (ii) agreed to lend, on a subordinated basis, an additional $500,000 if certain events do not occur on or before October 15, 2002, and (iii) provided a limited guaranty of $500,000 of the credit facility, which guaranty will be released upon the occurrence of certain events, including the making of the additional subordinated loan.

Under the Restated Agreement, the Revolver expires on December 31, 2003; however, it is classified as a current liability as a result of the Company's lockbox arrangement with the bank whereby remittances from the Company's customers are used to reduce the outstanding Revolver balance. At June 29, 2002, unused availability under the Revolver was $658,000. The Term Loans are due in equal monthly principal installments of $294,000, with four additional monthly payments of $133,000 due beginning on September 30, 2002, and a final payment of all principal due on December 31, 2003. Interest is payable monthly.

Under the Restated Agreement, borrowings under the Revolver bear interest at the Base Rate plus 2 percent and borrowings under the Term Loans bear interest at a Base Rate plus 3 percent. The Base Rate is equal to the greater of the prime rate, as defined, or the federal funds effective rate plus 50 basis points. The Base Rate was 4.75% at June 29, 2002. From March 31, 2001 through December 21, 2001, borrowings under the Revolver bore interest at the Base Rate plus rates ranging from 1% to 2% and borrowings under the Term Loans bore interest at the Base Rate plus rates ranging from 1.5% to 3%. The Company is required to pay commitment fees equal to .5% of the unused Revolver. Prior to March 31, 2001, the Revolver and Term Loan borrowings bore interest at the Company's option of either the Base Rate or LIBOR plus an applicable margin that varied depending on the Company's level of compliance with certain financial covenants, as defined.

In November 1998, the Company entered into an Interest Rate Swap Agreement whereby the Company receives a variable LIBOR rate and pays a fixed rate of 5.04% through December 2003. The purpose of the Interest Rate Swap was to fix the interest rate on the Term Loans and the notional amount of the Interest Rate Swap amortizes based on the original terms of the Term Loan. At June 29, 2002, the notional amount of the Interest Rate Swap was $10,000,000. At June 29, 2002, the Company received interest at a rate of 2.04% and paid interest at a rate of 5.04% under the Interest Rate Swap.

In connection with the Restated Agreement, the Company issued warrants to the banks to purchase 263,501 shares of common stock at an exercise price of $1.269 per share. The warrants have a term of 10 years and are exercisable immediately. The fair value of the warrants of $209,000 was accounted for as an additional deferred financing cost. The fair value of the warrants was determined using the Black-Scholes pricing model using expected volatility of 60%, the contractual term of the warrants and a risk-free interest rate of 5.25%. Additional warrants, representing 264,211 shares of the Company's Common Stock became exercisable as of July 30, 2002, at an exercise price of $1.269 per share. The fair value of these warrants of $276,000 will be accounted for as additional deferred financing cost in the third quarter 2002. Pursuant to the Restated Agreement, as amended, the Company is required to pay fees of $281,000 on December 31, 2002, if the facility is not retired in full prior to September 30, 2002, fees of $400,000 on March 31, 2003, if the facility is not retired in full prior to March 31, 2003 and fees of $281,000 on December 31, 2003, if the facility is not retired in full prior to December 31, 2003. Management is seeking to refinance the existing facility; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company.

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

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.30% at June 29, 2002) with interest payable monthly and principal payable annually through May 2007. A letter of credit in the amount of $1,947,000 is outstanding under the Restated Agreement for the benefit of the bondholders to guarantee principal and interest payments.

NOTE 5 -- RESTRUCTURING CHARGES

In June 2000, Cybex announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility, which was completed in December 2000. This relocation resulted in a second quarter 2000 nonrecurring pre-tax charge of approximately $2,352,000, of which $1,550,000 was for the cost of employee severance, $355,000 related to lease termination costs and $447,000 related to fixed asset impairment charges. Management's plans with respect to this relocation are complete. In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. The Company recorded fourth quarter 2000 nonrecurring pre-tax charges of $22,288,000, including a $2,545,000 charge relating to its workforce reduction, a $16,912,000 charge relating to goodwill impairment from the Company's Tectrix acquisition and a $2,831,000 charge relating to the settlement of a license agreement.

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

The following table summarizes accrued restructuring costs at June 29, 2002:

                                        Balance        Utilized/      Balance
                                   December 31, 2001   Reversed    June 29, 2002
                                   -----------------   ---------   -------------
Severance and other                    $  525,000      $(496,000)    $   29,000
License settlement                      2,426,000        (61,000)     2,365,000
                                       ----------      ---------     ----------
                                       $2,951,000      $(557,000)    $2,394,000
                                       ==========      =========     ==========

NOTE 6 -- EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

                                     Three Months Ended       Six Months Ended
                                   ---------------------   ---------------------
                                    June 29,    June 30,    June 29,    June 30,
                                      2002        2001        2002        2001
                                   ---------   ---------   ---------   ---------
Shares used in computing basic
   earnings (loss) per share       8,807,000   8,787,000   8,807,000   8,787,000
Dilutive effect of options and
   warrants                               --       1,000          --       3,000
                                   ---------   ---------   ---------   ---------
Shares used in computing diluted
   earnings (loss) per share       8,807,000   8,788,000   8,807,000   8,790,000
                                   =========   =========   =========   =========

For the three and six months ended June 29, 2002, options to purchase 473,653 shares of the Company's Common Stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings (loss) per share since the result would be anti-dilutive. For the three and six months ended June 30, 2001, options to purchase 448,286 and 413,286 shares, respectively, of the Company's common stock at exercise prices ranging from $3.00 to $11.75 per share were outstanding but were not included in the calculation of diluted earnings (loss) per share since the result would be anti-dilutive.

NOTE 7 -- CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, a patent dispute, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. The Company recorded a charge of $2,200,000 at December 31, 2001, primarily to cover potential costs relating to the dispute with the seller of an acquired business.

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

Creighton et al v. Cybex International, Inc., et al

This action is in the Superior Court of the State of California for the County of Orange. The plaintiffs are a corporation which is a terminated dealer of Trotter and its stockholder. The complaint states a number of causes of actions generally arising from the termination, including claims for fraud and negligent misrepresentation, breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, interference with contract and prospective business advantage and the intentional infliction of emotional distress. Plaintiffs in a Statement of Damages provided prior to the dismissal of claims discussed below alleged $15,000,000 of compensatory damages and sought $20,000,000 in punitive damages. On December 8, 1998, the trial court granted Cybex's motion for summary judgment of all claims asserted by the individual plaintiff and on March 4, 1999 the trial court granted Cybex's motion for summary judgment of all claims asserted by the corporate plaintiff. The plaintiffs appealed these summary adjudications. On February 25, 2002, the Court of Appeal determined that the trial court had properly granted summary adjudication on the individual claims and on the corporate plaintiff's intentional interference and breach of fiduciary duty claims, and reversed the summary adjudication on the corporate plaintiff's contract-based causes of action and intentional and negligent misrepresentation claims. Accordingly, the latter claims will proceed at the trial level. The Company intends to vigorously defend this litigation.

NOTE 8 -- INCOME TAXES

During the three months ended June 29, 2002, the Company recorded an income tax provision of $21,316,000 to record a valuation allowance against its net deferred tax assets. In accordance with SFAS No. 109, "Accounting For Income Taxes" projected future taxable income generally cannot be used as a basis for recovering deferred tax assets if there are cumulative losses during recent periods. Accordingly, as a result of the recent losses in 2002, this valuation allowance was recorded. Net deferred tax assets of approximately $21,316,000 are still available to the Company to offset future taxable income. Management will continually re-evaluate the need for the valuation allowance in future quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the ability of the Company to comply with the terms of its credit facility and to refinance such credit facility, and uncertainties relating to the implementation of the Company's restructuring plan. Further information on these and other factors, which could affect the Company's financial results, can be found in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K, including Part I thereof, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated April 9, 2002.

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

The Company responded to the decline in its sales, which commenced in the fourth quarter 2000, by pursuing a number of initiatives in 2001 and 2002 designed to increase sales and improve profitability, including developing new cardiovascular and strength models, changing its channels of distribution in the United Kingdom and parts of Europe, instituting changes in its independent authorized dealer standards, and restructuring its leasing and service operations. Many of the causes of the 2001 and 2002 sales decline will likely continue for the remainder of 2002. In addition, first quarter 2002 results were negatively impacted by shipping delays caused by the transition to new treadmill products. While the full impact of the Company's new product offerings was not felt during the first two quarters of 2002, the Company's three new treadmill offerings, eleven components of its new Eagle strength line and its new ARC Trainer, will all be in full production in the third quarter of 2002. Management believes that the impact of its initiatives, including these new product offerings, will result in net sales for the second half of 2002 surpassing net sales for the corresponding period of 2001 and that the Company will be profitable for the second half of 2002, although uncertainties in the U.S. and world economies and the overall fitness industry may preclude the Company from achieving such results.

RESULTS OF OPERATIONS

NET SALES

Cybex's net sales decreased $2,091,000, or 10%, to $18,005,000 for the second quarter 2002 from $20,096,000 for the second quarter 2001. For the six months ended June 29, 2002, net sales decreased $6,545,000, or 15% to $36,918,000 from $43,463,000 for the same period in 2001. The decrease is reflected in sales of both cardiovascular and strength equipment. For the second quarter of 2002, sales of cardiovascular products decreased $800,000, or 12%, to $6,008,000 and sales of strength products decreased $1,275,000, or 12%, to $9,642,000. For the six months ended June 29, 2002, sales of cardiovascular products decreased $3,943,000, or 25%, to $12,117,000 and sales of strength products decreased $2,644,000, or 12% to $19,773,000. The decline in the sales of these products was predominantly related to the Company's stricter credit policies, tighter warranty standards, and pricing policies adopted as part of its restructuring plan, to economic conditions, and, in the case of the six month period, to a five week treadmill shipping delay experienced during the first quarter as a result of the transition to the new treadmill products. Freight and other revenue decreased $120,000, or 10%, to $1,019,000 in the second quarter of 2002 and $43,000, or 2% to $2,085,000 for the six months ended June 29, 2002. Sales of parts increased by 5% in the second quarter to $1,559,000 and for the six months ended June 29, 2002 were comparable to 2001 at $3,208,000.

GROSS MARGIN

Gross margin decreased to 34.7% in the second quarter of 2002 from 35.7% in the corresponding prior year period due to lower volumes. Gross margin for the six months ended June 29, 2002 increased to 36.5% from 34.1% for the same period in 2001. The increase in gross margin was predominantly due to higher pricing and a higher percentage of strength equipment sales, which have higher margins. In addition, for the first six months of 2001, the Company's freight expense exceeded freight billings by $677,000 while freight expense exceeded freight billings by $197,000 for the same period in 2002. Freight billings approximated freight expense for the second quarters of both 2002 and 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $966,000, or 16.1%, to $6,981,000 in the second quarter 2002 compared to $6,015,000 in the second quarter 2001, predominantly due to increased product development and sales and marketing expenses. For the six months ended June 29, 2002, selling, general and administrative expenses increased by $1,105,000, or 9%, predominantly due to increased product development and sales and marketing expenses. This increase was partially offset by a second quarter 2002 reduction of $470,000 to a product liability reserve as a result of favorable claims experience and by a reduction in the first quarter of 2002 of $358,000 to the reserve for severance payments provided as part of the December 2000 restructuring plan reflecting lower than anticipated severance payments. Goodwill amortization of $124,000 and $248,000 was included in the second quarter 2001 and six months ended June 30, 2001 expenses, respectively. Amortization of goodwill was discontinued effective January 1, 2002 upon the adoption of SFAS 142.

INTEREST EXPENSE

Net interest expense decreased by $98,000 in the second quarter and $156,000 for the first six months of 2002 compared to the corresponding periods of 2001 due to lower borrowing levels.

INCOME TAXES

The Company's 2002 tax provision includes a charge of $21,316,000 to establish a valuation reserve for deferred taxes in accordance with SFAS 109 due to the Company's recent loss. Net deferred tax assets of $21,316,000 are still available to the Company to offset future taxable income. Management will re-evaluate the need for the valuation reserve in future quarters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2002, the Company had negative working capital of $9,313,000 compared to $3,735,000 of negative working capital at December 31, 2001. Working capital is negatively impacted by the requirement to classify the revolver loan balance of $6,287,000 at June 29, 2002 and

$7,368,000 at December 31, 2001 as a current liability as a result of the Company's lockbox arrangement with the bank whereby remittances from customers are used to reduce the outstanding revolver balance, although the revolver loan does not mature until December 31, 2003. Working capital was also negatively impacted by the reserve established in the second quarter 2002 for current deferred taxes of $5,269,000. Working capital also changed as a result of a $2,191,000 decrease in the current maturities of debt and a $2,441,000 decrease in accrued expenses offset by a $2,932,000 decrease in accounts receivables, a $1,087,000 decrease in cash and a $1,510,000 increase in accounts payable. The net change in working capital was predominantly the result of the Company's lower sales levels and the establishment of the deferred tax valuation allowance. The Company's debt-to-equity ratio at June 29, 2002 is not comparable to December 31, 2001 due to the $21,316,000 reserve established for deferred taxes.

In 2002, the Company generated $2,586,000 of cash from operating activities compared to $5,305,000 for 2001. Cash from operating activities for 2001 was negatively impacted by approximately $2,662,000 of severance payments which had been reserved as part of the Company's 2000 restructuring plan. Cash used in investing activities was for purchases of equipment and totaled $835,000 in 2002 compared to $870,000 in 2001. The 2002 purchases relate primarily to equipment and tooling for the manufacturing of new products and improvements to the Company's computer network.

On December 21, 2001, the Company and its banks agreed to a restructuring of the Company's Credit Agreement, with the Credit Agreement being amended and restated in full (the "Restated Credit Agreement"). The Restated Credit Agreement, among other things, extended the maturity date of the facility to December 31, 2003, restructured the indebtedness, reduced the monthly principal payments, amended the financial covenants under the facility, and waived all then outstanding defaults under the Credit Agreement. The Restated Credit Agreement provided for term loans with an initial balance of $19,167,000, a revolving loan availability equal to the lesser of $11,000,000 or an amount determined by reference to a borrowing base, and a letter of credit facility of up to $4,459,000. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note in the amount of $2,006,000. Pursuant to the terms of the Restated Credit Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional term loan in the same amount. After the end of the second quarter of 2002, the Company and the banks entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"), which amends the Restated Credit Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults and deferring principal payments otherwise due July 1, 2002.

In connection with the First Amendment, UM Holdings, Ltd., a principal stockholder of the Company, lent to the Company, on a subordinated basis, $500,000 in July 2002, and agreed to lend on a subordinated basis an additional $500,000 if certain events do not occur on or before October 15, 2002.

At June 29, 2002, there was outstanding under the Credit Agreement $19,485,000 in term loans, $6,287,000 in revolving loans and $1,947,000 in letters of credit, with $658,000 in unused availability under the revolver loan.

Pursuant to the Restated Credit Agreement, the Company issued warrants to the banks to purchase 263,501 shares of the Company's Common Stock at an exercise price of $1.269 per share; and additional warrants to purchase 264,211 shares of the Company's Common Stock became exercisable on July 30, 2002, at an exercise price of $1.269 per share. Pursuant to the Restated Credit Agreement, as amended, the Company is required to pay fees of $281,000 on December 31, 2002, if the facility is not retired in full prior to September 30, 2002, fees of $400,000 if the facility is not retired in full prior to March 31, 2003 and fees of $281,000 if the facility is not retired in full prior to December 31, 2003. Management is seeking to refinance the existing facility; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company.

The Company relies upon cash flows from its operations and borrowings under its Credit Agreement to fund its working capital and capital expenditure requirements, and a decline in sales or margins or a failure to remain in compliance with the terms of the Credit Agreement could result in the Company having insufficient funds for such purposes. Management believes that the cash flows and availability under the Company's Credit Agreement will be sufficient to fund its general working capital and capital expenditure needs into 2003.

As of June 29, 2002, the Company had approximately $31,800,000 in net operating loss carry forwards of which approximately $18,000,000 is available to offset 2002 taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company's obligations and commitments to make future payments under debt, royalty and lease agreements as of June 29, 2002:

                                                Less Than      One to     Four to Five   After Five
                                    TOTAL       One Year    Three Years      Years         Years
                                 -----------   ----------   -----------   ------------   ----------
Contractual obligations:
   Long-term debt                $27,672,000   $4,390,000   $22,882,000     $400,000     $       --
   Royalty agreement               3,830,000      410,000     1,080,000      360,000      1,980,000
   Operating lease commitments       483,000      205,000       266,000       12,000             --

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by Cybex are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. The Company has entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. The Company is subject to recourse provisions, which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which are generally equal to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At June 29, 2002, the maximum contingent liability under all recourse provisions was approximately $1,579,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at June 29, 2002 and December 31, 2001.

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

Warranty reserve. Currently, all products are warranted for one year for labor and ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. Prior to December 31, 2000, the Company generally provided a three year warranty on cardiovascular products. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from management's estimates, adjustments to the warranty liability would be required.

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

Valuation of deferred tax assets. The Company established, during the second quarter 2002, a valuation allowance of $21,316,000 against the carrying value of the net deferred tax assets. Approximately $57,000,000 of future taxable income is needed to fully realize the Company's net deferred tax asset. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

          None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders of the Company was held on May 7, 2002. At the meeting, action was taken on the following matters:

          1. Joan Carter and Alan H. Weingarten were re-elected as directors of the Company. The terms of office of John Aglialoro, James H. Carll, David D. Fleming, Arthur W. Hicks Jr., and Jerry Lee continued after the meeting.

          2. An amendment to reserve an additional 500,000 shares of common stock for issuance under the Company's 1995 Omnibus Incentive Plan was approved.

          3. The Company's 2002 Stock Retainer Plan for Nonemployee Directors was approved.

          The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

                                                  Shares     Shares              Abstentions/
                                                  Voted      Voted     Shares       Broker
                                                   For      Against   Withheld     Non-Votes
                                                ---------   -------   --------   ------------
          1. Election of Directors
               Joan Carter                      8,188,432        --    66,424             --
               Alan H. Weingarten               8,187,446        --    67,410             --

          2. Amend the 1995 Omnibus Incentive
             Plan                               5,858,671   151,821        --      2,244,364

          3. Approval of the 2002 Stock
             Retainer Plan for Nonemployee
             Directors                          5,894,754   101,693        --      2,258,409

     ITEM 5. OTHER INFORMATION

          None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------
               Exhibit 99.1 - Statement of Chief Executive Officer

               Exhibit 99.2 - Statement of Chief Financial Officer

          (b)  Reports on Form 8-K
               -------------------
               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cybex International, Inc.


                                   By:  /s/ John Aglialoro
                                       -----------------------------------------
        August 13, 2002                 John Aglialoro
                                        President and Chief Executive Officer


                                   By:  /s/ Arthur W. Hicks, Jr.
                                       -----------------------------------------
        August 13, 2002                 Arthur W. Hicks, Jr.
                                        Chief Financial Officer