Form 10-Q
period 2002-09-28
CYBEX INTERNATIONAL INC
filed 2002-11-08
CIK 60876

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              --------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 28, 2002.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.


Commission file number 0-4538


                            Cybex International, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                New York                                  11-1731581
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)


10 Trotter Drive, Medway, Massachusetts                     02053
--------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code     (508) 533-4300
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 6, 2002, the Registrant had outstanding 8,803,232 shares of Common Stock, par value $0.10 per share, which is the Registrant's only class of Common Stock.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements

                      Condensed Consolidated Statements of Operations (unaudited) -
                      Three and nine months ended September 28, 2002 and September 29, 2001             3

                      Condensed Consolidated Balance Sheets - September 28, 2002
                      (unaudited) and December 31, 2001                                                 4

                      Condensed Consolidated Statements of Cash Flows (unaudited) -- Nine
                      months ended September 28, 2002 and September 29, 2001                            5

                      Notes to Condensed Consolidated Financial Statements (unaudited)                  6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                              14


           Item 3.  Quantitative and Qualitative Disclosure about Market Risk                          19

           Item 4.  Controls and Procedures                                                            19

PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                  20

           Item 2.  Changes in Securities and Use of Proceeds                                          20

           Item 3.  Defaults Upon Senior Securities                                                    20

           Item 4.  Submission of Matters to a Vote of Security Holders                                20

           Item 5.  Other Information                                                                  20

           Item 6.  Exhibits and Reports on Form 8-K                                                   20

Signatures                                                                                             22

Certifications                                                                                         23

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                  -------------------------------------   -------------------------------------
                                                   September 28,       September 29,        September 28,      September 29,
                                                        2002               2001                 2002               2001
                                                  -----------------  ------------------   ------------------ ------------------
Net sales                                            $  19,898         $  19,378            $  56,816          $  62,841
Cost of sales                                           13,042            12,004               36,467             40,649
                                                  -----------------  ------------------   ------------------ ------------------
     Gross profit                                        6,856             7,374               20,349             22,192

Selling, general and administrative expenses
                                                         6,353             5,828               19,866             18,236
                                                  -----------------  ------------------   ------------------ ------------------

     Operating income                                      503             1,546                  483              3,956

Interest income                                              8                 4                   17                122
Interest expense                                          (908)             (938)              (2,479)            (2,750)
Other income (expense)                                      23              (314)                 107               (338)
                                                  -----------------  ------------------   ------------------ ------------------
     Income (loss) before income taxes                    (374)              298               (1,872)               990
Income  taxes                                               14               125               20,700                416
                                                  -----------------  ------------------   ------------------ ------------------

     Net income (loss)                               $    (388)        $     173            $ (22,572)         $     574
                                                  =================  ==================   ================== ==================

Basic and diluted net income (loss)  per share
                                                     $    (.04)        $     .02            $   (2.56)         $     .07
                                                  =================  ==================   ================== ==================


See notes to the condensed consolidated financial statements.

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                   September 28,           December 31,
                                                                                        2002                   2001
                                                                                 -------------------    -------------------
                                                                                    (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                     $       691           $     1,315
     Accounts receivable, net of allowance of $1,873 and $2,196                         11,703                13,839
     Inventories                                                                         8,166                 7,907
     Deferred income taxes, net                                                              -                 5,269
     Prepaid expenses and other                                                          1,257                 1,325
                                                                                 -------------------    -------------------
          Total current assets                                                          21,817                29,655
Property, plant and equipment, net                                                      17,330                19,145
Goodwill, net                                                                           11,247                11,247
Deferred income taxes, net                                                                   -                15,895
Other assets                                                                             1,788                 1,635
                                                                                 -------------------    -------------------
                                                                                   $    52,182            $   77,577
                                                                                 ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                          $   11,955             $   12,868
     Accounts payable                                                                   9,375                  7,146
     Accrued expenses                                                                   9,804                 13,376
                                                                                 -------------------    -------------------
          Total current liabilities                                                    31,134                 33,390
Long-term debt                                                                         17,112                 17,622
Accrued warranty obligation                                                               520                    843
Other liabilities                                                                       2,649                  2,678
                                                                                 -------------------    -------------------
          Total liabilities                                                            51,415                 54,533
                                                                                 -------------------    -------------------
Contingencies (Note 7)
Stockholders' Equity:
     Common stock, $.10 par value, 20,000 shares authorized, 9,022 shares
        issued                                                                            902                    902
     Additional paid-in capital                                                        45,291                 44,990
     Treasury stock, at cost (218 and 213 shares)                                      (2,264)                (2,258)
     Accumulated deficit                                                              (43,081)               (20,509)
     Accumulated other comprehensive loss                                                 (81)                   (81)
                                                                                 -------------------    -------------------
          Total stockholders' equity                                                      767                 23,044
                                                                                 -------------------    -------------------
                                                                                   $   52,182             $   77,577
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

                   CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              Nine Months Ended
                                                                                  -------------------------------------------
                                                                                    September 28,           September 29,
                                                                                         2002                    2001
                                                                                  -------------------     -------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                              $    (22,572)           $       574
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization                                               3,403                  3,740
               Provision for doubtful accounts                                               232                    (27)
               Deferred income taxes                                                      20,700                    416
               Net change in other operating assets and liabilities                          212                    699
                                                                                  -------------------     -------------------

                   NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,975                  5,402
                                                                                  -------------------     -------------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (1,124)                (1,523)
                                                                                  -------------------     -------------------

                   NET CASH USED IN INVESTING ACTIVITIES                                  (1,124)                (1,523)
                                                                                  -------------------     -------------------

FINANCING ACTIVITIES:
     Payments of long-term debt                                                           (2,354)                (2,577)
     Borrowings from stockholder                                                           1,000                      -
     Net payments under the revolving loan                                                   (69)                (3,073)
     Deferred refinancing costs                                                              (46)                  (271)
     Purchase of treasury stock                                                               (6)                    (7)
                                                                                  -------------------     -------------------


                   NET CASH USED IN FINANCING ACTIVITIES                                  (1,475)                (5,928)
                                                                                  -------------------     -------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (624)                (2,049)

CASH AND CASH EQUIVALENTS, beginning of period                                             1,315                  3,354
                                                                                  -------------------     -------------------

CASH AND CASH EQUIVALENTS, end of period                                            $        691             $    1,305
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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2 -- RECENT  ACCOUNTING PRONOUNCEMENTS

Derivatives

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. SFAS No. 133 required the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

The amount of the transition adjustment recorded in accumulated other comprehensive income (loss) as a result of recognizing all derivatives that were designated as cash flow hedging instruments at fair value amounted to an unrealized gain of $212,000 at January 1, 2001.

The Company recognizes derivatives on the balance sheet at fair value. At September 28, 2002 and December 31, 2001, derivative instruments consist solely of an interest rate swap, which is used to reduce the Company's exposure to interest rate fluctuations on its variable rate term debt (see Note 4). The interest rate swap has been designated as a cash flow hedge. Changes in the fair value of the derivative were initially recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affected earnings.

Effective April 12, 2001, the Company discontinued hedge accounting, prospectively, as a result of the change in the interest rate on its term debt from a LIBOR-based rate to a Base Rate and the change in the forecasted principal repayment dates (see Note 4). For the three months ended March 31, 2001, the Company recorded an unrealized loss of $293,000 in accumulated other comprehensive loss for the change in the fair value of the interest rate swap. For the three and nine months ended September 29,

2001, the Company recorded a charge of $314,000 and $338,000, respectively, within other income (expense) for the change in fair value of the interest rate swap. For the three and nine months ended September 28, 2002, the Company recorded a gain of $23,000 and $107,000, respectively, within other income (expense) for the change in the fair value of the interest rate swap during the period.

Business Combinations

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provided for the discontinuance of amortization of goodwill effective January 1, 2002 and established methodologies for determining the impairment of the carrying value of goodwill.

All of the Company's previous business combinations were accounted for using purchase accounting and all of the excess purchase price from these transactions was allocated to goodwill. The following table illustrates adjusted net income and basic and diluted earnings per share as if these pronouncements were adopted as of January 1, 2001:

                                                        Three Months Ended                            Nine Months Ended
                                             ------------------------------------------    -----------------------------------------
                                               September 28,           September 29,          September 28,          September 29,
                                                   2002                    2001                   2002                   2001
                                             ------------------      ------------------    ------------------    -------------------
Adjusted net income:
         Net income (loss)                       $ (388)               $      173            $    (22,572)              $  574
         Add back:  Goodwill
           amortization, net of tax                   -                       119                       -                  357
                                             ------------------      ------------------    ------------------    -------------------
         Adjusted net income (loss)              $ (388)               $      292            $    (22,572)              $  931
                                             ==================      ==================    ==================    ===================

Basic and diluted earnings (loss) per share:

         Reported                                $ (.04)               $      .02            $      (2.56)              $  .07
         Goodwill amortization                        -                       .01                       -                  .03
                                             ------------------      ------------------    ------------------    -------------------
         Adjusted basic and diluted
           earnings (loss) per share             $ (.04)               $      .03            $      (2.56)              $  .10
                                             ==================      ==================    ==================    ===================

Management determined that goodwill was not impaired at January 1, 2002 and September 28, 2002 under SFAS No. 142, based on the estimated enterprise value of the Company, using various valuation methods. If the assumptions and estimates used to determine the fair value of the Company change in the future, the Company may be required to record an impairment charge related to goodwill.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 supersedes SFAS No. 121 and APB No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on the financial position or results of operations of the Company.

NOTE 3 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

                                                           September 28,                 December 31,
                                                               2002                          2001
                                                       ----------------------         --------------------
Raw materials                                          $     3,466,000                $    3,121,000
Work in process                                              1,522,000                     1,452,000
Finished goods                                               3,178,000                     3,334,000
                                                       ----------------------         --------------------
                                                       $     8,166,000                $    7,907,000
                                                       ======================         ====================

NOTE 4 -- LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                                                           September 28,                 December 31,
                                                               2002                          2001
                                                       ----------------------         --------------------
Bank revolving loan                                    $     7,299,000                $    7,368,000
Bank term loans                                             18,868,000                    18,916,000
Industrial development revenue bond                          1,900,000                     2,200,000
Promissory note                                                      -                     2,006,000
Borrowings from stockholder                                  1,000,000                             -
                                                       ----------------------         --------------------
                                                            29,067,000                    30,490,000
Less - current portion                                     (11,955,000)                  (12,868,000)
                                                       ----------------------         --------------------
                                                       $    17,112,000                $   17,622,000
                                                       ======================         ====================

On May 21, 1998, the Company entered into a Credit Agreement (the "Agreement") with several banks that consisted of a $26,700,000 revolving loan (the "Revolver"), increased to $30,000,000 in May 1999, and a $25,000,000 term loan. On April 12, 2001, the Agreement was amended to, among other things, revise the financial covenants; waive financial covenant defaults that existed at the time; fix May 1, 2002 as the maturity date of all loans under the Agreement; reduce the availability under the revolving loan facility to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula and provide certain additional collateral to the banks. On December 21, 2001, the Agreement was amended and restated in its entirety (the "Restated Agreement") to provide for an $11,000,000 revolving loan, subject to a borrowing base formula based on accounts receivable and inventory (the "Revolver"), term loans totaling $19,167,000 (the "Term Loans"), and a letter of credit facility of $4,459,000. Under the Restated Agreement, the facility expires on December 31, 2003. The total principal due to the banks did not change as a result of the Restated Agreement; however there was a $3,250,000 reclassification between the Revolver and Term Loans. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note of $2,006,000. Pursuant to the terms of the Restated Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional Term Loan in the same amount. After the end of the second quarter of 2002, the Company and the banks entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"), which amends the Restated Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults and deferring principal payments otherwise due July 1, 2002.

In connection with the First Amendment, UM Holdings Ltd., a principal stockholder of the Company, lent to the Company, on a subordinated basis, $1,000,000 bearing interest at 10% and maturing January 1, 2004, or earlier if the Agreement is repaid. On September 30, 2002, the Company and the banks entered into the Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment"), which amends the Restated Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults, and increasing the borrowing base under the Revolver, from the date of the Second Amendment to December 31, 2002, by an overadvance of $1,100,000. The repayment of this $1,100,000 overadvance has been guaranteed by UM Holdings Ltd.

Under the Restated Agreement, the Revolver expires on December 31, 2003; however, it is classified as a current liability as a result of the Company's lockbox arrangement with the banks whereby remittances from the Company's customers are used to reduce the outstanding Revolver balance. At September 28, 2002, the unused availability under the Revolver was $2,591,000 (which does not include the $1,100,000 overadvance provided by the Second Amendment). The Term Loans are due in equal monthly principal installments of $294,000, with four additional monthly payments of $133,000 due beginning on September 30, 2002, and a final payment of all principal due on December 31, 2003. Interest is payable monthly.

Under the Restated Agreement, borrowings under the Revolver bear interest at the Base Rate plus 2 percent, except for the overadvance, which will bear interest at the Base Rate plus 3.50 percent, and borrowings under the Term Loans bear interest at the Base Rate plus 3 percent. The Base Rate is equal to the greater of the prime rate, as defined, or the federal funds effective rate plus 50 basis points. The Base Rate was 4.75% at September 28, 2002. From March 31, 2001 through December 21, 2001, borrowings under the Revolver bore interest at the Base Rate plus rates ranging from 1% to 2% and borrowings under the Term Loans bore interest at the Base Rate plus rates ranging from 1.5% to 3%. The Company is required to pay commitment fees equal to .5% of the unused Revolver. Prior to March 31, 2001, the Revolver and Term Loan borrowings bore interest at the Company's option of either the Base Rate or LIBOR plus an applicable margin that varied depending on the Company's level of compliance with certain financial covenants, as defined.

In November 1998, the Company entered into an Interest Rate Swap Agreement whereby the Company receives a variable LIBOR rate and pays a fixed rate of 5.04% through December 2003. The purpose of the Interest Rate Swap was to fix the interest rate on the Term Loans and the notional amount of the Interest Rate Swap amortizes based on the original terms of the Term Loan. At September 28, 2002, the notional amount of the Interest Rate Swap was $8,500,000. At September 28, 2002, the Company received interest at a rate of 1.855% and paid interest at a rate of 5.04% under the Interest Rate Swap.

In connection with the Restated Agreement, the Company issued warrants to the banks to purchase 263,501 shares of common stock at an exercise price of $1.269 per share. The warrants have a term of 10 years and are exercisable immediately. The fair value of the warrants of $209,000 was accounted for as an additional deferred financing cost. The fair value of the warrants was determined using the Black-Scholes pricing model using expected volatility of 60%, the contractual term of the warrants and a risk-free interest rate of 5.25%. Additional warrants, representing 264,211 shares of the Company's common stock became exercisable as of July 30, 2002, at an exercise price of $1.269 per share. The fair value of these warrants of $276,000 was accounted for as additional deferred financing cost in the third quarter of 2002. Pursuant to the Restated Agreement, as amended, the Company is required to pay fees of $281,000 on December 31, 2002, fees of $400,000 on March 31, 2003 if the facility is not retired in full prior to March 31, 2003 and fees of $281,000 on December 31, 2003 if the facility is not retired in full prior to December 31, 2003. Management is seeking to refinance the existing facility; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company. Pursuant to the Second Amendment, the Company has retained an investment banking firm to assist the Company in its efforts to refinance the existing facility.

Pursuant to the Restated Agreement, as amended, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain cumulative minimum earnings before interest, taxes, depreciation and amortization levels, maximum capital expenditures and a maximum leverage ratio. Additionally, the Company currently does not have the ability under the Restated Agreement to pay cash dividends. Borrowings under the Restated Agreement are secured by substantially all of the Company's assets with certain exceptions.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.75% at September 28, 2002) with interest payable monthly and principal payable annually through May 2007. A letter of credit of $1,941,000 is outstanding under the Restated Agreement for the benefit of the bondholders to guarantee principal and interest payments.

NOTE 5 -- RESTRUCTURING CHARGES

In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. During the March 30, 2002 quarter, the Company adjusted the reserve for severance payments provided as part of the December 2000 restructuring plan resulting in a reduction to selling, general and administrative expenses of $358,000. This adjustment to the reserve occurred as a result of a change in required future payments which occurred during the first quarter of 2002. Management's plans with respect to the December 2000 restructuring plan are substantially complete.

The following table summarizes accrued restructuring costs at September 28, 2002:


                                                      Balance                  Utilized/                Balance
                                                 December 31, 2001             Reversed           September 28, 2002
                                             ---------------------------   ------------------   ------------------------
          Severance and other                       $  525,000                $ (498,000)             $   27,000
          License settlement                         2,426,000                   (92,000)              2,334,000
                                             ---------------------------   ------------------   ------------------------
                                                    $2,951,000                $ (590,000)             $2,361,000
                                             ===========================   ==================   ========================


NOTE 6 -- EARNINGS (LOSS) PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

                                               Three Months Ended                          Nine Months Ended
                                     ----------------------------------------   ----------------------------------------
                                       September 28,        September 29,         September 28,         September 29,
                                           2002                  2001                 2002                  2001
                                     ------------------   -------------------   ------------------    ------------------
Shares used in computing basic net
   income (loss) per share               8,806,000            8,786,000             8,806,000             8,786,000
Dilutive effect of options and
   warrants                                      -                1,000                     -                 3,000
                                     ------------------   -------------------   ------------------    ------------------
Shares used in computing diluted
   net income (loss) per share           8,806,000            8,787,000             8,806,000             8,789,000
                                     ==================   ===================   ==================    ==================

For the three and nine months ended September 28, 2002, options to purchase 453,278 shares of the Company's common stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted net income (loss) per share since the result would be anti-dilutive. For the three and nine months ended September 29, 2001, options to purchase 472,911 and 412,911 shares, respectively, of the Company's common stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted net income (loss) per share since the result would be anti-dilutive.

NOTE 7 -- CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. The Company recorded a charge of $2,200,000 at December 31, 2001, primarily to cover potential costs relating to the dispute with the seller of an acquired business.

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company's wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. In accordance with Pennsylvania practice, the complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff's employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff.

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs' claims, it also found that the Company owes certain incentive compensation payments totaling approximately $873,000 and rent of approximately $38,000, plus interest. A motion is pending before the trial judge to award to the plaintiffs their attorneys fees and a further sum under the Wage Payment and Collection Law equal to 25% of the awarded compensation payments. The Company intends to vigorously defend this motion and to also vigorously pursue the appeal of the portion of the jury award related to incentive compensation.

Hot New Products v. Cybex International, Inc., et al

This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter. Shortly after the termination, plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust Complaint in federal court, alleging price discrimination and price and territory conspiracy violations; the State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. The Company intends to vigorously defend this litigation.

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

NOTE 8 -- INCOME TAXES

During the three months ended June 29, 2002, the Company recorded an income tax provision of $21,316,000 to record a valuation allowance against its net deferred tax assets. In accordance with SFAS No. 109, "Accounting For Income Taxes," projected future taxable income generally cannot be used as a basis for recovering deferred tax assets if there are cumulative losses during recent periods. Accordingly, as a result of the recent losses in 2002, this valuation allowance was recorded. At September 28, 2002, deferred tax assets of approximately $21,473,000 are available to the Company to offset future tax liabilities. Management will continually re-evaluate the need for the valuation allowance in future periods.

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

OVERVIEW AND OUTLOOK

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

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in US and global economic conditions and in the fitness industry, together with the Company's reliance on newly-introduced products, make it particularly difficult to predict product demand and other related matters, and may preclude the Company from achieving expected results.

The Company responded to the decline in its sales, which commenced in the fourth quarter 2000, by pursuing a number of initiatives in 2001 and 2002 designed to increase sales and improve profitability, including developing new cardiovascular and strength models, changing its channels of distribution in the United Kingdom and parts of Europe, instituting changes in its independent authorized dealer standards, and restructuring its leasing and service operations. Many of the causes of the 2001 and 2002 sales decline will continue for the remainder of 2002. In addition, first quarter of 2002 results were negatively impacted by shipping delays caused by the transition to new treadmill products. While the full impact of the Company's new product offerings was not felt during the first nine months of 2002, the Company's three new treadmill offerings, eleven components of its new Eagle strength line and its new ArcTrainer all entered full production in the third quarter of 2002. Management believes that the impact of its initiatives, including these new product offerings, will have a positive effect on the balance of the year. Net sales in the fourth quarter of 2002 are expected to exceed the net sales of $22,381,000 achieved in the fourth quarter of 2001, and the Company is expecting to be profitable for the fourth quarter of 2002.

RESULTS OF OPERATIONS

NET SALES

Cybex's net sales increased $520,000, or 3%, to $19,898,000 for the third quarter of 2002 from $19,378,000 for the third quarter of 2001. For the nine months ended September 28, 2002, net sales decreased $6,025,000, or 10%, to $56,816,000 from $62,841,000 for the same period in 2001. For the third quarter of 2002, sales of cardiovascular products increased $1,414,000, or 23%, to $7,627,000 and sales of strength products decreased $774,000, or 7%, to $9,970,000. The third quarter sales increase is attributable to the introduction of new products in 2002, including $1,722,000 of sales of the Company's new cardiovascular product, the ArcTrainer, which began full production in the quarter. In addition to the ArcTrainer, treadmill sales increased in the third quarter compared to 2001 as a result of new models introduced earlier in 2002 and sales of bikes and steppers decreased from 2001. For the nine months ended September 28, 2002, sales of cardiovascular products decreased $2,668,000, or 12%, to $19,685,000 and sales of strength products decreased $3,586,000, or 11%, to $29,480,000. The decline in the sales of these products during the nine month period was predominantly related to the Company's stricter credit policies, tighter warranty standards and pricing policies adopted as part of its restructuring plan, and to economic conditions. Freight and other revenue decreased $120,000, or 13%, to $712,000 in the third quarter of 2002 and increased $229,000, or 13%, to $2,684,000 for the nine months ended September 28, 2002 compared to the corresponding periods of 2001. Sales of parts and service were $1,589,000 and $4,967,000 for the three and nine months ended September 28, 2002, respectively, and were comparable to the corresponding 2001 periods.

GROSS MARGIN

Gross margin decreased to 34.5% in the third quarter of 2002 from 38.1% in the corresponding prior year period due to production inefficiencies caused by the introduction of new products, including the ArcTrainer and the Eagle strength line. The Company expects margins to improve with production experience relating to these new products. Gross margin for the nine months ended September 28, 2002 increased to 35.8% from 35.3% for the same period in 2001. The increase in gross margin during the nine months was predominantly due to higher pricing and improvement in the Company's freight billings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $525,000, or 9%, to $6,353,000 in the third quarter of 2002 compared to $5,828,000 in the third quarter of 2001, predominantly due to increased sales and marketing expenses. For the nine months ended September 28, 2002, selling, general and administrative expenses increased by $1,630,000, or 9%, compared to the same period in 2001 predominantly due to increased sales and marketing expense and product development expenses. This increase was partially offset by a second quarter 2002 reduction of $470,000 to a product liability reserve as a result of favorable claims experience and by a reduction in the first quarter of 2002 of $358,000 to the reserve for severance payments provided as part of the December 2000 restructuring plan, reflecting lower than anticipated severance payments. Goodwill amortization of $124,000 and $372,000 was included in the third quarter of 2001 and nine months ended September 29, 2001 expenses, respectively. Amortization of goodwill was discontinued effective January 1, 2002 upon the adoption of SFAS No. 142.

INTEREST AND OTHER

Net interest and other expense decreased by $371,000 in the third quarter of 2002 and $611,000 for the first nine months of 2002 compared to the corresponding periods of 2001 due to lower borrowing levels and favorable changes in the fair value of the interest rate swap in 2002 versus unfavorable changes in 2001.

INCOME TAXES

The Company's 2002 tax provision for the nine months ended September 28, 2002 includes a charge of $21,316,000 to establish a valuation reserve for deferred taxes in accordance with SFAS No. 109. Deferred tax assets of $21,473,000 are available to the Company to offset future tax liabilities. Management will re-evaluate the need for the valuation reserve in future periods. The Company is not expected to recognize a significant tax provision until a substantial portion of the net operating losses are utilized.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2002, the Company had negative working capital of $9,317,000 compared to $3,735,000 of negative working capital at December 31, 2001. Working capital is negatively impacted by the requirement to classify the revolver loan balance of $7,299,000 at September 28, 2002 and $7,368,000 at December 31, 2001
as a current liability as a result of the Company's lockbox arrangement with the bank whereby remittances from customers are used to reduce the outstanding revolver balance, although the revolver loan does not mature until December 31, 2003. The net change in working capital was predominantly the result of the Company's lower sales levels Working capital was also negatively impacted by the valuation allowance established in the second quarter of 2002 for current deferred taxes of $5,269,000.

For the nine months ended September 28, 2002, the Company generated $1,975,000 of cash from operating activities compared to $5,402,000 for 2001. The decrease in cash from operating activities in 2002 compared to 2001 largely reflects the net loss in 2002. Cash from operating activities for 2001 was negatively impacted by approximately $3,031,000 of severance payments which had been accrued for as part of the Company's 2000 restructuring plan. Cash used in investing activities was for purchases of equipment and totaled $1,124,000 in 2002 compared to $1,523,000 in 2001. The 2002 purchases relate primarily to equipment and tooling for the manufacturing of new products and improvements to the Company's computer network.

On December 21, 2001, the Company and its banks agreed to a restructuring of the Company's Credit Agreement, with the Credit Agreement being amended and restated in full (the "Restated Credit Agreement"). The Restated Credit Agreement, among other things, extended the maturity date of the facility to December 31, 2003, restructured the indebtedness, reduced the monthly principal payments, amended the financial covenants under the facility, and waived all then outstanding defaults under the Credit Agreement. The Restated Credit Agreement provided for term loans with an initial balance of $19,167,000, a revolving loan availability equal to the lesser of $11,000,000 or an amount determined by reference to a borrowing base, and a letter of credit facility of up to $4,459,000. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note in the amount of $2,006,000. Pursuant to the terms of the Restated Credit Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional term loan in the same amount. After the end of the second quarter of 2002, the Company and the banks entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"), which amends the Restated Credit Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults and deferring principal payments otherwise due July 1, 2002. In connection with the First Amendment, UM Holdings Ltd., a principal stockholder of the Company, lent to the Company, on a subordinated basis, $1,000,000 that matures on January 1, 2004, or earlier if the credit agreement is repaid. On September 30, 2002, the Company and the banks entered into the Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment"), which amends the Restated Agreement in certain respects, including revising the financial covenants through December 31, 2002 and increasing the borrowing base under the revolver, from the date of the Second Amendment until December 31, 2002, by an overadvance of $1,100,000. The repayment of this $1,100,000 overadvance has been guaranteed by UM Holdings Ltd.

At September 28, 2002, there was outstanding under the Credit Agreement $18,868,000 in term loans, $7,299,000 in revolving loans and $1,947,000 in letters of credit. Availability under the revolver loan fluctuates daily, and for much of the third quarter there was little unused availability. At September 28, 2002, there was $2,591,000 in unused availability under the revolving loan, not including the $1,100,000 overadvance subsequently provided by the Second Amendment.

Pursuant to the Restated Credit Agreement, the Company issued warrants to the banks to purchase 263,501 shares of the Company's common stock at an exercise price of $1.269 per share and additional warrants to purchase 264,211 shares of the Company's common stock became exercisable on July 30,

2002, at an exercise price of $1.269 per share. Pursuant to the Restated Credit Agreement, as amended, the Company is required to pay fees of $281,000 on December 31, 2002, fees of $400,000 if the facility is not retired in full prior to March 31, 2003 and fees of $281,000 if the facility is not retired in full prior to December 31, 2003. Management is seeking to refinance the existing facility, which has a maturity date of December 31, 2003. Pursuant to the Second Amendment, the Company has retained an investment banking firm to assist the Company in its efforts to refinance the existing facility; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company.

The Company relies upon cash flows from its operations and borrowings under its Credit Agreement to fund its working capital and capital expenditure requirements, and a decline in sales or margins or a failure to remain in compliance with the terms of the Credit Agreement could result in the Company having insufficient funds for such purposes. During the second half of 2002, the Company has also relied upon $1,000,000 of loans from, and the guaranty of the $1,100,000 overadvance by, UM Holdings Ltd. UM Holdings Ltd. has no obligation to provide such support to the Company, and there is no assurance it will do so in the future. Management believes that its cash flows and availability under the Company's Restated Credit Agreement will be sufficient to fund its general working capital and capital expenditure needs into 2003.

As of September 28, 2002, the Company had approximately $31,800,000 in net operating loss carry forwards of which approximately $18,000,000 are available to offset 2002 taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company's obligations and commitments to make future payments under debt, royalty and lease agreements as of September 28, 2002:

                                                              Less Than           One to       Four to Five      After Five
Contractual obligations:                       TOTAL           One Year      Three Years              Years           Years
                                               -----           --------      -----------              -----           -----
   Long-term debt                        $29,067,000        $ 4,656,000     $ 24,011,000          $ 400,000       $       -
   Royalty agreement                       3,740,000            410,000        1,080,000            360,000       1,890,000
   Operating lease commitments               802,000            325,000          477,000                  -               -


OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by Cybex are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. The Company has entered into agreements, generally subject to limited recourse, to sell certain lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. Under limited recourse provisions, the Company may be required to repurchase or replace leases in default. In return, the Company would receive the collateral position in the defaulted leases. The recourse provisions, which are generally limited to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At September 28, 2002, the maximum contingent liability under all recourse provisions was approximately $2,346,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at September 28, 2002 and December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to the allowance for doubtful accounts, realizability of inventory, reserve for warranty obligations, legal matters, impairment of goodwill, and valuation of deferred tax assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company's results of operations and financial position.

Allowance for doubtful accounts. Management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer's current credit-worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of a specific customer or the Company's general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Warranty reserve. Since January 1, 2001, all products are warranted for one year for labor and ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. Prior to December 31, 2000, the Company generally provided a three year warranty on cardiovascular products. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from management's estimates, adjustments to the warranty liability would be required.

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

Valuation of deferred tax assets. The Company established, during the second quarter of 2002, a valuation allowance of $21,316,000 against the carrying value of its deferred tax assets. Approximately $57,000,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company's deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 2001 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Within ninety days prior to the filing of this Report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
               None

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

      ITEM 5.  OTHER INFORMATION
               None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits
                        --------
                        Exhibit 10.1 - Amended and Restated 1995 Omnibus Incentive Plan, as amended.

                        Exhibit 10.2 - 2002 Stock Retainer Plan for Nonemployee Directors.

                        Exhibit 10.3 - First Amendment to Amended and Restated Credit Agreement, dated as of July 24, 2002, among the Company, the Company's subsidiaries which are parties thereto, Wachovia Bank, National Association, as administrative agent, and the lenders which are parties thereto.

                        Exhibit 10.4 - Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2002, among the Company, the Company's subsidiaries which are parties thereto, Wachovia Bank, National Association, as administrative agent, and the lenders which are parties thereto.

                        Exhibit 10.5 - Subordination Agreement dated July 24, 2002, among the Company, UM Holdings, Ltd., Wachovia Bank, National Association, Fleet National Bank and Fleet Capital Corporation.

                        Exhibit 10.6 - Subordinated Promissory Note dated July 24, 2002 in the principal amount of $500,000 payable to the order of UM Holdings, Ltd.

                        Exhibit 10.7 - Subordinated Promissory Note dated September 16, 2002 in the principal amount of $500,000, payable to the order of UM Holdings, Ltd.

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

                               Cybex International, Inc.
                               ---------------------------------------------



                               By:    /s/ John Aglialoro
                                      --------------------------------------
     November 7, 2002                 John Aglialoro
     ----------------                 Chairman and Chief Executive Officer


                               By:    /s/ Arthur W. Hicks, Jr.
                                      --------------------------------------
     November 7, 2002                 Arthur W. Hicks, Jr.
     ----------------                 Chief Financial Officer

CERTIFICATION

I, John Aglialoro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cybex International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002
       ----------------                             /s/ John Aglialoro
                                                  ------------------------

                                                      Chairman and CEO
                                                  -------------------------

CERTIFICATION

I, Arthur W. Hicks, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cybex International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002
       ----------------                           /s/ Arthur W. Hicks, Jr.
                                                  ------------------------

                                                   Chief Financial Officer
                                                  -------------------------