Form 10-K
period 2002-12-31
CYBEX INTERNATIONAL INC
filed 2003-04-15
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Commission file number    0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code(508) 533-4300
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered

Common Stock, $.10 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.    Yes [X]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [    ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $7,091,202.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 28, 2003

Common Stock, $.10 Par Value — 8,830,962 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

PART I

ITEM 1.    BUSINESS

General

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a leading manufacturer of exercise equipment which develops, manufactures and markets premium performance, professional quality strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. (“Trotter”) and Tectrix Fitness Equipment, Inc. (“Tectrix”). The Company also has a wholly-owned finance subsidiary, Cybex Capital Corp. (“CCC”), which arranges equipment leases and other financings for the Company’s products, primarily to its commercial domestic customer base. The Company operates in one business segment.

In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating about 26% of Cybex’s workforce; a realignment (in combination with the resignation of senior executives in the fourth quarter 2000) in management responsibilities; changes in Cybex’s dealer standards; changes in Cybex’s service, credit and warranty policies; and a reassessment of the carrying value of certain of its assets.

Products

The Company develops, manufactures, and markets premium performance, professional quality exercise equipment products for the commercial and consumer markets. These products can generally be grouped into two major categories: cardiovascular products and strength systems.

The Company’s products are of professional quality and are believed to be among the best in the category in which they compete, featuring high performance and durability suitable for utilization in health clubs or by professional athletes. Accordingly, the majority of the Company’s products are premium priced.

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions):

	2002		2001		2000
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Strength Systems	$42.0	52%	$47.1	55%	$63.4	51%
Cardiovascular Products	35.0	43%	33.8	40%	55.5	44%
Freight Sales (1)	4.5	5%	4.3	5%	6.4	5%

	$81.5	100%	$85.2	100%	$125.3	100%

(1)	Reflects shipping and handling fees and costs included in customer invoices.

Cardiovascular Products

The Company’s cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. The Company’s cardiovascular products include treadmills, a cross trainer, bikes and steppers. All of the Company’s cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user.

Treadmills.    The Company has three treadmill models, the Trotter Elite, Sport, and Pro. The Trotter Elite is a consumer and light commercial product while the other models are for the commercial market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and, in all models except the Sport, preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. All models also include an innovative safety feature known as Safety Sentry™. All treadmills are equipped with contact heart rate monitoring and the Stableflex™ deck suspension system. The Trotter Elite and Pro also include Polar® heart rate monitoring capabilities. The Company’s treadmills have list prices ranging from $4,995 to $5,995.

Cross Trainers.    The Company introduced its cross trainer, the Cybex Arc Trainer, during 2002. The Arc Trainer is a commercial product designed to provide the club user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance from 0 – 900 Watts to meet the demands ranging from the casual user to the athlete. The control console is based on the ProTreadmill console, facilitating cross-use of these products. The Arc Trainer’s list price is $5,395.

Bikes.    The Company has two bike models, series 700 and 500, representing commercial and consumer models, respectively, which are available in both upright and recumbent riding positions. The bikes incorporate an ergonomic design, epoxy powder-coat finish and a welded steel frame. The commercial model has a full-featured control console, with optional contact and Polar® heart rate monitoring. The consumer model has a simplified console suitable for low-support locations. These two products have list prices ranging from $2,099 to $2,999.

Steppers.    The Company has three stepper models, series 800, 500 and 400. Models 800 and 500 represent products for the commercial market while the model 400 represents a product for the consumer market. All models feature a biomechanically correct design and patented drive technology. The model 800 features an advanced ergonomic handrail design with contact and Polar® heart rate monitoring, while a traditional design is used in the models 500 and 400. Each of the models has a console tailored to the type of use. These three products have list prices ranging from $2,499 to $3,199.

Strength Training Products

Strength training equipment provides a physical workout by exercising the musculo-skeletal system. The Company’s strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, modular multi-station units, MG500 multi-gym, PG400 personal gym, the FT360, plate-loaded equipment and free-weight equipment.

Selectorized Equipment.    Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

The Company’s selectorized equipment is sold under the trademarks “VR2”, “Eagle” and “VR”. The VR2 and the Eagle represent premium lines. While the VR2 is appropriate for the average user, it also addresses the needs of the advanced user with patented technology which permits the user to target specific training. The Eagle line represents Cybex’s newest premium line and was introduced in 2002. This line provides the complete scope of use; it is easy to use and also meets the need of the demanding performance-based user with the advanced application of biomechanic principles. The VR represents a valued-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. The Company currently sells approximately 93 selectorized equipment products with list prices between $2,025 and $5,095.

Modular Multi-Station Units.    This product line has the advanced design and high performance features of the VR selectorized equipment line while being able to be configured into a multiple station design. The multi-station units begin at $1,425, with pricing depending on configuration.

MG500 Multi-gym and PG400 Personal Gym.    The Company’s multi (MG 500) and personal (PG 400) gyms feature over 30 biomechanically correct exercises. They are made of components including cold-rolled weight stacks and guide rods, fully welded 11 gauge frames, texture powder coating and upholstery. These gyms use considerably less space than multiple selectorized single station equipment. The multi-gym contains three weight stacks to meet the needs of the commercial market, especially hotels, corporate fitness centers and other small-scale locations. The personal gym contains one weight stack and is designed for home use. These products have a list price of $6,495 and $4,195, respectively.

FT360.    The FT360 is a functional trainer that delivers an unlimited range of movements and exercises using arms that are capable of multiple positioning. This unit targets the personal training and rehabilitation markets and has a $3,995 list price.

Plate Loaded Equipment.    The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. There are approximately 21 plate-loaded products, ranging in price from $725 to $2,590.

Free-Weight Equipment.    The Company also sells free-weight benches and racks and compliments them with OEM supplied dumbbells, barbells and plates. The Company offers approximately 25 items of free-weight equipment with list prices ranging from $210 to $1,225.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and community centers. Sales to one customer, Cutler-Owens International Ltd., represented 10.0%, 10.5%, and 9.4% of the Company’s net sales for 2002, 2001 and 2000, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2002, 2001 or 2000.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.eCybex.com).

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. These dealer performance standards were revised in 2001 as part of the Company’s restructuring program. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 31, 2003, the Company has approximately 70 active dealers in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer. The domestic sales team includes 21 territory managers, three regional sales directors, two national account managers, one national account director, and one Vice President.

The national account team focuses on major market segments such as health clubs and gyms, rehabilitation centers, corporate fitness centers, hotels, resorts, the U.S. government and organizations such as YMCA’s, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 30 national accounts.

International sales, excluding Canada, accounted for approximately 26%, 27% and 21% of the Company’s net sales for 2002, 2001 and 2000, respectively. The international sales force consists of one Vice President, one regional sales director, two sales managers and one operations manager. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom and also operates a distribution center in the United Kingdom which serves Cybex operations throughout Europe. Cybex UK has 21 employees. The Company utilizes independent distributors for the balance of its international sales. There are approximately 59 independent distributors in 64 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

Additional information concerning the Company’s international sales and assets located in foreign countries is located in Note 2 to the Company’s consolidated financial statements.

The Company markets certain products by advertising in publications which appeal to individuals within its targeted demographic profiles. In addition, the Company advertises in trade publications and participates in industry trade shows.

The Company offers leasing and other financing options for its commercial customers through Cybex Capital Corporation (“CCC”), its wholly-owned subsidiary. Prior to 2001, CCC leased equipment to customers, and periodically sold lease receivables to financial institutions. Since 2001, CCC arranges financing for its dealers and direct sale customers through various third party lenders for which CCC receives fees. Most of these financings are without recourse to the Company. In addition to generating fee income, the Company believes that CCC’s activities produce incremental sales of the Company’s products.

Warranties

The Company revised its warranty program during 2001. Currently, the various components of the cardiovascular products are warranted for varying periods, generally one year for labor and one to three years for parts. The various components for strength products are warranted for varying periods of time, up to a ten-year warranty with respect to the structural frame. Warranty expense for the years ended December 31, 2002, 2001 and 2000 was $1,224,000, $1,603,000, and $4,209,000, respectively.

Competition

The market in which the Company operates is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. The Company currently competes primarily in the premium-performance, professional quality equipment segment of the market, which management estimates to be approximately 30% of the total exercise equipment market. Its competitors vary according to product line and include companies with greater name recognition and more extensive financial and other resources than the Company.

Important competitive factors include price, product quality and performance, diversity of features, warranties and customer service. The Company follows a policy of premium quality and differentiated features which results in products having suggested retail prices at or above those of its competitors in most cases. The Company currently focuses on the segment of the market which values quality and is willing to pay a premium for products with performance advantages over the competition. The Company believes that its reputation for producing products of high quality and dependability with differentiated features constitutes a competitive advantage.

Product Development

Research and development expense for the years ended December 31, 2002, 2001, and 2000 was $2,842,000, $2,684,000, and $4,817,000 respectively. At December 31, 2002, the Company had the equivalent of 28 employees engaged in ongoing research and development programs. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Executive Vice President of Operations.

Manufacturing and Supply

The Company maintains two facilities which are vertically integrated manufacturing facilities equipped to perform fabrication, machining, welding, grinding, assembly and finishing of its products. The Company believes that its facilities provide the Company with proper control over product quality, cost and delivery time.

The Company manufactures treadmill and bike cardiovascular products in its facility located in Medway, Massachusetts and manufactures the cross trainer and strength equipment in its facility located in Owatonna, Minnesota. Raw materials and purchased components are comprised primarily of steel, aluminum, wooden decks, electric motors, molded or extruded plastics, milled products, circuit boards for computerized controls and upholstery. These materials are assembled, fabricated, machined, welded, powder coated and upholstered to create finished products.

The Company’s stepper products have, since the fourth quarter of 2000, been manufactured for the Company in Taiwan.

The Company single sources its stepper products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components and electronics, where it believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company’s operations.

The Company manufacturers most of its strength training equipment on a “build-to-order” basis which responds to specific sales orders. The Company manufactures its other products generally based upon projected sales.

Backlog

Backlog historically has not been a significant factor in the Company’s business.

Patents and Trademarks

The Company owns, licenses or has applied for various patents with respect to its products and has also registered or applied for a number of trademarks. While these patents and trademarks are of value, the Company does not believe that it is dependent, to any material extent, upon patent or trademark protection.

Insurance

The Company’s product liability insurance is written on a claims made basis and provides an aggregate of $5,000,000 of coverage, with a deductible of up to $250,000 per occurrence with an annual aggregate deductible of $750,000. The Company maintained an occurrence form policy from October 1998 to October 2002. This occurrence form policy also provided a seven year extended reporting period for the 1998 and previous claims made product liability policies.

Governmental Regulation

The Company’s products are not subject to material governmental regulation.

The Company’s operations are subject to federal, state and local laws and regulations relating to the environment. The Company regularly monitors and reviews its operations and practices for compliance with these laws and regulations, and the Company believes that it is in material compliance with such environmental laws and regulations. Despite these compliance efforts, some risk of liability is inherent in the operation of the business of the Company, as it is with other companies engaged in similar businesses, and there can be no assurance that the Company will not incur material costs in the future for environmental compliance.

Employees

On March 28, 2003, the Company employed 475 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

Risks Related to the Company’s Business

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

During 2001, a fee and certain scheduled monthly principal payments under our credit facility were not paid when due, as the Company was in the process of negotiating a restructuring of the facility, and the Company also failed to meet certain financial covenants. On December 21, 2001, the Credit Agreement was amended and restated in full, with the result that, among other things, the financial covenants were amended and all then outstanding defaults were waived. The Company also failed to meet certain financial covenants during 2002, which were waived by the banks. While at December 31, 2002 the Company was in compliance with the terms of the Credit Agreement, the Company may not have complied with all financial covenants as of the end of the first quarter of 2003. Further defaults under the facility could result in acceleration of the debt.

The bank facility matures on December 31, 2003, at which time it will have to be refinanced. While the Company intends to refinance the facility before its maturity date, there is no assurance such refinancing will be available to it or, if available, that it will be on favorable terms. If the Company fails to refinance the bank facility, and the banks do not extend the maturity date, or if the Company fails to remain in compliance with the Credit Agreement, upon the maturity date or earlier default the banks would have no obligation to extend further revolving loans, could demand payment in full of the outstanding borrowings under the facility and could foreclose on the collateral (substantially all of the assets). The Company would not have sufficient funds to pay the full amount due in the event the banks demanded payment in full of the facility.

Restructuring plan; Reduced sales; Weakened economy.    In December 2000, we announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating about 26% of our workforce, replacing or restructuring senior management positions, and instituting a number of policy changes. We adopted our restructuring plan in response to a fourth quarter 2000 decrease in net sales. Our net sales continued at a reduced level through 2002, with net sales for 2001 approximately 32% below 2000 results and 2002 net sales approximately 4% below 2001 results. We believe that this decrease in sales was primarily due to economic conditions, with the national recession having a strong impact on our business segment, and to tightened credit standards and other policies adopted as part of the restructuring plan. While we had an operating profit in 2001 and 2002, we incurred losses in 2000, 2001 and 2002. A failure of the restructuring plan or a continuation of the decline in sales resulting in further losses could have a material adverse effect on our business, prospects and financial condition.

Control by major shareholders.    John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own 50.3% of our outstanding Common Stock. Accordingly, such shareholders have the ability to control or significantly influence (i) the election of our Board of Directors, and thus our direction and future operations, and (ii) the outcome of all other matters submitted to our shareholders, including mergers, consolidations, and the sale of all or substantially all of our assets.

Litigation.    We are involved in a variety of litigation, including with respect to product liability, intellectual property rights, and disputes with dealers, and a person from whom we have acquired a business. We expect that we will continue to be subject to litigation in the ordinary course of business. An adverse determination in such litigation could have a material adverse effect on our business or financial condition.

Product development.    The development and improvement of new and existing products is an important competitive factor in our industry, and our plan includes the development of new cardiovascular and strength products. A failure of this development program, or the development of innovative products by our competitors, could harm our business.

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

International risks.    Approximately 26% of our sales in 2002 were derived from outside the United States and Canada. Political or economic changes or currency fluctuations in countries in which we do business could harm our future revenues, expenses and financial condition.

Available Information

The Company files reports electronically with the Securities and Exchange Commission. Forms 10-Q, 10-K, Proxy Statements and other information can be viewed at http://www.sec.gov. The Company maintains its own web site which can be viewed at http://www.eCybex.com.

ITEM 2.    PROPERTIES

The Company occupies approximately 120,000 square feet of space in Medway, Massachusetts and approximately 210,000 square feet of space in Owatonna, Minnesota for administrative offices, manufacturing, assembly and warehousing. These facilities are owned by the Company and are subject to mortgages securing the Company’s credit facility. The Company also utilizes outside warehousing.

Cybex UK, the Company’s wholly-owned United Kingdom subsidiary, leases approximately 10,000 square feet of space in Northampton, England. This space is utilized for the subsidiary’s direct sales and service efforts in the United Kingdom and for a distribution center which serves Cybex’s operations throughout Europe.

Cybex Capital Corporation (“CCC”), the Company’s wholly-owned subsidiary, leases approximately 600 square feet of space in Portland, Oregon. The space is utilized for the subsidiary’s administrative and sales office.

The Company’s manufacturing facilities are equipped to perform fabrication, machining, welding, grinding, assembly and powder coating of its products. The Company believes that its facilities provide adequate capacity for its operations for the foreseeable future, and the facilities are well maintained and kept in good repair.

Additional information concerning the financing of the Company’s owned facilities is described in Note 5 to the Company’s consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

As a manufacturer of fitness products, the Company is inherently subject to the hazards of product liability litigation; however, the Company has maintained, and expects to continue to maintain, insurance coverage which the Company believes is adequate to protect against these risks.

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company’s wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. In accordance with Pennsylvania practice, the complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff.

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owes certain incentive compensation payments totaling approximately $873,000 and rent of approximately $38,000, plus interest. A motion is pending before the trial judge to award to the plaintiffs their attorneys fees and a further sum under the Wage Payment and Collection Law equal to 25% of the awarded compensation payments. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty in the amount of $48,750, on the claims related to lease issues. Such amount represented the approximately $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002.

As of March 31, 2003, no judgement has been entered on the remainder of the jury verdict, as the post-trial proceedings remain to be completed. The Company plans to vigorously pursue the appeal of any judgement entered in this matter.

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

Creighton et al v. Cybex International, Inc., et al

This action is in the Superior Court of the State of California for the County of Orange. The plaintiffs are a corporation which is a terminated dealer of Trotter and its stockholder. The complaint states a number of causes of actions generally arising from the termination, including claims for fraud and negligent misrepresentation, breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, interference with contract and prospective business advantage and the intentional infliction of emotional distress. Plaintiffs in a Statement of Damages provided prior to the dismissal of claims discussed below alleged $15,000,000 of compensatory damages and sought $20,000,000 in punitive damages. On December 8, 1998, the trial court granted Cybex’s motion for summary judgment of all claims asserted by the individual plaintiff and on March 4, 1999 the trial court granted Cybex’s motion for summary judgment of all claims asserted by the corporate plaintiff. The plaintiffs appealed these summary adjudications. On February 25, 2002, the Court of Appeal determined that the trial court had properly granted summary adjudication on the individual claims and on the corporate plaintiff’s intentional interference and breach of fiduciary duty claims, and reversed the summary adjudication on the corporate plaintiff’s contract-based causes of action and intentional and negligent misrepresentation claims. Accordingly, the latter claims were scheduled to proceed to trial.

In February, 2003, the Company reached a settlement with the corporate plaintiff on the remaining causes of action. The settlement includes an initial payment by the Company of $50,000, which was made on March 1, 2003, $235,000 to be paid in installments over approximately 19 months following the initial payment, and the delivery of $140,000 in discontinued and reconditioned equipment.

Free Motion Fitness (f.k.a. Ground Zero Design Corporation) v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT 360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which the Company believes could invalidate the Free Motion patent and has also filed a counterclaim against Free Motion seeking damages. This matter has become material to the Company given the legal expenses the Company has spent in defending this matter. The Company plans to continue to vigorously contest this litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

SPECIAL ITEM.    EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 15, 2003 were as follows:

Name	Age	Position
John Aglialoro	59	Chairman and Chief Executive Officer
Edward Kurzontkowski	39	Executive Vice President of Operations
Arthur W. Hicks, Jr.	44	Chief Financial Officer
Paul G. Horgan	46	Corporate Controller

Mr. Aglialoro has served as Cybex’s Chief Executive Officer since November 2000. Mr. Aglialoro is the Chairman and Chief Executive Officer of UM Holdings Ltd. which he co-founded in 1973. UM Holdings Ltd. is the Company’s principal shareholder. He served as a Director and Chairman of Trotter Inc. from 1983 until Trotters’ merger with Cybex in 1997, from which time he has served as the Chairman of the Company’s Board of Directors.

Mr. Kurzontkowski has served as the Company’s Executive Vice President of Operations since May 2002. He joined Trotter in 1981 and has served the Company in a variety of capacities, including Vice President of Operations – Owatonna from November 2000 to October 2001 and Senior Vice President of Manufacturing from October 2001 to May 2002.

Mr. Hicks has served as the Chief Financial Officer of the Company since February 2002. He acts in this capacity through a service agreement between the Company and UM Holdings Ltd. for which he has served as Vice President and Chief Financial Officer since 1988. Mr. Hicks is a certified public accountant. He was a director of Trotter from 1994 to 1997 and has served as a director of Cybex since 1997.

Mr. Horgan has served as the Company’s Corporate Controller since June 2000. From 1997 to 2000, he was Senior Manager of Accounting Operations at Stone & Webster, a publicly traded engineering and construction company. From 1984 to 1997 he held various management positions at Etonic, a privately held footwear company, most recently as Corporate Controller.

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common shares are traded on the American Stock Exchange (Amex). The Company’s Amex symbol is CYB.

The following table shows the high and low market prices as reported by the Amex:

	2002		2001
Calendar	High	Low	High	Low
First Quarter	$2.50	$1.56	$2.50	$1.70
Second Quarter	2.05	1.65	2.10	1.15
Third Quarter	2.10	1.00	1.75	1.05
Fourth Quarter	1.60	1.00	2.09	0.50

As of March 28, 2003, there were approximately 586 common shareholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

Under the Company’s Credit Agreement, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

On December 31, 2002, in accordance with the Board compensation policy, the Company issued 5,000 shares of its common stock to John Aglialoro for serving as Chairman of the Board of Directors. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

The following table summarizes securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights compensation plans	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	325,500	$2.29	905,767	(1)
Equity Compensation plans not approved by security holders	—	—	—
Total	325,500	$2.29	905,767

(1)	Includes 778,134 shares available for issuance under the Company’s Omnibus Incentive Plan, and 127,633 shares available for issuance under the Company’s 2002 Stock Retainer Plan for Nonemployee Directors.

ITEM 6.    SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2002. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31
	2002		2001		2000		1999	1998(e)
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$81,527		$85,222		$125,293		$129,168	$132,385
Cost of sales	52,000		54,722		82,936		82,033	85,567	(f)

Gross profit	29,527		30,500		42,357		47,135	46,818
Selling, general and administrative expenses (including bad debt expense)	26,435		25,234		46,370		37,752	37,228
Litigation charge	—		2,200	(b)	—		—	—
Asset impairment and restructuring charges	—		—		25,440	(c)	—	5,898	(g)

Operating income (loss)	3,092		3,066		(29,453)		9,383	3,692
Interest income	30		136		318		434	723
Interest expense	(3,549)		(3,683)		(3,141)		(3,034)	(2,405)
Other income (expense)	126		(246)		—		—	—

Income (loss) before income taxes	(301)		(727)		(32,276)		6,783	2,010
Income tax provision (benefit)	20,723	(a)	(51)		(11,699)		2,781	992

Net income (loss)	$(21,024	)(a)	$(676	)(b)	$(20,577	)(d)	$4,002	$1,018	(h)

Basic earnings (loss) per share	$(2.39	)(a)	$(.08	)(b)	$(2.36	)(d)	$.46	$.12	(h)

Diluted earnings (loss) per share	$(2.39	)(a)	$(.08	)(b)	$(2.36	)(d)	$.46	$.12	(h)

(a)	Includes a charge of $20,773 to establish a valuation allowance for deferred income taxes in accordance with SFAS No. 109.
(b)	Includes $2,200 pre-tax charge relating primarily to Kirila litigation.
(c)	Includes $2,352 of relocation costs, $2,545 of severance charges pertaining to the restructuring plan, $16,912 of goodwill impairment relating to the Tectrix acquisition, $2,831 of license settlement charges and $800 of system impairments.
(d)	Includes $25,440 of pre-tax charges for nonrecurring costs comprised of the items listed in (c) above.
(e)	1998 includes the results of Tectrix from the May 21, 1998 acquisition date.
(f)	Includes $300 of costs related to the Cybex bike and $372 of costs related to the elimination of the Reactor product line, both of which are considered unusual or nonrecurring.
(g)	Includes $3,000 of costs related to the Fuqua litigation, $1,435 of costs related to the Cybex bike, $952 of costs related to the elimination of the Reactor product line and $511 of other nonrecurring costs considered unusual or a direct result of the Tectrix acquisition.
(h)	Includes $6,570 of pre-tax charges for nonrecurring or acquisition-related costs comprised of the items listed in (f) and (g) above.

	Year Ended December 31
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Working capital (deficiency)	$(21,439)	$(3,735)	$5,061	$20,470	$18,772
Total assets	53,361	77,577	88,720	104,778	107,897
Long-term debt (including current portion)	29,010	30,490	37,242	36,364	38,926
Stockholders’ equity	2,405	23,044	23,554	44,004	39,928

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, the ability of the Company to comply with the terms of its credit facility and to refinance such credit facility, competitive factors, technological and product developments, market demand, economic conditions, and uncertainties relating to the implementation of the Company’s restructuring plan. Further information on these and other factors which could affect the Company’s financial results can be found in the Company’s Reports filed with the Securities and Exchange Commission, including Part 1 of this Form 10-K.

OVERVIEW	AND OUTLOOK

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a leading manufacturer of exercise equipment and develops, manufactures and markets premium performance, professional quality, strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. (“Trotter”) and Tectrix Fitness Equipment, Inc. (“Tectrix”).

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in US and global economic conditions and in the fitness industry, together with the Company’s reliance on newly-introduced products, make it particularly difficult to predict product demand and other related matters, and may preclude the Company from achieving expected results.

The Company responded to the decline in its sales, which commenced in the fourth quarter of 2000, by pursuing a number of initiatives in 2001 and 2002 designed to increase sales and improve profitability, including developing new cardiovascular and strength models, changing its channels of distribution in the United Kingdom and parts of Europe, instituting changes in its independent authorized dealer standards, and restructuring its leasing and service operations. While many of the causes of the 2001 and 2002 sales decline will continue into 2003, management believes that the impact of its initiatives, including its new products offerings, have had a positive effect, with net sales for the last two quarters of 2002 exceeding net sales for the corresponding period of 2001 by 6.8%. Cybex expects net sales in 2003 to exceed 2002 net sales by 3% to 5%.

The Company’s credit facility matures December 31, 2003. The report of the Company’s independent auditors contained in this Form 10-K states that factors relating to our failure to remain in compliance with the credit facility or to refinance the credit facility by its maturity date raise substantial doubt about the Company’s ability to continue as a going concern.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales, exclusive of asset impairment, restructuring and litigation charges.

	Year Ended December 31
	2002	2001	2000
Net sales	100%	100%	100%
Cost of sales	64	64	66

Gross profit	36	36	34
Selling, general and administrative expenses, including bad debt expense	32	30	37

Operating income (loss)	4	6	(3)
Interest expense (net)	(4)	(5)	(3)

Income (loss) before income taxes	0%	1%	(6)%

NET SALES

Cybex’s net sales decreased $3,695,000, or 4%, to $81,527,000 in 2002 compared with a $40,071,000, or 32% decrease in 2001. The decrease in 2002 was attributable to a decrease in sales of the Company’s strength training products of $5,244,000, or 12%, to $40,054,000, partially offset by increased sales of cardiovascular products of $835,000, or 3%, to $30,719,000, increased parts sales of $603,000, or 10%, to $6,296,000 and increased freight revenue of $111,000, or 3%, to $4,458,000. The decline in strength training product sales in 2002 was partially due to a transition from an old line of equipment to a new line which was not completed until 2003. The increase in sales of cardiovascular products is due to the introduction of the ArcTrainer, a new product category with 2002 sales of $5,887,000.

The decrease in net sales in 2001 was attributable to a decrease in demand of the Company’s cardiovascular products of $21,700,000, or 39%, to $33,800,000, a decrease in the sales of strength training products of $16,300,000, or 26%, to $47,100,000 and decreased freight revenue of $2,100,000, or 33%, to $4,300,000. The decrease in sales in 2001 was primarily related to a stricter credit policy, reduced warranty and discount policies adopted in the fourth quarter of 2000 and economic conditions, in general and in the fitness industry.

Sales outside the U.S. and Canada represented 26%, 27% and 21% of consolidated net sales in 2002, 2001 and 2000, respectively.

GROSS MARGIN

Gross margin was 36% in 2002, compared with 36% in 2001 and 34% in 2000. Gross margin in 2002 was comparable to 2001.

Gross margin in 2001 increased by 2% when compared to 2000. Strength products margins increased by .4% due to lower steel costs and by .4% for labor efficiences. These increases were offset by lower cardiovascular product margins due primarily to higher material costs of .3% and higher discounts on discontinued treadmills of .4% in preparation for the newer treadmill models. Margins for both product lines were increased by reduced freight of $1,800,000, which improved margins by 1.2%, and warranty costs of $2,606,000, which improved margins by 1.5%, because of changes in Company policies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense increased by $1,201,000, or 5%, in 2002 to $26,435,000 compared with a decrease of $21,136,000, or 46%, in 2001. As a percentage of net sales, these expenses were 32%, 30% and 37% in 2002, 2001 and 2000, respectively. The 2002 increase in selling, general and administrative expenses is predominantly due to a $854,000 increase in marketing and selling costs including a full year of costs associated with the establishment of a direct sales organization in the United Kingdom. In addition, product development costs increased $159,000 and the net cost of employee benefits increased $440,000. Goodwill amortization of $496,000 was included in the 2001 selling, general and administrative expenses. Amortization of goodwill was discontinued effective January 1, 2002 upon the adoption of SFAS No. 142.

Salaries and employee costs were reduced in 2001 by $7,300,000 as a result of the December 2000 restructuring plan. Marketing and selling costs were reduced by $5,400,000 due to reduced advertising and promotion costs in 2001. In 2001, the provision for doubtful accounts decreased by $4,750,000 due to a tighter credit policy, improved collection efforts and two unusual charges in 2000 relating to the termination of distributors. Other administrative costs decreased by $1,700,000 in 2001 in the areas of depreciation, amortization, telephone and IT consulting. Research and development costs decreased by $1,200,000 primarily due to the closing of the Irvine California operations. Selling, general and administrative expenses in 2001 were also positively impacted by a reversal of a $450,000 reserve established in 2000 related to a product issue that was ultimately resolved favorably.

In December 2001, the Company recorded litigation charges of $2,200,000 for a legal reserve primarily related to the jury award in the Kirila litigation, which the Company intends to appeal.

INTEREST EXPENSE AND OTHER EXPENSE

Net interest and other expense decreased by $400,000, or 11%, in 2002 to $3,393,000 compared to an increase of $970,000, or 34%, in 2001. The decrease in 2002 was due to lower borrowing levels and the positive change in the market value of an interest rate swap. The increase in 2001 was primarily due to increased amortization of deferred financing costs associated with the Credit Agreement and interest on a settlement of a dispute related to a licensing agreement. In 2001, the Company reported other expense relating to the negative impact of the market value of an interest rate swap agreement.

INCOME TAXES

The Company’s tax provision for 2002 includes a charge of $20,773,000 to establish a valuation reserve for deferred income taxes in accordance with SFAS No. 109. Deferred tax assets of $20,773,000 are available to the Company to offset future tax liabilities. Management will re-evaluate the need for the valuation reserve in future periods. The Company is not expected to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized. The effective tax rates were 7% and 36% for 2001 and 2000, respectively. The tax rates differ from statutory rates due to the impact of permanent differences primarily related to non-deductible goodwill amortization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had negative working capital of $21,439,000, compared to $3,735,000 of negative working capital at December 31, 2001. Working capital is negatively impacted by the classification as a current liability of all amounts due under the Company’s Credit Agreement due to the maturity date of December 31, 2003 (resulting in a working capital decrease of $13,542,000 from 2001 to 2002). The remaining change in working capital from 2001 to 2002 is primarily due to establishing a valuation allowance for deferred income taxes resulting in a working capital decrease of $5,269,000. Accrued expenses decreased by $2,928,000 offset by an increase in accounts payable of $2,342,000, reflecting slower payments to vendors. The Company’s debt-to-equity ratio was negatively impacted by the establishment of a $20,773,000 valuation allowance for deferred income taxes during the second quarter of 2002 which had the effect of significantly reducing equity.

For the year ended December 31, 2002, cash provided by operating activities was $1,935,000 compared to cash provided by operating activities of $7,145,000 for the year ended December 31, 2001. The decrease in cash provided by operating activities from 2001 to 2002 was primarily due to decreases of accounts receivable and inventory of $8,211,000 in 2001 compared to 2000. Accounts receivable and inventory increased a total of $598,000 in 2002, although receivable days sales outstanding decreased and inventory turns increased from 2001. The total of accounts payable and accrued expenses decreased $1,854,000 in 2002 from 2001 and $4,210,000 in 2001 from 2000. In summary, the net change in accounts receivable, inventory, accounts payable and accrued expenses resulted in a use of cash of $2,452,000 in 2002 compared to a $4,001,000 source of cash in 2001.

Cash used in investing activities of $1,290,000 in 2002 consists primarily of purchases of manufacturing tooling and equipment of $624,000 and computer hardware and infrastructure of $498,000. Cash used in investing activities of $2,176,000 in 2001 primarily consists of purchases of manufacturing tooling and equipment of $1,200,000 and computer hardware and infrastructure of $575,000 relating to the Company’s ERP System. Projected capital expenditures for 2003 relate mostly to manufacturing equipment and computer hardware and infrastructure and are expected to be comparable to 2001 levels.

For the year ended December 31, 2002, cash used in financing activities of $1,744,000 consists primarily of term debt payments of $4,063,000, offset by borrowings of $1,583,000 under the revolver and $1,000,000 under a subordinated loan from a related party. For the year ended December 31, 2001, cash used in financing activities of $7,008,000 consists primarily of payments on the revolver debt of $3,882,000, and payments of $2,870,000 under term debt arrangements.

At December 31, 2002, there was outstanding under the Credit Agreement in the amount of $17,159,000 in term loans, $8,951,000 in revolving loans and $1,947,000 in letters of credit. On December 21, 2001, the Credit Agreement was amended and restated in full. The Restated Credit Agreement, among other things, extended the maturity date of the facility to December 31, 2003, restructured the indebtedness, reduced the monthly principal payments, amended the financial covenants, and waived all then existing defaults. The Restated Credit Agreement provided for term loans with an initial balance of $19,167,000, a revolving loan availability equal to the lesser of $11,000,000 or an amount determined by reference to a borrowing base, and a letter of credit facility of up to $4,459,000. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note of $2,006,000. Pursuant to the terms of the Restated Credit Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional term loan in the same amount. After the end of the second quarter of 2002, the Company and the banks entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”), which amends the Restated Credit Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults and deferring principal payments otherwise due July 1, 2002. In connection with the First Amendment, UM Holdings, Ltd., a principal stockholder of the Company, lent $1,000,000 on a subordinated basis that matures on January 1, 2004, or earlier if the Credit Agreement is repaid. During the first quarter of 2003, UM Holdings, Ltd. provided an additional $2,400,000 in subordinated loans. On September 30, 2002, the Company and the banks entered into the Second Amendment (the “Second Amendment”), which amends the Restated Agreement in certain respects, including revising the financial covenants through December 31, 2002 and increasing the borrowing base under the revolver, from the date of the Second Amendment until December 31, 2002, by an overadvance of $1,100,000, which was guaranteed by UM Holdings, Ltd. During the fourth quarter of 2002, the banks provided a waiver of a financial covenant default as of September 30, 2002. While at December 31, 2002, the Company was in compliance with all terms of the Credit Agreement, it may not have complied with all financial covenants as of the end of the first quarter of 2003.

Pursuant to the Restated Credit Agreement, the Company issued to the banks warrants to purchase 263,501 shares of the Company’s common stock at an exercise price of $1.269 per share, and additional warrants to purchase 264,211 shares of the Company’s common stock became exercisable on July 30, 2002, at an exercise price of $1.269 per share as a result of the Company not refinancing the agreement as of such date. Pursuant to the Restated Credit Agreement, as amended, the Company was required to pay fees of $281,000 on December 31, 2002 and $400,000 on March 31, 2003, and will be required to pay additional fees of $281,000 if the facility is not retired in full prior to December 31, 2003. The $400,000 fee has been deferred to April 30, 2003.

Management is seeking to refinance the Restated Credit Agreement, which matures on December 31, 2003. Pursuant to the Second Amendment, the Company has retained an investment banking firm to assist the Company in its efforts to refinance the facility, however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company. If the credit facility is not refinanced by its maturity date and the banks do not choose to extend the maturity date, or if the Company fails to remain in compliance with the terms of the Restated Credit Agreement, as amended, the banks would have no obligation to extend further revolving loans, could demand payment in full of the outstanding borrowings under the facility and could foreclose on the collateral, which represents substantially all of the assets of the Company. The Company would not have sufficient funds to pay the full amount due in the event the banks demanded payment in full. The report of the Company’s independent auditors contained in this Form 10-K states that factors relating to a failure to remain in compliance with the credit facility or to refinance the credit facility by its maturity date raise substantial doubt about the Company’s ability to continue as a going concern.

The Company relies upon cash flows from its operations and borrowings under its Restated Credit Agreement to fund its working capital and capital expenditure requirements, and a decline in sales or margins or a failure to remain in compliance with the terms of the Restated Credit Agreement could result in the Company having insufficient funds for such purposes. Since the second half of 2002, the Company has also relied upon the financial support provided by UM Holdings, Ltd., which has no obligation to provide further support.

As of December 31, 2002, the Company had approximately $37,500,000 in net operating loss carryforwards of which approximately $31,600,000 is available to offset 2003 taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Long-term debt	$29,010,000	$26,410,000	$1,800,000	$800,000	$—
Royalty agreement	3,650,000	440,000	720,000	720,000	1,770,000
Capital lease obligations	457,000	201,000	245,000	11,000	—
Operating lease commitments	749,000	335,000	414,000	—	—

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At December 31, 2002, the maximum contingent liability under all recourse provisions was approximately $3,430,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2002. Prior to 2001, the Company entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. For the years ended December 31, 2002, 2001 and 2000, the Company generated net proceeds of $0, $697,000 and $6,312,000, respectively, from the sale of lease receivables.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to the allowance for doubtful accounts, realizability of inventory, reserve for warranty obligations, legal matters, impairment of goodwill, and valuation of deferred tax assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company’s results of operations and financial position. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

Allowance for doubtful accounts.    Management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of a specific customer or the Company’s general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Warranty reserve.    Since January 1, 2001, all products are warranted for one year for labor and ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. Prior to December 31, 2000, the Company generally provided a three year warranty on cardiovascular products. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from the estimates, adjustments to the warranty liability would be required.

Legal matters.    The Company has recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no liability is recorded. In addition, there are certain gain contingencies for which the Company has not recorded an asset because realization is not considered probable as of the balance sheet date. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible or remote, the adequacy of accruals for probable loss contingencies and the status of gain contingencies.

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

Valuation of deferred tax assets.    The Company established, during the year ended December 31, 2002, a valuation allowance of $20,773,000 against the carrying value of its deferred income tax assets. Approximately $56,000,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activites. SFAS No. 146 addresses the accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 changes some of the criteria for recognizing a liability for these activities and is effective prospectively beginning in 2003.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002, and are included above under “Accrued Warranty Obligations” and in Note 10.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – An amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods. The Company has determined that it will not make the voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s debt portfolio, including an Interest Rate Swap agreement, as of December 31, 2002 is comprised of debt denominated in US dollars. The Company has both fixed and variable rate debt. Changes in interest rates have different impacts on the fixed and variable portion of the Company’s debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position of the Company, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial position.

At December 31, 2002 and 2001, the Company had fixed rate debt with a book value of $1,000,000 and $2,006,000, respectively. The Company believes that book value approximates fair value for this debt. The sensitivity analysis related to the fixed portion of the Company’s debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at December 31, 2002, with all other variables held constant. The Company does not believe that a 100 basis point change in market rates would result in a material impact on the net financial position of the Company because the difference between market rates and the fixed rate is not significant over the short remaining term of the fixed rate debt.

At December 31, 2002 and 2001, the Company had variable rate debt with a book value of $28,010,000 and $28,484,000, respectively. A 100 basis point change in interest rates would impact interest expense by $291,000 and $302,000 for the years ended December 31, 2002 and 2001, respectively.

The Company has an interest rate swap whereby the Company receives a variable LIBOR rate and pays a fixed rate of 5.04% through December 31, 2003. The purpose of the interest rate swap was to fix the interest rate on the Company’s term loans and the notional amount of the interest rate swap amortizes based on the original term of the Term Loan. At December 31, 2002, the notional amount of the interest rate swap was $7,000,000. At December 31, 2002, the Company received interest at a rate of 1.80% and paid interest at a rate of 5.04% under the agreement and the fair value of the swap was a $161,000 liability.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

Independent Auditors’ Report

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited the 2002 consolidated financial statements of Cybex International, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we have also audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and consolidated financial statement schedule of Cybex International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, before the revision to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as described in Note 2 to the consolidated financial statements, in their report dated February 20, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying 2002 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s Restated Credit Agreement expires on December 31, 2003. If the Restated Credit Agreement is not refinanced by its maturity date and the banks do not choose to extend the maturity date, or if the Company fails to remain in compliance with the terms of the Restated Credit Agreement, as amended, the banks would have no obligation to extend further revolving loans, could demand payment in full of the outstanding borrowings under the facility and could foreclose on the collateral, which represents substantially all of the assets of the Company. The Company would not have sufficient funds to pay the full amount due in the event the banks demanded payment in full. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2002 consolidated financial statements and consolidated financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed above, the 2001 and 2000 consolidated financial statements of Cybex International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. In our opinion, the disclosure for 2001 and 2000 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Cybex International, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/    KMPG LLP

Philadelphia, Pennsylvania

February 7, 2003, except as

to Note 13, which is

as of March 31, 2003

The following report is a copy of a previously issued Arthur Andersen LLP (Andersen) report, and the report has not been re-issued by Andersen. The prior period financial statements have been revised. The Andersen report refers to the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 1999, which are no longer included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cybex International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybex International, Inc. (a New York Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/    ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

February 20, 2002

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$216	$1,315
Accounts receivable, net of allowance of $1,393 and $2,196	13,628	13,839
Lease receivables	65	173
Inventories	8,489	7,907
Deferred income taxes	—	5,269
Prepaid expenses and other	1,708	1,152

Total current assets	24,106	29,655
Property, plant and equipment, net	16,553	19,145
Lease receivables	96	104
Goodwill, net	11,247	11,247
Deferred income taxes	—	15,895
Other assets	1,359	1,531

	$53,361	$77,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$26,410	$12,868
Accounts payable	9,488	7,146
Accrued expenses	9,647	12,575
Income taxes payable	—	801

Total current liabilities	45,545	33,390
Long-term debt	1,600	17,622
Related party loan	1,000	—
Accrued warranty obligation	251	843
Other liabilities	2,560	2,678

Total liabilities	50,956	54,533

Commitments and contingencies (Notes 10 and 13)
Stockholders’ Equity:
Common stock, $.10 par value, 20,000 shares authorized, 9,044 and 9,022 shares issued	904	902
Additional paid-in capital	45,372	44,990
Treasury stock, at cost (214 and 213 shares)	(2,257)	(2,258)
Accumulated deficit	(41,533)	(20,509)
Accumulated other comprehensive loss	(81)	(81)

Total stockholders’ equity	2,405	23,044

	$53,361	$77,577

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net sales	$81,527	$85,222	$125,293
Cost of sales	52,000	54,722	82,936

Gross profit	29,527	30,500	42,357
Selling, general and administrative expenses	26,208	25,570	41,958
Bad debt expense (recovery)	227	(336)	4,412
Litigation charge	—	2,200	—
Asset impairment and restructuring charges	—	—	25,440

Operating income (loss)	3,092	3,066	(29,453)
Interest income	30	136	318
Interest expense	(3,549)	(3,683)	(3,141)
Other income (expense)	126	(246)	—

Loss before income taxes	(301)	(727)	(32,276)
Income tax provision (benefit)	20,723	(51)	(11,699)

Net loss	$(21,024)	$(676)	$(20,577)

Basic and diluted net loss per share	$(2.39)	$(.08)	$(2.36)

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS

(in thousands)

	Common Stock		Additional Paid-in	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit)	Loss	Equity
Balance, December 31, 1999	8,917	$892	$44,627	$(2,259)	$744	$—	$44,004
Common stock issued to Directors	35	3	70	10	—	—	83
Restricted stock issued to officer	50	5	158	—	—	—	163
Repurchase of common stock	—	—	—	(12)	—	—	(12)
Other	—	—	(107)	—	—	—	(107)
Net loss	—	—	—	—	(20,577)	—	(20,577)

Balance, December 31, 2000	9,002	900	44,748	(2,261)	(19,833)	—	23,554
Common stock issued to Directors	20	2	35	9	—	—	46
Repurchase of common stock	—	—	—	(6)	—	—	(6)
Issuance of warrants	—	—	207	—	—	—	207
Cumulative effect of change in accounting principle	—	—	—	—	—	212	212
Change in fair value of hedging instruments	—	—	—	—	—	(293)	(293)
Net loss	—	—	—	—	(676)	—	(676)

Balance, December 31, 2001	9,022	902	44,990	(2,258)	(20,509)	(81)	23,044
Common stock issued to Directors	22	2	30	7	—	—	39
Repurchase of common stock	—	—	—	(6)	—	—	(6)
Issuance of warrants	—	—	276	—	—	—	276
Other	—	—	76	—	—	—	76
Net loss	—	—	—	—	(21,024)	—	(21,024)

Balance, December 31, 2002	9,044	$904	$45,372	$(2,257)	$(41,533)	$(81)	$2,405

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net loss	$(21,024)	$(676)	$(20,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,759	4,995	5,023
Deferred income taxes	20,723	(51)	(11,699)
Stock based compensation	32	37	236
Provisions for losses on accounts and lease receivables	227	(336)	4,412
Write-off of intangibles and fixed assets	—	—	18,159
Change in fair value of hedging instruments	(166)	246	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16)	4,980	6,109
Lease receivables	116	(56)	947
Inventories	(582)	3,231	(3,058)
Prepaid expenses and other	(280)	(1,015)	2,845
Accounts payable, accrued liabilities and other liabilities	(1,854)	(4,210)	3,410

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,935	7,145	5,807

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,290)	(2,176)	(3,894)

NET CASH USED IN INVESTING ACTIVITIES	(1,290)	(2,176)	(3,894)

FINANCING ACTIVITIES:
Net payments of long-term debt	(4,063)	(2,870)	(4,622)
Borrowings from related party loan	1,000	—	—
Net borrowings (payments) under revolving loan	1,583	(3,882)	5,500
Deferred financing costs	(265)	(258)	—
Issuance (purchase) of treasury stock	1	2	(2)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,744)	(7,008)	876

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,099)	(2,039)	2,789
CASH AND CASH EQUIVALENTS, beginning of year	1,315	3,354	565

CASH AND CASH EQUIVALENTS, end of year	$216	1,315	$3,354

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND AND GOING CONCERN

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets premium performance, professional quality strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. (“Trotter”) and Tectrix Fitness Equipment, Inc. (“Tectrix”). Currently, most of the Company’s products are sold under the brand name “Cybex”. The Company also has a wholly owned finance subsidiary, Cybex Capital Corp (“CCC”), which arranges equipment lease financing for the Company’s products, primarily to its commercial domestic customer base (see Note 10). The Company operates in one business segment.

Management is seeking to refinance its Restated Credit Agreement, which matures on December 31, 2003 (see Note 5). As required by the Second Amendment to the Restated Credit Agreement, the Company has retained an investment banking firm to assist the Company in its efforts to refinance the facility; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company. If the Restated Credit Facility is not refinanced by its maturity date and the banks do not choose to extend the maturity date, or if the Company fails to remain in compliance with the terms of the Restated Credit Agreement, as amended, the banks would have no obligation to extend further revolving loans, and could demand payment in full of the outstanding borrowings under the facility and foreclose on the collateral, which represents substantially all of the assets of the Company. The Company would not have sufficient funds to pay the full amount due in the event that the banks demanded payment in full. This matter raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and a specific review of past due balances over a specified amount. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet audit exposure related to its customers.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Cost includes materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2002	2001
Raw materials	$4,184,000	$3,374,000
Work in process	1,831,000	1,452,000
Finished goods	2,474,000	3,081,000

	$8,489,000	$7,907,000

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Betterments and improvements are capitalized while repairs and maintenance costs are charged to expense as incurred. Depreciation is recorded using the straight-line method based on estimated useful lives for financial reporting purposes and various prescribed methods for tax purposes. The estimated useful lives for financial reporting are 15 to 40 years for buildings and improvements and three to 10 years for equipment and furniture.

Internal Software Costs

Under the provisions of AICPA Statement of Position (“SOP”) 98-1, the Company capitalizes certain costs associated with software for internal use. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Only certain costs incurred during the application development stage are capitalized. Capitalized costs include external direct costs of hardware, software and services and payroll and payroll-related expenses for employees who were directly associated with developing and implementing internal use software primarily associated with the Company’s Enterprise Resource Planning System. Such costs are included within property, plant and equipment and are being amortized over seven years. As of December 31, 2002 and 2001, the net carrying value of internal use software was $3,584,000 and $4,526,000, respectively.

Impairment of Long-Lived Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, which requires that an impairment loss to write down long-lived assets, including amortizable intangible assets, to their fair value should be recorded when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carry amounts. Key indications of impairment generally would include current period operating and/or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset group. All long-lived assets are accounted for as entity level assets under SFAS No. 144 because there are no asset groups with identifiable cash flows that are largely independent of the cash flows of other assets. If a write down to fair value was necessary, management would determine fair value based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2002. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The adoption of SFAS No. 144 did not have an effect on the consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

In connection with SFAS No. 142’s transitional and annual goodwill impairment evaluations, the Company is required to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption and at least annually thereafter, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting units, such as a significant adverse change in business climate, unanticipated competition, or a loss of key personnel. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the January 1, 2002 transition date and the December 31, 2002 annual impairment test date.

The Company concluded that it has one reporting unit. To the extent that the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of the reporting unit is based on an average of (i) a discounted cash flow analysis; (ii) private sale comparables; and (iii) market capitalization, as adjusted for a control premium. Under the second step of the impairment test, the Company would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. The Company determined that goodwill is not impaired at January 1, 2002 or December 31, 2002.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight line basis over the expected periods to be benefited, which ranged from 30 to 40 years, and assessed for recoverability under Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets” (see Note 3).

The following table provides a reconciliation of reported and adjusted net loss and net loss per share as if SFAS No. 142 was adopted as of January 1, 2000:

	Year Ended December 31,
	2002	2001	2000
Net loss:
Reported net loss	$(21,024,000)	$(676,000)	$(20,577,000)
Add: goodwill amortization, net of tax	—	495,000	1,059,000

Adjusted net loss	$(21,024,000)	$(181,000)	$(19,518,000)

Basic and diluted net loss per share
Reported	$(2.39)	$(0.08)	$(2.36)
Goodwill amortization, net of tax	—	0.06	0.12

Adjusted basic and diluted net loss per share	$(2.39)	$(0.02)	$(2.24)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Assets

Other assets consist of the following:

	December 31,
	2002	2001
Deferred financing costs	$296,000	$362,000
Other amortizable intangibles	483,000	622,000
Other assets	580,000	547,000

	$1,359,000	$1,531,000

Amortization expense of other intangibles was $266,000, $422,000 and $347,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In connection with the financings described in Note 5, the Company has capitalized debt issuance costs consisting of brokerage, warrants and legal fees totaling $1,827,000, which are included within other assets at December 31, 2002, net of accumulated amortization. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. Accumulated amortization was $1,531,000 and $772,000 at December 31, 2002 and 2001, respectively. Amortization expense was $759,000, $454,000 and $110,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, lease receivable, accounts payable, and current maturities on long term debt. The carrying values of cash and cash equivalents, accounts receivable, lease receivable, accounts payable, and current maturities on long term debt are considered to be representative of the respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments that are outstanding as of December 31, 2002, the carrying values are considered to approximate the respective fair values. See Note 5 for the terms and carrying values of the Company’s various debt instruments and interest rate swap.

Concentration of Credit Risk and Geographic Segment Data

The majority of the Company’s customers are specialty fitness-related dealers, health clubs, and consumers located in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts and lease receivables. The Company utilizes third-party insurers for certain trade accounts receivable. Sales to one customer in 2002 and 2001 were 10.0% and 10.5% of net sales, respectively. No other single customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2002, 2001 and 2000.

There was no single geographic area of significant concentration. Export sales accounted for approximately 26%, 27% and 21% of total net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Long-lived assets located in foreign countries totaled $187,000 at December 31, 2002.

The Company single sources its stepper products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components and electronics, where it believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company’s operations.

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2002	2001	2000
Strength systems	$42.0	$47.1	$63.4
Cardiovascular products	35.0	33.8	55.5
Freight revenue	4.5	4.3	6.4

	$81.5	$85.2	$125.3

Accrued Warranty Obligations

Since January 1, 2001, all products are warranted for one year for labor and ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. Prior to December 31, 2000, the Company generally provided a three-year warranty on cardiovascular products and a warranty on strength products that varied by component. Warranty expense was $1,224,000, $1,603,000, and $4,209,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events which are subject to change.

The following table sets forth the changes in the liability for product warranties for the year ended December 31, 2002:

Balance as of January 1, 2002	$3,736,000
Payments made under warranty	(3,107,000)
Accrual for product warranties issued	1,224,000

Balance as of December 31, 2002	$1,853,000

Revenue Recognition

Revenue is recorded when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. The Company does not offer its customers a right of return, price protection or inventory rotation programs. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Shipping and Handling Costs,” the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expense.

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2002, 2001 and 2000, advertising expense was $1,336,000, $1,157,000, and $5,588,000, respectively, and is included in selling, general and administrative expenses. Included in advertising expense for the year ended 2000 was the cost to reimburse certain customers for a portion of their advertising costs under a cooperative advertising program. These obligations were accrued when the related revenues were recognized. The Company discontinued this plan in 2001.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $2,842,000, $2,684,000 and $4,817,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in selling, general and administrative expenses.

Supplemental Cash Flow Disclosures

Cash paid for interest was $2,649,000, $3,020,000 and $3,311,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Cash paid for income taxes was $54,000, $68,000 and $77,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company issued warrants to the banks accounted for as deferred financing costs in the amount of $276,000 in 2002 and $207,000 in 2001. The Company entered into capitalized leases totaling $459,000 in 2002, $86,745 in 2001 and $0 in 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Loss per Common Share

The table below sets forth the reconciliation of the basic and diluted loss per share computations:

	Year Ended December 31,
	2002	2001	2000
Net loss	$(21,024,000)	$(676,000)	$(20,577,000)

Shares used in computing basic and diluted loss per share	8,805,000	8,785,000	8,725,000

For the years ended December 31, 2002, 2001 and 2000, options to purchase 325,500, 569,411 and 435,661 shares of common stock at exercise prices ranging from $1.30 to $11.75, $1.30 to $11.75 and $2.69 to $11.75 per share were outstanding, respectively, but were not included in the computation of diluted loss per share as the result would be anti-dilutive.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” to account for derivatives. SFAS No. 133 required the transition adjustment resulting from adopting these statements on January 1, 2001 to be reported in net loss or other comprehensive income (loss), as appropriate, as the cumulative effect of a change in accounting principle.

The Company recognizes derivatives on the balance sheet at fair value. At December 31, 2002 and 2001, derivative instruments consist solely of an interest rate swap, which is used to reduce the Company’s exposure to interest rate fluctuations on its variable rate term debt (see Note 5). The interest rate swap has been designated as a cash flow hedge. Changes in the fair value of the derivative were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affected earnings. The Company also assessed whether the interest rate swap was highly effective in offsetting changes in cash flows of the hedged item. Effective April 12, 2001, the Company discontinued hedge accounting, prospectively, as a result of the change in the interest rate on its term debt from a LIBOR-based rate to a Base Rate and the change in the forecasted principal repayment dates (see Note 5). For the year ended December 31, 2001, the Company recorded a loss of $246,000 within other income (expense) for the change in the fair value of the interest rate swap following the discontinuance of hedge accounting. For the year ended December 31, 2002, the Company recorded income of $166,000 within other income (expense) for the change in the fair value of the interest rate swap.

The changes in the fair value of the swap were recorded as follows:

	Other Comprehensive Loss	Other Income (Expense)	Total
Balance at December 31, 2000	$—	$—	$—
Cumulative effect of change in accounting principle	212,000	—	212,000
Change in fair value of hedging instruments	(293,000)	(246,000)	(539,000)

Balance at December 31, 2001	(81,000)	(246,000)	(327,000)
Change in fair value of hedging instruments	—	166,000	166,000

Balance at December 31, 2002	$(81,000)	$(80,000)	$(161,000)

Accounting for Transfers and Servicing of Financial Assets

The Company accounts for transfers of financial assets pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” (see Note 10).

Stock-Based Compensation

The Company has certain stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,
	2002	2001	2000
Net loss:
As reported	$(21,024,000)	$(676,000)	$(20,577,000)
Deduct: Total stock-based employer compensation expense determined under fair value based methods for all awards, net of tax related effects	(128,000)	(94,000)	(327,000)

Pro forma	$(21,152,000)	$(770,000)	$(20,904,000)

Basic and diluted net loss per share:
As reported	$(2.39)	$(.08)	$(2.36)

Pro forma	$(2.40)	$(.09)	$(2.40)

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

On January 1, 2002, the Company adopted SFAS No. 142. For further discussion of the effect of this recently adopted standard, see “Goodwill” discussion above.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 changes some of the criteria for recognizing a liability for these activities and is effective prospectively beginning in 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002, and are included above under “Accrued Warranty Obligations” and in Note 10.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – An amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods. The Company has determined that it will not make the voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

NOTE 3—GOODWILL IMPAIRMENT

On May 21, 1998, the Company acquired all of the outstanding common stock of Tectrix, a manufacturer of steppers and bikes. The acquisition was accounted for using the purchase accounting. Subsequent to the acquisition, sales and operating profit from the Tectrix products did not meet the projections that were originally used to determine the purchase price for the business. In June 2000, the Company announced the relocation of the former Tectrix cardiovascular equipment assembly and production development facility in Irvine, California to its Medway, Massachusetts facility. As part of this relocation, the Irvine facility was closed and all employees at such facility were terminated (see Note 4). Subsequent to the relocation, management continued to attempt to improve the sales and profitability of the Tectrix products and management continued to believe that there was no impairment in the associated goodwill at such time. In December 2000, Cybex announced an overall restructuring plan designed to streamline operations, improve efficiency and reduce costs (see Note 4). This restructuring plan was in response to a decrease in net sales in the fourth quarter of 2000 as a result of economic conditions, both generally and in the Company’s business segment, and tightened credit policies adopted by the Company. As a result of these factors, management reviewed the goodwill from the Tectrix acquisition for impairment based on its determination that the lower fourth quarter sales levels and cash flows from the Tectrix products was likely to continue due to the restructuring activities discussed above and the need to redesign the products, which could not be pursued until a later date. Management measured impairment based on the fair value of the Tectrix business, which was based on an independent appraisal that considered the discounted cash flows from the Tectrix product line and the value of the Tectrix business based on acquisitions of similar companies. For purposes of determining future discounted cash flows from the Tectrix product lines, the Company used historical results, current projections and internal earnings targets. These projected cash flows were then discounted at a rate corresponding to the Company’s estimated cost of capital, as adjusted for the risk premium related to Tectrix. For the year ended December 31, 2000, the Company recorded an impairment charge of $16,912,000 related to the goodwill recorded in connection with the Tectrix acquisition.

NOTE 4—RESTRUCTURING CHARGES

The statement of operations for the year ended December 31, 2000 includes pre-tax charges totaling $25,440,000 ($16,231,000, or $1.86 per share on an after-tax basis) for asset impairments and restructuring charges. This charge is comprised of:

Asset impairment charge related to Tectrix goodwill (see Note 3)	$16,912,000
Asset impairment charge related to internal-use software	800,000
Severance, exit costs and impairment charge related to June 2000 relocation	2,352,000
Severance costs related to December 2000 restructuring	2,545,000
Settlement of dispute related to license	2,831,000

Total	$25,440,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—RESTRUCTURING CHARGES (continued)

In June 2000, the Company announced the relocation of its Irvine, California cardiovascular equipment assembly and production development facility to its Medway, Massachusetts facility in an effort to improve efficiencies and reduce manufacturing overhead. As part of this relocation, the Irvine facility was closed and all employees at such facility were laid off. This relocation resulted in a charge of $2,352,000, of which $1,550,000 was for the cost of employee severance related to the termination of 69 employees, most of which were involved in manufacturing, lease termination fees of $355,000 and fixed asset impairment charges of $447,000. Management’s efforts with respect to this relocation are complete.

In December 2000, the Company announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. This restructuring plan included eliminating 152 employees involved in manufacturing, sales and marketing, product development and administration. The restructuring charge associated with employee severance was $2,545,000. Management’s efforts with respect to the December 2000 restructuring are substantially complete. For the year ended December 31, 2002, the Company reduced the reserve for severance payments by $358,000 as a result of a change in the required future payments which occurred during 2002.

Through 1999, the Company manufactured and sold a product named the Reactor, which was embedded with third-party licensed technology. In 2000, we discontinued this product and litigation arose related to the Company’s attempt to terminate the license agreement without further liability. Contemporaneous with the restructuring activities in December 2000, the parties settled this litigation. Pursuant to the settlement, the Company retained the right to continue using the third party technology and is required to make minimum quarterly royalty payments of $90,000 through November 2012; however, management concluded that the Reactor would not be reintroduced. Therefore, because no future benefit was expected from the licensed technology, the Company recorded a charge of $2,831,000 for the net present value of the future minimum royalty payments.

The following table summarizes accrued restructuring costs, classified as accrued expenses and other long-term liabilities, at December 31, 2002:

	Balance December 31, 2001	Utilized/ Reversed	Balance December 31, 2002
Severance and other	$499,000	$379,000	$120,000
License settlement	2,426,000	125,000	2,301,000

	$2,925,000	$504,000	$2,421,000

NOTE 5—LONG-TERM DEBT AND RELATED PARTY LOAN

	December 31,
	2002	2001
Bank revolving loan	$8,951,000	$7,368,000
Bank term loans	17,159,000	18,916,000
Industrial development revenue bond	1,900,000	2,200,000
Promissory note	—	2,006,000
Related party loan	1,000,000	—

	29,010,000	30,490,000
Less—current portion	(26,410,000)	(12,868,000)

	$2,600,000	$17,622,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT AND RELATED PARTY LOAN (continued)

On May 21, 1998, the Company entered into a Credit Agreement (the “Agreement”) with several banks that consisted of a $26,700,000 revolving loan, increased to $30,000,000 in May 1999, and a $25,000,000 term loan. On April 12, 2001, the Agreement was amended to, among other things, revise the financial covenants; waive financial covenant defaults that existed at the time; fix May 1, 2002 as the maturity date of all loans under the Agreement; reduce the availability under the revolving loan facility to the lesser of $20,125,000 or an amount determined by reference to a borrowing base formula and provide certain additional collateral to the banks. At December 31, 2000 and from time to time during the year ended December 31, 2001, the Company was in default of certain terms of the Agreement. These events of default were waived by the banks. On December 21, 2001, the Agreement was amended and restated in its entirety (the “Restated Agreement”) to provide for an $11,000,000 revolving loan, subject to a borrowing base formula based on accounts receivable and inventory, (the “Revolver”), term loans totaling $19,166,666 (the “Term Loans”), and a letter of credit facility of $4,459,000. Under the Restated Agreement, the facility expires on December 31, 2003. At December 31, 2002 and 2001, the Company was in compliance with all terms of the Restated Agreement as amended. As discussed above, the Company has been out of compliance with these financial covenants from time to time. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note of $2,006,000. Pursuant to the terms of the Restated Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional Term Loan in the same amount. After the end of the second quarter of 2002, the Company and the banks entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which amended the Restated Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults and deferring principal payments otherwise due July 1, 2002.

In connection with the First Amendment, UM Holdings Ltd., a principal stockholder of the Company, lent to the Company, on a subordinated basis, $1,000,000 bearing interest at 10% and maturing January 1, 2004, or earlier if the borrowings under the Agreement are repaid. On September 30, 2002, the Company and the banks entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Restated Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults, and increasing the borrowing base under the Revolver from the date of the Second Amendment to December 31, 2002 by an overadvance of $1,100,000. The repayment of this $1,100,000 overadvance was guaranteed by UM Holdings Ltd.

Under the Restated Agreement, the Revolver expires on December 31, 2003 and is classified as a current liability as of December 31, 2002 due to its maturity date. At December 31, 2002, availability under the Revolver was $1,615,000 (which does not include the 1,100,000 overadvance provided by the Second Amendment). Final principal payment of the Term Loans is also due on December 31, 2003. Interest on the Revolver and Term Loan is payable monthly.

Under the Restated Agreement, as amended, borrowings under the Revolver bear interest at the Base Rate plus 2%, except for the overadvance, which bore interest at the Base Rate plus 3.5%, and borrowings under the Term Loans bear interest at the Base Rate plus 3%. The Base Rate is equal to the greater of the prime rate, as defined, or the federal funds effective rate plus 50 basis points, which was 4.75% at December 31, 2002. From March 31, 2001 through December 21, 2001, borrowings under the Revolver bore interest at the Base Rate plus rates ranging from 1% to 2% and borrowings under the Term Loans bore interest at the Base Rate plus rates ranging from 1.5% to 3%. The Company is also required to pay commitment fees equal to .5% of the unused Revolver. Prior to March 31, 2001, the Revolver and Term Loan borrowings bore interest at the Company’s option of either the Base Rate or LIBOR plus an applicable margin that varied depending on the Company’s level

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (continued)

of compliance with certain financial covenants, as defined. The average outstanding Revolver balance during 2002 and 2001 was approximately $7,312,000 and $12,490,000, respectively, and the weighted average interest rate in 2002 and 2001 was 6.80% and 8.49%, respectively. Interest expense on the Revolver was $537,000, $1,053,000 and $1,146,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the interest rate on the Term Loans was 7.25% and 7.75%, respectively. Interest expense on the Term Loan was $1,874,000, $1,549,000 and $1,480,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In November 1998, the Company entered into an interest rate swap agreement whereby the Company receives a variable LIBOR rate and pays a fixed rate of 5.04% through December 2003 (see Note 2). The purpose of the interest rate swap was to fix the interest rate on the Term Loans and the notional amount of the interest rate swap amortizes based on the original terms of the Term Loan. At December 31, 2002, the notional amount of the interest rate swap was $7,000,000. At December 31, 2002, the Company was receiving interest at a rate of 1.80% and paying interest at a rate of 5.04% under the interest rate swap.

In connection with the Restated Agreement in December 2001, the Company issued warrants to the banks to purchase 263,501 shares of common stock at an exercise price of $1.269 per share. The warrants have a term of 10 years and are exercisable immediately. The fair value of the warrants of $207,000 was accounted for as an additional deferred financing cost. The fair value of the warrants was determined using the Black-Scholes pricing model using expected volatility of 60%, the contractual term of the warrants and a risk-free interest rate of 5.25%. Additional warrants, representing 264,211 shares of the Company’s common stock became exercisable as of July 30, 2002, as a result of the company not refinancing the agreement as of such date at an exercise price of $1.269 per share. The fair value of these warrants of $276,000 was accounted for as additional deferred financing cost in the third quarter of 2002. Pursuant to the Restated Agreement in December 2001, as amended, the Company paid fees of $281,000 on December 31, 2002, is required to pay fees of $400,000 on March 31, 2003 if the facility is not retired in full prior to March 31, 2003 and fees of $281,000 on December 31, 2003 if the facility is not retired in full prior to December 31, 2003. Management is seeking to refinance the existing facility; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company. Pursuant to the Second Amendment, the Company has retained an investment banking firm to assist the Company in its efforts to refinance the existing facility (see Note 1).

If the Agreement is not refinanced by its maturity date and the banks do not choose to extend the maturity date, or if the Company fails to remain in compliance with the terms of the Restated Credit Agreement, as amended, the banks would have no obligation to extend further revolving loans, could demand payment in full of the outstanding borrowings under the facility and could foreclose on the collateral, which represents substantially all of the assets of the Company. The Company would not have sufficient funds to pay the full amount due in the event that the banks demanded payment in full.

Pursuant to the Restated Agreement, as amended, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain cumulative minimum earnings before interest, taxes, depreciation and amortization, maximum capital expenditures and a maximum leverage ratio. As discussed above, the Company has been out of compliance with the financial covenants from time to time. Additionally, the Company currently does not have the ability under the Restated Agreement to pay cash dividends. Borrowings under the Restated Agreement are secured by substantially all of the Company’s assets with certain exceptions.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (continued)

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.70% at December 31, 2002) with interest payable monthly and principal payable annually through May 2007. Interest expense on the bonds was $27,000, $64,000 and $107,000 for the years ended December 31, 2002, 2001 and 2000, respectively. A letter of credit of $1,941,000 is outstanding under the Restated Agreement for the benefit of the bondholders to guarantee principal and interest payments.

In connection with the acquisition of Tectrix, the Company issued a 5.63% note payable to the former Tectrix stockholders for $2,340,000. This note was adjusted to $2,006,000 based on the closing Tectrix balance sheet and certain adjustments for income taxes, as defined, and was paid in February 2002. Interest expense on the note was $114,000 and $115,000 for the years ended December 31, 2001 and 2000, respectively.

At December 31, 2002, long-term debt maturities are as follows:

2003	$26,410,000
2004	1,400,000
2005	400,000
2006	400,000
2007	400,000

$29,010,000

NOTE 6—STOCKHOLDERS’ EQUITY

Stock Options

1995 Omnibus Incentive Plan

Cybex’s Omnibus Incentive Plan (“Omnibus Plan”), as amended, is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 1,250,000 shares of common stock for issuance pursuant to the Omnibus Plan of which 500,000 shares were approved by the shareholders in 2002. The terms and conditions of each award are determined by a committee of the Board of Directors of the Company. Under the Omnibus Plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed 10 years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of grant).

1987 Stock Option Plan

The terms and conditions of grants of stock options under the 1987 Stock Option Plan were determined by a committee of the Board of Directors. Options outstanding under this plan were granted at exercise prices which were not less than the fair market value on the date of grant and were generally exercisable over a period not to exceed 10 years from the original date of grant. No future grants may be made under this plan.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—STOCKHOLDERS’ EQUITY (continued)

Information with respect to options under the Company’s plans is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 1999	768,641	$4.06-11.75	$7.48
Granted	81,500	2.69-4.06	3.30
Forfeited	(414,480)	2.69-11.75	8.56

Outstanding at December 31, 2000	435,661	2.69-11.75	5.67
Granted	187,000	1.30-1.75	1.69
Forfeited	(53,250)	1.54-9.38	3.05

Outstanding at December 31, 2001	569,411	1.30-11.75	4.61
Granted	104,000	1.51-1.90	1.61
Forfeited	(347,911)	1.75-11.75	5.86

Outstanding at December 31, 2002	325,500	$1.30-11.75	$2.29

The options generally vest over a three to five year period (with some subject to cliff vesting). At December 31, 2002, there are 778,134 shares available for future issuance pursuant to the Omnibus Plan.

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.30—$1.51	104,000	$1.49	9.80	2,000	$1.30
1.70— 1.90	148,000	1.75	8.86	31,750	1.74
3.00	6,500	3.00	7.16	3,250	3.00
4.063—4.313	62,000	4.08	6.81	46,000	4.08
11.75	5,000	11.75	4.96	5,000	11.75

	325,500	$2.29	8.67	88,000	$3.57

On July 7, 2000, the Company granted 50,000 shares of common stock to its former CEO in exchange for the cancellation of 238,000 options with an exercise price of $10.875 per share. During the year ended December 31, 2000, the Company recorded stock based compensation expense of $163,000 for the fair value of the common stock on the grant date. In addition, during the year ended December 31, 2000, the Company extended the life of a separate option held by the CEO to purchase 213,653 shares of common stock for an exercise price of $5.85 per share. This modification resulted in a new measurement date for the option, however, the exercise price of the option was greater than the fair value of the Company’s common stock on the measurement date, thus resulting in no compensation expense.

The weighted average fair value of each stock option granted during the years ended December 31, 2002, 2001 and 2000 was $.98, $1.13 and $2.04, respectively. The fair value of each option grant is estimated

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6— STOCKHOLDERS’ EQUITY (continued)

on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk free interest rate	2.8%	5.3%	6.2%
Expected dividend yield	—	—	—
Expected life	7 years	7 years	7 years
Expected volatility	60%	60%	60%

Stock Retainer Plan for Nonemployee Directors

The Company’s Amended and Restated 1995 Stock Retainer Plan for Nonemployee Directors provided that each nonemployee director receive 70% of his annual retainer in shares of common stock of the Company. As of December 31, 2001, there were insufficient authorized shares under this Plan to fully fund the stock retainer for that year. In 2002, the shareholders approved the 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) which provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The number of shares to be issued is computed by dividing the applicable amount of the annual retainer to be paid in stock by the fair market value of a common share on January 1 of each calendar year. The issuance of shares in payment of annual retainers results in expense based on the fair market value of such shares. At December 31, 2002, there are 127,633 shares available for future issuance pursuant to the 2002 plan.

Leveraged Employee Stock Ownership Plan

The Company sponsored a leveraged Employee Stock Ownership Plan (ESOP). This was a noncontributory plan designed to give eligible employees a proprietary interest in the Company through common stock ownership. The plan was terminated in September 2002 and participants were issued their account balances in shares of common stock. At December 31, 2002, there are 127,633 shares available for future issuance pursuant to the 2002 plan.

NOTE 7—INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2002	2001	2000
Domestic	$127,000	$(342,000)	$(32,276,000)
Foreign	(428,000)	(385,000)	—

	$(301,000)	$(727,000)	$(32,276,000)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES (continued)

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2002	2001	2000
Current provision:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred provision (benefit):
Federal	19,436,000	(45,000)	(10,124,000)
State	1,287,000	(6,000)	(1,575,000)

	20,723,000	(51,000)	(11,699,000)

	$20,723,000	$(51,000)	$(11,699,000)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31
	2002	2001	2000
Tax at statutory rate	$(102,000)	$(247,000)	$(10,973,000)
State income taxes, net of federal tax benefit	—	(4,000)	(1,033,000)
Other permanent differences, primarily non-deductible goodwill amortization	52,000	200,000	307,000
Valuation allowance	20,773,000	—	—

	$20,723,000	$(51,000)	$(11,699,000)

The significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Net operating, credit and capital loss carryforwards	$14,185,000	$12,613,000
Warranty reserves	604,000	1,366,000
Other accruals and reserves	2,739,000	3,316,000
Bad debt and lease reserves	317,000	739,000
Depreciation	(2,319,000)	(2,587,000)
Intangible amortization	5,151,000	5,540,000
Other – net	96,000	177,000
Valuation allowance	(20,773,000)	—

	$—	$21,164,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES (continued)

At December 31, 2002, the Company had federal net operating loss carryforwards which are scheduled to expire as follows:

2011	$6,082,000
2012	10,261,000
2019	3,637,000
2020	6,481,000
2021 and thereafter	11,082,000

$37,543,000

In addition, the Company has federal alternative minimum tax credit carryforwards of $276,000, which do not expire, a federal research and development tax credit carryforward of $129,000, which expires in 2008, and capital loss carryforwards of $387,000, which expire in 2003.

Pursuant to the Tax Reform Act of 1986, annual use of $16,440,000 of the Company’s federal net operating loss carryforwards are limited as a result of a cumulative change in ownership of more than 50% during the three-year period ended in November 1998. The annual limitation is approximately $2,600,000 per year. The annual limitation is cumulative and, therefore, if not fully utilized in a year, can be utilized in future years.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” projected future taxable income generally cannot be used as a basis for recovering deferred tax assets if there are cumulative losses during recent years. Accordingly, during the year ended December 31, 2002, the Company recorded a valuation allowance of $20,773,000 to reserve all of its net deferred tax assets as a result of cumulative losses during the three years ended December 31, 2002, exclusive of unusual items. Approximately $55,700,000 of taxable income is needed to fully realize deferred tax assets.

UM Holdings Ltd., a significant shareholder of the Company, has agreed to remit $585,000 to Cybex upon their utilization of a $1,723,000 net operating loss carryforward representing Trotter’s pre-merger 1997 loss. Such amount is included in net operating, credit and capital loss carry forwards in the table above and is fully reserved.

NOTE 8—BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company currently matches 100% of the first 2% of the employee’s eligible compensation contributions and 50% of the next 4% of the employee’s eligible compensation contributions. Contributions by the Company to the Plan were $166,000, $411,000 and $729,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company elected to suspend the Company match during an eight-month and three-month period in 2002 and 2001. Additionally, the Company may make discretionary contributions to the Plan. No discretionary contributions were made for the years ended December 31, 2002, 2001 and 2000.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2002, 2001 and 2000, the Company paid $198,000, $288,000 and $184,000, respectively, to a law firm of which one of the directors of the Company is a member.

The Company’s Chairman, who is a principal stockholder of the Company, has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. He received compensation of $45,000 in 2002 with respect to 2001 performance and a salary for 2002 of $327,000. The Chairman did not receive a salary in 2001 and 2000.

UM Holdings Ltd. Chief Financial Officer has served as Chief Financial Officer for the Company since February, 2002 and is expected to serve in this capacity for an indefinite period of time. For 2002, the Company accrued $110,000 in fees payable to UM Holdings Ltd. for these services. The total amount owed to UM Holdings Ltd. for consulting and other related expenses totaled $197,000 at December 31, 2002.

In 2002, UM Holdings Ltd., a principal stockholder of the Company, lent to the Company, on a subordinated basis, $1,000,000 bearing interest at 10% and maturing January 1, 2004 (See Note 5).

NOTE 10—COMMERCIAL LEASING

Prior to 2002, the Company had a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by the Company were accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. Leases are secured by the equipment financed, often with additional security in the form of other equipment liens, letters of credit, cash down payments and personal guarantees.

At December 31, 2002, lease receivables were comprised of the following:

Minimum lease payments receivable	$383,000
Less – unearned interest income	(52,000)
Less – reserve for lease receivables	(170,000)

$161,000

Minimum lease payments as of December 31, 2002 are due to be received as follows:

2003	$158,000
2004	80,000
2005	80,000
2006	65,000
2007	—

$383,000

The Company provided lease financing for $0, $1,274,000 and $5,977,000 of its sales for the years ended December 31, 2002, 2001 and 2000, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMERCIAL LEASING (continued)

In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company provides a guaranty or other recourse provisions to the independent leasing company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end-user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve in situations when collection of the lease payments is not probable. At December 31, 2002, the maximum contingent liability under all recourse and guarantees provisions was approximately $3,430,000. A reserve for estimated losses under recourse provisions of $170,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2002.

Prior to 2002, the Company entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. For the years ended December 31, 2001 and 2000, the Company generated net proceeds of $697,000 and $6,312,000, respectively, from the sale of lease receivables. The Company uses a third party to service the lease receivables that have been sold to third parties. Upon the sale of lease receivables, the Company recorded a servicing liability for the amounts payable to the third party, which generally was equal to approximately 100 basis points of the related receivables sold. At December 31, 2002 and 2001, servicing liabilities were $37,000 and $100,000, respectively. The Company is subject to recourse provisions which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which are generally equal to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams.

NOTE 11—ACCRUED LIABILITIES

	December 31,
	2002	2001
Warranty reserves	$1,602,000	$2,893,000
Self insurance reserves	1,930,000	2,384,000
Litigation reserve and professional fees	2,523,000	2,734,000
Payroll related and other	3,592,000	4,564,000

	$9,647,000	$12,575,000

NOTE 12—PROPERTY PLANT AND EQUIPMENT

	December 31,
	2002	2001
Land, building and improvements	$10,641,000	$10,635,000
Equipment, computers, software and furniture	23,065,000	21,981,000

	33,706,000	32,616,000
Less—accumulated depreciation	(17,153,000)	(13,471,000)

	$16,553,000	$19,145,000

Depreciation expense was $3,734,000, $3,622,000 and $3,509,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2006 for equipment and property under noncancelable operating and capital leases. Future minimum payments under these leases at December 31, 2002 are as follows:

	Operating	Capital
2003	$335,000	$201,000
2004	198,000	190,000
2005	149,000	41,000
2006	67,000	14,000
2007	—	11,000

	749,000	457,000
Less: amount representing interest	—	(51,000)

	749,000	406,000

Less: current portion		(169,000)

		$237,000

Rent expense under all operating leases for the years ended December 31, 2002, 2001 and 2000 was $574,000, $288,000 and $203,000, respectively.

Royalty Agreement

In connection with the settlement of a license dispute (see Note 4), the Company is required to make minimum royalty payments through November 2012. Future minimum payments included in accrued expense and other liabilities under this arrangement are as follows at December 31, 2002:

2003	$440,000
2004	360,000
2005	360,000
2006	360,000
2007	360,000
Thereafter	1,770,000

3,650,000
Amount representing interest	(1,349,000)

$2,301,000

Interest expense related to this obligation was $234,000 and $246,000 for the years ended December 31, 2002 and 2001.

Risk Retention

The Company’s risk retention amounts per occurrence are $250,000 for product liability and $70,000 for employee medical and hospitalization. The Company has excess primary coverage on a per-claim and aggregate basis beyond the deductible levels and also maintains umbrella policies to supplement the primary liability coverage. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. Actual results may vary from management estimates.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (continued)

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

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company’s wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. In accordance with Pennsylvania practice, the complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff.

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owes certain incentive compensation payments totaling approximately $873,000 and rent of approximately $38,000, plus interest. A motion is pending before the trial judge to award to the plaintiffs their attorneys fees and a further sum under the Wage Payment and Collection Law equal to 25% of the awarded compensation payments. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty in the amount of $48,750, on the claims related to lease issues. Such amount represented the approximately $38,000 jury verdict together with an agreed amount of interest due, and has been paid by the Company in 2002.

As of March 31, 2003, no judgement has been entered on the remainder of the jury verdict, as the post-trial proceedings remain to be completed. The Company plans to vigorously pursue the appeal of any judgement entered in this matter.

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT 360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which the Company believes could invalidate the Free Motion patent and has also filed a counterclaim against Free Motion seeking damages. This matter has become material to the Company given the legal expenses the Company has spent in defending this matter. The Company plans to continue to vigorously contest this litigation.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (continued)

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

Creighton et al v. Cybex International, Inc., et al

This action is in the Superior Court of the State of California for the County of Orange. The plaintiffs are a corporation which is a terminated dealer of Trotter and its stockholder. The complaint states a number of causes of actions generally arising from the termination, including claims for fraud and negligent misrepresentation, breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, interference with contract and prospective business advantage and the intentional infliction of emotional distress. Plaintiffs in a Statement of Damages provided prior to the dismissal of claims discussed below alleged $15,000,000 of compensatory damages and sought $20,000,000 in punitive damages. On December 8, 1998, the trial court granted Cybex’s motion for summary judgment of all claims asserted by the individual plaintiff and on March 4, 1999 the trial court granted Cybex’s motion for summary judgment of all claims asserted by the corporate plaintiff. The plaintiffs appealed these summary adjudications. On February 25, 2002, the Court of Appeal determined that the trial court had properly granted summary adjudication on the individual claims and on the corporate plaintiff’s intentional interference and breach of fiduciary duty claims, and reversed the summary adjudication on the corporate plaintiff’s contract-based causes of action and intentional and negligent misrepresentation claims. Accordingly, the latter claims were scheduled to proceed to trial.

A settlement with the corporate plaintiff was reached on the remaining causes of action. The settlement includes an initial payment by the Company of $50,000, which was made on March 1, 2003, $235,000 to be paid in installments over approximately 19 months following the initial payment and the delivery of $140,000 in discontinued and reconditioned equipment.

Other Litigation and Contingencies

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business.

Legal fees related to these matters are charged to expense as incurred. For the year ended December 31, 2001, the Company recorded a pre-tax charge of $2,200,000 with respect to the Kirila litigation and other contingencies.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarter Ended
	March 30	June 29	September 28	December 31
Sales	$18,913,000	$18,005,000	$19,898,000	$24,711,000
Gross profit	7,243,000	6,250,000	6,856,000	9,178,000
Net income (loss)	59,000	(22,243,000)	(388,000)	1,548,000
Basic and diluted net income (loss) per share	.01	(2.53)	(.04)	.18

	2001 Quarter Ended
	March 31	June 30	September 29	December 31
Sales	$23,367,000	$20,096,000	$19,378,000	$22,381,000
Gross profit	7,638,000	7,180,000	7,374,000	8,308,000
Net income (loss)	324,000	77,000	173,000	(1,250,000)
Basic and diluted net income (loss) per share	.04	.01	.02	(.15)

During the quarter ended June 29, 2002, the Company recorded a charge of $21,316,000 to establish a valuation allowance for deferred income taxes. During the quarter ended December 31, 2001, the Company recorded a $2,200,000 pre-tax charge primarily related to the Kirila litigation and other contingencies (see Note 13).

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
For the year ended December 31, 2002
Allowance for doubtful accounts	$2,196,000	$227,000		$1,030,000	$1,393,000

Restructuring reserves	2,925,000	—		504,000	2,421,000

Valuation allowance-deferred income taxes	—	20,773,000		—	20,773,000

For the year ended December 31, 2001
Allowance for doubtful accounts	$5,418,000	$(336,000)		$2,886,000	$2,196,000

Restructuring reserves	6,530,000	—		3,605,000	2,925,000

For the year ended December 31, 2000
Allowance for doubtful accounts	$4,475,000	$4,412,000		$3,469,000	$5,418,000

Restructuring reserves	25,000	7,281,000	(1)	776,000	6,530,000

(1)	Includes severance charges of $2,545,000 pertaining to the restructuring plan, relocation costs of $1,905,000 due to the closure of the Irvine, California facility and charges of $2,831,000 related to the settlement of a license dispute.

S-1

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 22, 2002, we dismissed Arthur Andersen LLP (“Andersen”), as our independent accountant, and appointed KPMG LLP as our new independent auditor, as more fully described in the Company’s current report Form 8-K dated July 22, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the sections captioned “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”). For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” and “Election of Directors—Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Within ninety days prior to the filing of this Report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are designed to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, they concluded that, as of the date of the evaluation, the Company’s disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)		The following documents are filed or incorporated by reference as a part of this report:
(3)	Exhibits

3(a)(1)

Restated Certificate of Incorporation of the Company, dated May 20, 1988,

incorporated by reference to Exhibit 3(a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.
	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.
3(a)(4)

Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 10-Q”).

	3(b)	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.
4(a)(1)

Common Stock Purchase Warrant issued to First Union National Bank pursuant to the Amended and Restated Credit Agreement dated as of December 21, 2001, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated December 21, 2001 (the “December 2001 8-K”).

	4(a)(2)	Common Stock Purchase Warrant issued to FSC Corp. pursuant to Amended and Restated Credit Agreement dated as of December 21, 2001, incorporated by reference to Exhibit 10.3 to the December 2001 8-K.
10(c)(1)

Credit Agreement dated May 21, 1998 among First Union National Bank, the Company and the Company’s subsidiaries, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 27, 1998.

10(a)(2)

Limited Waiver and Amendment No. 4, amending Credit Agreement dated May 21, 1998, incorporated by reference to Exhibit 10 (i) to the Company’s quarterly report on

Form 10-Q for the quarter ended March 31, 2001.

10(a)(3)

Limited Waiver, pertaining to Credit Agreement dated May 21, 1998, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2001 (the “September 2001 10-Q”).

	10(a)(4)	Amendment to Limited Waiver, pertaining to Credit Agreement dated May 21, 1998, incorporated by reference to Exhibit 10.2 to the September 2001 10-Q.
10(a)(5)

Amended and Restated Credit Agreement dated as of September 21, 2001, among the Company, the Company’s subsidiaries which are parties thereto, First Union National Bank, as Administrative Agent, and the Lenders which are parties thereto, incorporated by reference to Exhibit 10.1 to the December 2001 8-K.

10(a)(6)

First Amendment, dated as of July 24, 2002, to Amended and Restated Credit Agreement dated as of December 21, 2001, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2002 (the “September 2002 10-Q”).

10(a)(7)	Second Amendment, dated as of September 30, 2002, to Amended and Restated Credit Agreement, dated as of December 21, 2001, incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.
10(a)(8)

Subordination Agreement dated July 24, 2002, among the Company, UM Holdings, Ltd., Wachovia Bank, National Association, Fleet National Bank and Fleet Capital Corporation, incorporated by reference to Exhibit 10.5 to the September 2002 10-Q.

10(b)	Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Company’s Registration Statement on Form S-8 (No. 33-48124), filed May 26, 1992.*
10(c)	Registration Rights Agreement, dated as of December 21, 2001 among the Company, First Union National Bank and FSC Corp., incorporated by reference to Exhibit 10.4 to the December 2001 8-K.
10(d)	Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the 1994 10-K.
10(e)(1)	Subordinated Promissory Note dated July 24, 2002 in the principal amount of $500,000, payable to the order of UM Holdings, Ltd., incorporated by reference to Exhibit 10.6 to the September 2002 10-Q.
10(e)(2)

Subordinated Promissory Note dated September 16, 2002 in the principal amount of $500,000, payable to the order of UM Holdings, Ltd., incorporated by reference to Exhibit 10.7 to the September 2002 10-Q.

10(f)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (“the 2001 10-K”)*
10(g)	Amended and Restated 1995 Stock Retainer Plan for Nonemployee Directors dated May 18, 1999, incorporated by reference to the registration statement on Form S-8 (No. 333-79899) filed June 3, 1999.*
10(h)	2002 Stock Retainer Plan for Nonemployee Directors incorporated by reference to Exhibit 10(k) to the 2001 10-K*
10(i)	Services Agreement dated February 26, 2002 between the Company and UM Holdings, Ltd., Incorporated by reference to Exhibit 10(l) to the 2001 10-K
21.	Subsidiaries of the Registrant (filed herewith)
23(a)	Consent of Independent Auditors—KPMG LLP (Filed herewith)
23(b)	Information Regarding Consent of Arthur Andersen LLP
99(a)	Statement of Chief Executive Officer (Filed herewith)
99(b)	Statement of Chief Financial Officer (Filed herewith)

*	Executive Compensation Plans and Arrangements
(b)	Reports on Form 8-K

 None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC.

(Registrant)

/s/     John Aglialoro

By:

John Aglialoro

Chairman

April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	April 15, 2003

/s/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director and Chief Financial Officer (principal financial and accounting officer)	April 15, 2003

/s/ JAMES H. CARLL James H. Carll	Director	April 15, 2003

/s/ JOAN CARTER Joan Carter	Director	April 15, 2003

/s/ JERRY LEE Jerry Lee	Director	April 15, 2003

/s/ HARVEY MORGAN Harvey Morgan	Director	April 15, 2003

/s/ ALAN H. WEINGARTEN Alan H. Weingarten	Director	April 15, 2003

CERTIFICATION

I, John Aglialoro, certify that:

1.	I have reviewed this annual report on Form 10-K of Cybex International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003

/s/ John Aglialoro

Chairman and CEO

CERTIFICATION

I, Arthur W. Hicks, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Cybex International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003

/s/ Arthur W. Hicks, Jr.

Chief Financial Officer