Form 10-Q
period 2003-03-29
CYBEX INTERNATIONAL INC
filed 2003-05-13
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 29, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

(508) 533-4300

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On May 13, 2003, the Registrant had outstanding 8,830,962 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	$20,608	$18,913
Cost of sales	13,908	11,670

Gross profit	6,700	7,243
Selling, general and administrative expenses	7,527	6,532

Operating income (loss)	(827)	711
Interest income	10	9
Interest expense	(1,070)	(637)
Other income (expense)	43	18

Income (loss) before income taxes	(1,844)	101
Income taxes (benefit)	(57)	42

Net income (loss)	$(1,787)	$59

Basic and diluted net income (loss) per share	$(.20)	$.01

See notes to the condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 29, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$469	$216
Accounts receivable, net of allowance of $1,062 and $1,393	12,386	13,628
Inventories	7,450	8,489
Prepaid expenses and other	1,856	1,773

Total current assets	22,161	24,106
Property, plant and equipment, net	16,146	16,553
Goodwill, net	11,247	11,247
Other assets	1,132	1,455

	$50,686	$53,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$23,785	$26,410
Related party loan	3,400	—
Accounts payable	9,128	9,488
Accrued expenses	9,312	9,647

Total current liabilities	45,625	45,545
Long-term debt	1,600	1,600
Related party loan	—	1,000
Other liabilities	2,818	2,811

Total liabilities	50,043	50,956

Contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.10 par value, 20,000 shares authorized, 9,044 shares issued	904	904
Additional paid-in capital	45,383	45,372
Treasury stock, at cost (214 shares)	(2,257)	(2,257)
Accumulated deficit	(43,320)	(41,533)
Accumulated other comprehensive loss	(67)	(81)

Total stockholders’ equity	643	2,405

	$50,686	$53,361

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
OPERATING ACTIVITIES:
Net income (loss)	$(1,787)	$59
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,264	1,082
Provision for doubtful accounts	48	55
Net change in other operating assets and liabilities	1,791	254

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,316	1,450

INVESTING ACTIVITIES:
Purchases of property and equipment	(554)	(598)

NET CASH USED IN INVESTING ACTIVITIES	(554)	(598)

FINANCING ACTIVITIES:
Payments of long-term debt	(588)	(555)
Net payments under the revolving loan	(2,037)	(507)
Deferred refinancing costs	(284)	(5)
Borrowings from related party	2,400	–

NET CASH USED IN FINANCING ACTIVITIES	(509)	(1,067)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	253	(215)

CASH AND CASH EQUIVALENTS, beginning of period	216	1,315

CASH AND CASH EQUIVALENTS, end of period	$469	$1,100

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and consumer markets.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 2002, this Report on Form 10-Q, its Current Reports on Form 8-K, and its proxy statement dated April 22, 2003.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002, and are included below.

From time to time the Company arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases, the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At March 29, 2003, the maximum contingent liability under all recourse and guarantee provisions including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $4,466,000. A reserve under SFAS No. 5 for estimated losses under recourse provisions of $61,000 has been recorded based on historical and industry experience and is included in accrued liabilities at March 29, 2003. In accordance with FIN 45, effective January 1,

2003, the Company also recorded a liability and corresponding reduction of revenue of $23,000 for the estimated fair value of the Company’s guarantees. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability will be reduced on a straight-line basis over the life of each respective guaranty. In the event that the Company is required to fulfill its obligations under the guaranty, in most cases the Company has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets.

The following table sets forth the changes in the liability for product warranties during the three months ending March 29, 2003:

Balance as of January 1, 2003	$1,853,000
Payments made under warranty	(910,000)
Accrual for product warranties issued	447,000

Balance as of March 29, 2003	$1,390,000

Stock-Based Compensation

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and, as such, have been incorporated below. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net earnings and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No. 123 and SFAS No. 148 to its stock option plans.

	Three Months Ended
	March 29, 2003	March 30, 2002
Net income (loss)	$(1,787,000)	$59,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards, net of tax	(26,000)	(38,000)

Net loss pro forma	$(1,813,000)	$21,000

Basic and diluted net income (loss) per share:
As reported	$(.20)	$.01

Pro forma	$(.21)	$.00

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective prospectively for exit or disposal activities that are initiated after December 31, 2002.

NOTE 3 — INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	March 29, 2003	December 31, 2002
Raw materials	$3,700,000	$4,184,000
Work in process	1,751,000	1,831,000
Finished goods	1,999,000	2,474,000

	$7,450,000	$8,489,000

NOTE 4 — LONG-TERM DEBT AND RELATED PARTY LOAN

	March 29, 2003	December 31, 2002
Bank revolving loan	$6,914,000	$8,951,000
Bank term loans	16,571,000	17,159,000
Industrial development revenue bond	1,900,000	1,900,000

	25,385,000	28,010,000
Less – current portion	(23,785,000)	(26,410,000)

	$1,600,000	$1,600,000

On May 21, 1998, the Company entered into a Credit Agreement (the “Agreement”) with several banks that consisted of a $26,700,000 revolving loan, increased to $30,000,000 in May 1999, and a $25,000,000 term loan. On April 12, 2001, the Agreement was amended to, among other things, revise the financial covenants; waive financial covenant defaults that existed at the time; fix May 1, 2002 as the maturity date of all loans under the Agreement; reduce the availability under the revolving loan facility and provide certain additional collateral to the banks. On December 21, 2001, the Agreement was amended and restated in its entirety (the “Restated Agreement”) to provide for an $11,000,000 revolving loan, subject to a borrowing base formula based on accounts receivable and inventory (the “Revolver”), term loans totaling $19,167,000 (the “Term Loans”), and a letter of credit facility of $4,459,000. Under the Restated Agreement, the facility expires on December 31, 2003. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note of $2,006,000. Pursuant to the terms of the Restated Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional Term Loan in the same amount. After the end of the second quarter of 2002, the Company and the banks entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which amended the Restated Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults and deferring principal payments otherwise due July 1, 2002.

In connection with the First Amendment, UM Holdings Ltd., a principal stockholder of the Company, lent to the Company, on a subordinated basis, $1,000,000 bearing interest at 10% and maturing January 1, 2004, or earlier if borrowings under the Agreement are repaid. During the first quarter of 2003, UM Holdings Ltd., provided an additional $2,400,000 in subordinated loans with similar terms to fund the Company’s operations. On September 30, 2002, the Company and the banks entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), which amended the Restated Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults, and increasing the borrowing base under the Revolver, from the date of the Second Amendment to December 31, 2002, by an overadvance of $1,100,000. The repayment of this $1,100,000 overadvance was guaranteed by UM Holdings Ltd. As of March 29, 2003, the Company was not in compliance with all of the terms of the Agreement. Effective April 1, 2003, the Company and the banks entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which the lenders agreed not to exercise, during the forbearance period, their rights with respect to certain outstanding financial covenant defaults by the Company. The forbearance period runs through June 30, 2003, subject to extension through August 30, 2003, if certain conditions are met.

Under the Restated Agreement, the Revolver expires on December 31, 2003. At March 29, 2003, the unused availability under the Revolver was $2,217,000. The Term Loans are due in equal monthly principal installments of $294,000, with a final payment of all principal due on December 31, 2003. Interest is payable monthly. Pursuant to the Forbearance Agreement, all regularly scheduled principal payments required to be made on the Term Loans, as well as the payment of a $400,000 fee, have been extended and will become due on the earlier of the expiration of the forbearance period, the consummation of a sale of the Company, or the refinancing of the facility.

Under the Restated Agreement, as amended, borrowings under the Revolver bear interest at the Base Rate plus 2%, except for the overadvance, which bore interest at the Base Rate plus 3.50%, and borrowings under the Term Loans bear interest at the Base Rate plus 3 percent. The Base Rate is equal to the greater of the prime rate, as defined, or the federal funds effective rate plus 50 basis points. The Base Rate was 4.25% at March 29, 2003.

In November 1998, the Company entered into an Interest Rate Swap Agreement whereby the Company receives a variable LIBOR rate and pays a fixed rate of 5.04% through December 2003. The purpose of the Interest Rate Swap was to fix the interest rate on the Term Loans and the notional amount of the Interest Rate Swap amortizes based on the original terms of the Term Loan. At March 29, 2003, the notional amount of the Interest Rate Swap was $7,000,000. At March 29, 2003, the Company received interest at a rate of 1.40% and paid interest at a rate of 5.04% under the Interest Rate Swap.

In connection with the Restated Agreement in 2001, the Company issued warrants to the banks to purchase 263,501 shares of common stock at an exercise price of $1.269 per share. The warrants have a term of 10 years and are exercisable immediately. The fair value of the warrants of $207,000 was accounted for as an additional deferred financing cost. The fair value of the warrants was determined using the Black-Scholes pricing model using expected volatility of 60%, the contractual term of the warrants and a risk-free interest rate of 5.25%. Additional warrants, representing 264,211 shares of the Company’s common stock, became exercisable as of July 30, 2002, as a result of the Company not refinancing the Credit Agreement as of such date, at an exercise price of $1.269 per share. The fair value of these warrants of $276,000 was accounted for as additional deferred financing cost. Pursuant to the Restated Agreement, as amended, the Company was required to pay fees of $281,000 on December 31, 2002 (which fee was paid during the quarter ended March 29, 2003), was required to pay fees of $400,000 on March 31, 2003 because the facility was not retired in full prior to such date (which was extended pursuant to the Forbearance Agreement described above) and fees of $281,000 are due on December 31, 2003 if the facility is not retired in full prior to such date. Management is seeking to refinance the existing facility; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company. Pursuant to the Second Amendment, the Company has retained an investment banking firm to assist the Company in its efforts to refinance the existing facility. In light of the uncertainties related to the Company’s credit arrangements and cash needs, the Company has directed its investment banker to investigate all alternatives available to the Company to retire its bank debt, including the sale of the Company.

Pursuant to the Restated Agreement, as amended, the Company is required to maintain certain financial and non-financial covenants, as defined, including certain cumulative minimum earnings before interest, taxes, depreciation and amortization levels, maximum capital expenditures and a maximum leverage ratio. As described above, the Company has been out of compliance with the financial covenants from time to time, including as of March 29, 2003. Additionally, the Company currently does not have the ability under the Restated Agreement to pay cash dividends. Borrowings under the Restated Agreement are secured by substantially all of the Company’s assets.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.2% at March 29, 2003) with interest payable monthly and principal payable annually through May 2007. A letter of credit of $1,941,000 is outstanding under the Restated Agreement for the benefit of the bondholders to guarantee principal and interest payments.

NOTE 5 — RESTRUCTURING CHARGES

In December 2000, Cybex announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. During the March 30, 2002 quarter, the Company adjusted the reserve for severance payments provided as part of the December 2000 restructuring plan resulting in a reduction to selling, general and administrative expenses of $358,000. This adjustment to the reserve occurred as a result of a change in required future payments which occurred during the first quarter of 2002. Management’s plans with respect to the December 2000 restructuring plan are substantially complete.

The following table summarizes accrued restructuring costs at March 29, 2003:

	Balance December 31, 2002	Utilized	Balance March 29, 2003
Severance and other	$120,000	$21,000	$99,000
License settlement	2,301,000	33,000	2,268,000

	$2,421,000	$54,000	$2,367,000

NOTE 6 — EARNINGS (LOSS) PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

	Three Months Ended
	March 29, 2003	March 30, 2002
Shares used in computing basic net income (loss) per share	8,831,000	8,808,000
Dilutive effect of options and warrants	—	76,000

Shares used in computing diluted net income (loss) per share	8,831,000	8,884,000

For the three months ended March 29, 2003, options to purchase 324,750 shares of the Company’s common stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted net income (loss) per share since the result would be anti-dilutive as a result of the Company’s net loss for such period. For the three months ended March 30, 2002, options to purchase 407,411 shares of the Company’s common stock at exercise prices ranging from $3.00 to $11.75 per share were outstanding but were not included in the calculation of diluted net income (loss) per share since the result would be anti-dilutive.

NOTE 7 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. At March 29, 2003, a reserve of $2,500,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred.

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

As of March 29, 2003, no judgement has been entered on the remainder of the jury verdict, as the post-trial proceedings remain to be completed. The Company plans to vigorously pursue the appeal of any judgment entered in this matter.

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

Creighton et al v. Cybex International, Inc., et al

This action is in the Superior Court of the State of California for the County of Orange. The plaintiffs are a corporation which is a terminated dealer of Trotter and its stockholder. The complaint states a number of causes of actions generally arising from the termination, including claims for fraud and negligent misrepresentation, breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, interference with contract and prospective business advantage and the intentional infliction of emotional distress. Plaintiffs in a Statement of Damages provided prior to the dismissal of claims discussed below alleged $15,000,000 of compensatory damages and sought $20,000,000 in punitive damages. On December 8, 1998, the trial court granted Cybex’s motion for summary judgment of all claims asserted by the individual plaintiff and on March 4, 1999 the trial court granted Cybex’s motion for summary judgment of all claims asserted by the corporate plaintiff. The plaintiffs appealed these summary adjudications. On February 25, 2002, the Court of Appeal determined that the trial court had properly granted summary adjudication on the individual claims and on the corporate plaintiff’s intentional interference and breach of fiduciary duty claims, and reversed the summary adjudication on the corporate plaintiff’s contract-based causes of action and intentional and negligent misrepresentation claims. Accordingly, the latter claims were scheduled to proceed to trial. A settlement with the corporate plaintiff was reached on the remaining causes of action in February 2003. The settlement includes an initial payment by the Company of $50,000, which was made on March 1, 2003, $235,000 to be paid in installments over approximately 19 months following the initial payment and the delivery of $140,000 in discontinued and reconditioned equipment.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The Plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the Plaintiff. The Plaintiff seeks injunctive relief and monetary damages. The Company has filed an Answer to the Complaint denying the material allegations of the Complaint and has asserted counterclaims. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the ability of the Company to comply with the terms of its credit facility and to refinance such credit facility, and uncertainties relating to the implementation of the Company’s restructuring plan. Further information on these and other factors, which could affect the Company’s financial results, can be found in the Company’s reports filed with the Securities and Exchange Commission, including its Report on Form 10-K, including Part I thereof, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated April 22, 2003.

OVERVIEW AND OUTLOOK

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. (“Trotter”) and Tectrix Fitness Equipment, Inc. (“Tectrix”).

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

RESULTS OF OPERATIONS

NET SALES

Cybex’s net sales increased $1,695,000, or 9%, to $20,608,000 for the first quarter of 2003 from $18,913,000 for the first quarter of 2002. Sales of cardiovascular products increased $2,398,000, or 40%, to $8,419,000 and sales of strength products decreased $710,000, or 7%, to $9,309,000. The sales increase is attributable to sales of $3,449,000 of the Company’s new cardiovascular product, the ArcTrainer, which began full production in the third quarter of 2002. Freight and other revenue decreased $201,000, or 16%, to $1,021,000 in the first quarter of 2003. Sales of parts and service were for the three months ended March 29, 2003, $1,859,000, an increase of $208,000 or 13% above the comparable 2002 period.

GROSS MARGIN

Gross margin decreased to 32.5% in the first quarter of 2003 from 38.3% in the corresponding prior year period due to a variety of factors including: production inefficiencies (1.8%), change in product mix (1.6%), inventory write-offs (1.0%), and higher warranty costs (.8%). The production inefficiencies were primarily due to low sales levels in January and February.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $995,000, or 15%, to $7,527,000 in the first quarter of 2003 compared to $6,532,000 in the first quarter of 2002, predominantly due to increased sales and marketing expenses ($287,000) and legal costs ($381,000). In addition, selling, general and administrative expenses were reduced in the first quarter of 2002 by a $358,000 reduction to the reserve for severance payments provided as part of the December 2000 restructuring plan, reflecting lower than anticipated severance payments.

INTEREST AND OTHER

Net interest and other expense increased by $407,000 in the first quarter of 2003 compared to 2002 largely due to higher amortization of deferred financing costs including the amortization of the $281,000 fee due on December 31, 2002.

INCOME TAXES

The Company established in the second quarter of 2002 a valuation allowance for all deferred taxes in accordance with SFAS No. 109. Deferred tax assets of $20,773,000 are available to the Company to offset future tax liabilities. Management will re-evaluate the need for the valuation allowance in future periods. The Company does not expect to recognize a significant tax provision until a substantial portion of the net operating losses are utilized. The benefit recorded in 2003 relates to a state tax refund received from filing amended returns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2003, the Company had negative working capital of $23,464,000 compared to $21,439,000 of negative working capital at December 31, 2002. Working capital is negatively impacted by the classification of the bank loan and related party loan as current liabilities due to their maturity dates of less than one year.

For the three months ended March 29, 2003, the Company generated $1,316,000 of cash from operating activities compared to $1,450,000 in the first quarter of 2002. Cash used in investing activities was for purchases of equipment and totaled $554,000 in 2003 compared to $598,000 in 2002. The 2003 purchases relate primarily to equipment and tooling for the manufacturing of new products and improvements to the Company’s computer network.

On December 21, 2001, the Company and its banks agreed to a restructuring of the Company’s Credit Agreement, with the Credit Agreement being amended and restated in full (the “Restated Credit Agreement”). The Restated Credit Agreement, among other things, extended the maturity date of the facility to December 31, 2003, restructured the indebtedness, reduced the monthly principal payments, amended the financial covenants under the facility, and waived all then outstanding defaults under the Credit Agreement. The Restated Credit Agreement provided for term loans with an initial balance of $19,167,000, a revolving loan availability equal to the lesser of $11,000,000 or an amount determined by reference to a borrowing base, and a letter of credit facility of up to $4,459,000. In February 2002, a letter of credit under the letter of credit facility was utilized to retire an outstanding promissory note in the amount of $2,006,000. Pursuant to the terms of the Restated Credit Agreement, the letter of credit facility was reduced by $2,006,000 and replaced by an additional term loan in the same amount. After the end of the second quarter of 2002, the Company and the banks entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which amended the Restated Credit Agreement in certain respects, including revising the financial covenants, waiving any then outstanding defaults and deferring principal payments otherwise due July 1, 2002. In connection with the First Amendment, UM Holdings Ltd., a principal stockholder of the Company, lent to the Company, on a subordinated basis, $1,000,000 that matures on January 1, 2004, or earlier if the borrowings under the Credit Agreement are repaid. During the first quarter of 2003, UM Holdings Ltd. provided an additional $2,400,000 in subordinated loans to fund the Company’s operations. An additional $550,000 was provided during the period March 30, 2003 through May 12, 2003. On September 30, 2002, the Company and the banks entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), which amended the Restated Agreement in certain respects, including revising the financial covenants through December 31, 2002 and increasing the borrowing base under the Revolver, from the date of the Second Amendment until December 31, 2002, by an overadvance of $1,100,000. The repayment of this $1,100,000 overadvance was guaranteed by UM Holdings Ltd. The Company is currently in default of certain financial covenants contained in the Restated Agreement, as amended. The Company and its banks have entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which the banks have agreed not to exercise their rights with respect to such defaults during a forbearance period that runs through June 30, 2003, subject to extension to August 30, 2003 if certain conditions are met. Pursuant to the Forbearance Agreement, the banks have also agreed to defer principal payments on the Term Loans and a $400,000 deferred fee until the earlier of the expiration of the forbearance period, the consummation of a sale of the Company, or the refinancing of the facility.

At March 29, 2003, there was outstanding under the Credit Agreement $16,571,000 in Term Loans, $6,914,000 in revolving loans and $1,941,000 in letters of credit. Availability under the Revolver loan fluctuates daily, and for much of the first quarter there was little unused availability. At March 29, 2003, there was $2,217,000 in unused availability under the revolving loan.

Pursuant to the Restated Credit Agreement in 2001, the Company issued warrants to the banks to purchase 263,501 shares of the Company’s common stock at an exercise price of $1.269 per share and additional warrants to purchase 264,211 shares of the Company’s common stock became exercisable on July 30, 2002, as a result of the Company not refinancing the agreement as of such date, at an exercise price of $1.269 per share. Pursuant to the Restated Credit Agreement, as amended, the Company was required to pay fees of $281,000 on December 31, 2002 (which fee was paid during the first quarter of 2003); fees of $400,000 were required to be paid on March 31, 2003 because the facility was not retired in full prior to that date (payment of such fee is deferred until the expiration of the Forbearance Agreement) and fees of $281,000 are due if the facility is not retired in full prior to December 31, 2003.

Pursuant to the Second Amendment, the Company has retained an investment banking firm to assist in its efforts to refinance the Restated Credit Agreement, which matures on December 31, 2003; however, there can be no assurance that management will be successful in refinancing the facility or that any such refinancing will be on terms favorable to the Company. If the credit facility is not refinanced by the end of the forbearance period under the Forbearance Agreement and the banks do not choose to extend the forbearance period, or if the Company fails to remain in compliance with the terms of the Restated Credit Agreement, as amended, from and after the date of the Forbearance Agreement, the banks would have no obligation to extend further revolving loans, could demand payment in full of the outstanding borrowings under the facility and could foreclose on the collateral, which represents substantially all of the assets of the Company. The Company would not have sufficient funds to pay the full amount due in the event the banks demanded payment in full. The report of the Company’s independent auditors contained in the Company’s Report on Form 10-K for the year ended December 31, 2002 states that in light of the uncertainties related to the Company’s credit arrangements and cash needs, the Company has directed its investment banker to investigate all alternatives available to the Company to retire its bank debt, including a sale of the Company.

The Company relies upon cash flows from its operations and borrowings under its Credit Agreement to fund its working capital and capital expenditure requirements, and a decline in sales or margins or a failure to remain in compliance with the terms of the Credit Agreement or to retire the bank debt by the end of the forbearance period under the Forbearance Agreement, could result in the Company having insufficient funds for such purposes. The Company has also relied upon the financial support provided by UM Holdings Ltd. UM Holdings Ltd. has no obligation to provide such support to the Company, and there is no assurance it will do so in the future.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements as of March 29, 2003:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Long-term debt	$25,385,000	$23,785,000	$800,000	$800,000	$—
Related party debt	3,400,000	3,400,000	—	—	—
Royalty agreement	3,560,000	440,000	720,000	720,000	1,680,000
Capital lease obligations	778,000	278,000	344,000	156,000	—
Operating lease commitments	655,000	279,000	342,000	34,000	—

Total	$33,778,000	$28,182,000	$2,206,000	$1,710,000	$1,680,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by Cybex are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. The Company has entered into agreements, generally subject to limited recourse, to sell certain lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. Under limited recourse provisions, the Company may be required to repurchase or replace leases in default. In return, the Company would receive the collateral position in the defaulted leases. The recourse provisions, which are generally limited to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At March 29, 2003, the maximum contingent liability under all recourse provisions was approximately $4,466,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at March 29, 2003 and December 31, 2002.

CRITICAL ACCOUNTING POLICIES

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

Allowance for doubtful accounts.    Management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer’s current credit-worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of a specific customer or the Company’s general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Warranty reserve.    Since January 1, 2001, all products are warranted from one to three years for labor and ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. Prior to December 31, 2000, the Company generally provided a three year warranty on cardiovascular products. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from management’s estimates, adjustments to the warranty liability would be required.

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

Valuation of deferred tax assets.    The Company established, during the second quarter of 2002, a valuation allowance of $20,773,000 against the carrying value of its deferred tax assets. Approximately $56,000,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002, and are included below.

From time to time the Company arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases, the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At March 29, 2003, the maximum contingent liability under all recourse and guarantee provisions including recourse and guarantee provisions issued prior to January 1, 2003 was approximately $4,466,000. A reserve under SFAS No. 5 for estimated losses under recourse provisions of $61,000 has been recorded based on historical and industry experience and is included in accrued liabilities at March 29, 2003. In accordance with FIN 45, effective January 1, 2003, the Company also recorded a liability and corresponding reduction of revenue of $23,000 for the estimated fair value of the Company’s guarantees. The fair value of the guarantee was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability will be reduced on a straight-line basis over the life of each respective guaranty. In the event that the Company is required to fulfill its obligations under the guaranty, in most cases the Company has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets.

The following table sets forth the changes in the liability for product warranties during the three months ending March 29, 2003:

Balance as of January 1, 2003	$1,853,000
Payments made under warranty	910,000
Accrual for product warranties issued	447,000

Balance as of March 29, 2003	$1,390,000

Stock-Based Compensation

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and, as such, have been incorporated below. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net earnings and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No. 123 and SFAS No. 148 to its stock option plans. Had compensation cost for the Company’s stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been adjusted.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective prospectively for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 2002 Form 10-K.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Kirila et al v. Cybex International, Inc. et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2002 for a description of these proceedings.

Hot New Products v. Cybex International, Inc. et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2002 for a description of these proceedings.

Creighton et al v. Cybex International, Inc., et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2002 for a description of these proceedings.

Free Motion Fitness v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2002 for a description of these proceedings.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The Plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the Plaintiff. The Plaintiff seeks injunctive relief and monetary damages. The Company has filed an Answer to the Complaint denying the material allegations of the Complaint and has asserted counterclaims. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company has failed to meet certain financial covenants contained in its Credit Agreement. The Company has entered into a Forbearance Agreement with its lenders, pursuant to which the lenders have agreed not to exercise their rights with respect to such defaults through June 30, 2003, subject to extension to August 30, 2003 if certain conditions are met. Pursuant to the Forbearance Agreement, the lenders have also agreed to defer principal payments on the term loans under the Credit Agreement and a $400,000 fee payable thereunder to the earlier of the expiration of the forbearance period, the consummation of a sale of the Company, or the refinancing of the facility.

ITEM 4.    S UBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1—Statement of Chief Executive Officer

Exhibit 99.2—Statement of Chief Financial Officer

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC.

May 13, 2003	By:	/s/ JOHN AGLIALORO
John Aglialoro Chairman and Chief Executive Officer

May 13, 2003	By:	/s/ ARTHUR W. HICKs, Jr.
Arthur W. Hicks, Jr. Chief Financial Officer

CERTIFICATION

I, John Aglialoro, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cybex International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003

/s/ Arthur W. Hicks, Jr.

Chief Financial Officer