Form 10-Q
period 2003-06-28
CYBEX INTERNATIONAL INC
filed 2003-08-07
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 28, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

On July 31, 2003, the Registrant had outstanding 8,830,962 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$21,114	$18,005	$41,722	$36,918
Cost of sales	13,897	11,755	27,805	23,425

Gross profit	7,217	6,250	13,917	13,493

Selling, general and administrative expenses	6,387	6,981	13,914	13,513

Operating income (loss)	830	(731)	3	(20)

Interest income	8	–	19	9
Interest expense	(682)	(934)	(1,752)	(1,571)
Other income, net	27	66	69	84

Income (loss) before income taxes	183	(1,599)	(1,661)	(1,498)
Income taxes (benefit)	–	20,644	(57)	20,686

Net income (loss)	$183	$(22,243)	$(1,604)	$(22,184)

Basic and diluted net income (loss) per share	$.02	$(2.53)	$(.18)	$(2.52)

See notes to the condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 28,	*Pro Forma	December 31,
	2003	June 28, 2003	2002
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$442	$442	$216
Accounts receivable, net of allowance of $1,007 and $1,393	13,153	13,153	13,628
Inventories	7,489	7,489	8,489
Prepaid expenses and other	2,174	2,174	1,773

Total current assets	23,258	23,258	24,106
Property, plant and equipment, net	15,311	15,311	16,553
Goodwill	11,247	11,247	11,247
Other assets	968	968	1,455

	$50,784	$50,784	$53,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$9,674	$9,674	$26,410
Accounts payable	7,848	7,848	9,488
Accrued expenses	8,725	8,725	9,647

Total current liabilities	26,247	26,247	45,545
Long-term debt	15,800	15,800	1,600
Related party loan	4,900	–	1,000
Other liabilities	2,781	2,781	2,811

Total liabilities	49,728	44,828	50,956

Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $1.00 par value, 100 shares authorized, 33 shares issued	–	4,900	–
Common stock, $.10 par value, 20,000 shares authorized, 9,044 shares issued	904	904	904
Additional paid-in capital	45,590	45,590	45,372
Treasury stock, at cost (214 shares)	(2,257)	(2,257)	(2,257)
Accumulated deficit	(43,137)	(43,137)	(41,533)
Accumulated other comprehensive loss	(44)	(44)	(81)

Total stockholders’ equity	1,056	5,956	2,405

	$50,784	$50,784	$53,361

* Gives effect to conversion of related party loan to preferred stock on July 16, 2003 (see Note 1).

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28,	June 29,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(1,604)	$(22,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,207	2,294
Provision for doubtful accounts	134	38
Deferred income taxes	–	21,164
Net change in other operating assets and liabilities	(963)	1,274

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(226)	2,586

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(628)	(835)

FINANCING ACTIVITIES:
Payments of long-term debt	(1,459)	(1,737)
Net payments under the revolving loan	(1,077)	(1,081)
Deferred refinancing costs	(284)	(14)
Purchase of treasury stock	–	(6)
Borrowings from related party	3,900	–

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,080	(2,838)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	226	(1,087)
CASH AND CASH EQUIVALENTS, beginning of period	216	1,315

CASH AND CASH EQUIVALENTS, end of period	$442	$228

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a leading manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and consumer markets.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the entire year.

The pro forma condensed consolidated balance sheet as of June 28, 2003 gives effect to the conversion of a $4,900,000 related party loan to Series B Convertible Cumulative Preferred Stock on July 16, 2003 as if such transaction had occurred on June 28, 2003 (see Note 4).

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

From time to time the Company arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases, the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At June 28, 2003, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $4,258,000. A reserve under SFAS No. 5 for estimated losses under recourse provisions of $57,000 has been recorded based on historical and industry experience and is included in accrued liabilities at June 28, 2003. In accordance with FIN 45, the Company also recorded a liability and corresponding reduction of revenue of $39,000 as of June 28, 2003 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantee was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability will be reduced on a straight-line basis over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, the Company has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets.

The following table sets forth the changes in the liability for product warranties during the six months ending June 28, 2003:

Balance as of January 1, 2003	$1,853,000
Payments made under warranty	(1,622,000)
Accrual for product warranties issued	1,207,000

Balance as of June 28, 2003	$1,438,000

Stock-Based Compensation

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and, as such, have been incorporated below. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net earnings and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No. 123 and SFAS No. 148 to its stock option plans.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income (loss)	$183,000	$(22,243,000)	$(1,604,000)	$(22,184,000)
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards, net of tax	$(27,000)	(40,000)	(53,000)	(77,000)

Net income (loss) pro forma	$156,000	$(22,283,000)	$(1,657,000)	$(22,261,000)

Basic and diluted net income (loss) per share: As reported	$.02	$(2.53)	$(.18)	$(2.52)

Pro forma	$.02	$(2.53)	$(.19)	$(2.53)

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective prospectively for exit or disposal activities that are initiated after December 31, 2002.

NOTE 3 — INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	June 28, 2003	December 31, 2002
Raw materials	$3,714,000	$4,184,000
Work in process	1,737,000	1,831,000
Finished goods	2,038,000	2,474,000

	$7,489,000	$8,489,000

NOTE 4 — LONG-TERM DEBT AND RELATED PARTY LOAN

Long-term debt consists of the following:

	June 28, 2003	December 31, 2002
Bank revolving loan	$7,874,000	$8,951,000
Bank term loans	16,000,000	17,159,000
Industrial development revenue bond	1,600,000	1,900,000

	25,474,000	28,010,000
Less – current portion	(9,674,000)	(26,410,000)

	$15,800,000	$1,600,000

As of June 28, 2003, long-term debt consisted primarily of borrowings pursuant to a restated credit agreement with several banks (the Restated Agreement), which consisted of an $11,000,000 revolving loan, subject to a borrowing base formula based on accounts receivable and inventory, term loans with a balance of $19,167,000 at June 28, 2003, and a letter of credit facility of $4,459,000 at June 28, 2003. Under the Restated Agreement, as amended from time to time, borrowings under the revolving loan bore interest at the Base Rate plus 2%, and borrowings under the term loans bore interest at the Base Rate plus 3%. The Base Rate was equal to the greater of the prime rate, as defined, or the Federal Funds effective rate plus 50 basis points. The Base Rate was 4.0% at June 28, 2003. Borrowings under the Restated Agreement were secured by substantially all of the Company’s assets.

Pursuant to the Restated Agreement, as amended from time to time, the Company was required to maintain certain financial and non-financial covenants, as defined, including certain cumulative minimum earnings before interest, taxes, depreciation and amortization, maximum capital expenditures and a maximum leverage ratio. The Company was out of compliance with the financial covenants from time to time, including as of March 29, 2003 and June 28, 2003. Effective April 1, 2003, the Company and the banks entered into a Forbearance Agreement (the Forbearance Agreement) pursuant to which the lenders agreed not to exercise, during the forbearance period, their rights with respect to certain outstanding financial covenant defaults by the Company. Additionally, pursuant to the Forbearance Agreement, all regularly scheduled principal payments required to be made on the term loans, as well as the payment of a $400,000 fee, were extended and were due upon the earlier of the expiration of the forbearance period, the consummation of a sale of the Company, or the refinancing of the facility. The forbearance period was through June 30, 2003, subject to extension through August 30, 2003, if certain conditions were met. Borrowings under the Restated Agreement were initially classified as current liabilities as of June 28, 2003 as a result of the events of default and the original maturity date of the facility of December 31, 2003.

In November 1998, the Company entered into an Interest Rate Swap Agreement whereby the Company received a variable LIBOR rate and paid a fixed rate of 5.04% through December 2003. The purpose of the swap was to fix the interest rate on the terms loans and the notional amount of the swap amortized based on the original terms of the term loans. In connection with the refinancing described below, the swap was terminated in July 2003 in exchange for a payment of $54,594 by the Company, which is included in accrued liabilities as of June 28, 2003.

During 2002, UM Holdings Ltd., a principal stockholder of the Company, lent to the Company, on a subordinated basis, $1,000,000 bearing interest at 10% and maturing on January 1, 2004. During the six months ended June 28, 2003, UM Holdings Ltd. provided an additional $3,900,000 in subordinated loans with similar terms to fund the Company’s operations.

On July 16, 2003, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (the “CIT Financial Agreement”) and a financing agreement with Hilco Capital LP (“Hilco”) (the “Hilco Financing Agreement”). The CIT Financing Agreement provides for term loans of $5,000,000 and working capital loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The Hilco Financing Agreement provides for mortgage loans of $11,000,000. Both the CIT loans and the Hilco loans are secured by substantially all of the assets of the Company. The proceeds of the CIT and Hilco Financing Agreements were used to repay, in full, all outstanding borrowings under the Restated Agreement. Additionally, the Company’s prior lenders did not require payment of the $400,000 fee. As a result of the refinancing of current obligations subsequent to June 28, 2003, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” $14,600,000 has been excluded from current maturities of long-term debt as of June 28, 2003.

The CIT loans bear interest rates between LIBOR plus 2.5% and LIBOR plus 3.5% or the prime rate less .25% and the prime rate plus .75% based on a performance grid, except for a $3,000,000 term loan, which bears interest of the prime plus 5%, with a minimum of 10%. The CIT term loans are due in equal quarterly installments of $350,000, with the balance due upon maturity. The Hilco loan bears interest at the prime rate plus 11.5%, with a minimum of 15.5% and is due in equal quarterly installments of $137,500 beginning on July 16, 2004, with the balance due upon maturity. The maturity date under both the CIT Financing Agreement and the Hilco Financing Agreement is July 16, 2006. The CIT and Hilco Financing Agreements require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio and a limitation on annual capital expenditures. Both financing agreements also restrict the ability of the Company to pay cash dividends.

Pursuant to the CIT Financing Agreement, the Company issued a warrant to CIT to purchase 176,619 shares of common stock, at an exercise price of $1.35 per share. Pursuant to the Hilco Financing Agreement, the Company issued a warrant to Hilco to purchase 189,640 shares of the common stock, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and have a fair value of $41,427 and $226,309, respectively. These amounts will be recorded as deferred financing costs. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%.

As part of this refinancing, on July 16, 2003, $4,900,000 of subordinated notes held by UM Holdings Ltd. (related party loans) were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). As a result, the Company also excluded the related party loans from current liabilities as of June 28, 2003 in accordance with SFAS No. 6, but cannot classify such amounts within stockholders’ equity at June 28, 2003 because the shares were issued subsequent to such date. The pro forma condensed consolidated balance sheet as of June 28, 2003 gives effect to the conversion of the related-party loans as if it had occurred as of June 28, 2003 (see Note 1). The Company agreed to pay UM Holdings Ltd. a commitment fee of $120,000 in connection with this conversion. The Preferred Stock has the following characteristics: holders are entitled to receive dividends of $14.90, or 10% of the issuance price, per share per annum on a cumulative and preferential basis; holders shall not be entitled to vote, except when a provision of law expressly confers a right to vote on a particular matter or when the Company wishes to alter or change any of the powers, preferences, privileges, or rights of the Preferred Stock, in which case, approval, by vote, of holders of at least 66-2/3% of the outstanding shares of the Preferred Stock needs to be obtained; and conversion rights with a conversion ratio of 100 shares of common stock for each share of Preferred Stock, convertible at the option of the holder on or after the later of six months and one day from the original issuance date, June 30, 2004, or the date on which shareholders of the Company approve the convertibility rights. The liquidation preference is equal to the original issuance price of the Preferred Stock plus any accrued but unpaid dividends. The Preferred Stock is subject to mandatory redemption upon the sale of the Company. The Company has the right to redeem the Preferred Stock at any time after June 30, 2008. Redemption of the Preferred Stock will be at the original issuance price plus any accrued but unpaid dividends. The right of holders to receive any cash payments with respect to the Preferred Stock (whether as a dividend, a liquidation, redemption payment, or otherwise) is junior and subordinate to the payment of the Company’s “Senior Debt” (as defined). As part of the CIT and Hilco Financing Agreements, UM Holdings Ltd. provided additional collateral of $3,100,000 in the form of a guarantee of certain letters of credit. In the event that UM Holdings Ltd. suffers a loss with respect to this collateral, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.05% at June 28, 2003) with interest payable monthly and principal payable annually through May 2007. A letter of credit in the amount of $1,634,000 is outstanding for the benefit of the bondholders to guarantee principal and interest payments.

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

The following table summarizes accrued restructuring costs at June 28, 2003:

	Balance December 31, 2002	Utilized	Balance June 28, 2003
Severance and other	$120,000	$63,000	$57,000
License settlement	2,301,000	67,000	2,234,000

	$2,421,000	$130,000	$2,291,000

NOTE 6 — EARNINGS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Shares used in computing basic net income (loss) per share	8,831,000	8,807,000	8,831,000	8,807,000
Dilutive effect of options and warrants	28,000	—	—	—

Shares used in computing diluted net income (loss) per share	8,859,000	8,807,000	8,831,000	8,807,000

For the three and six months ended June 28, 2003, options to purchase 326,027 and 340,000 shares, respectively, of the Company’s common stock at exercise prices ranging from $1.51 to $11.75 and $1.30 to $11.75 per share respectively, were outstanding but were not included in the calculation of diluted net income (loss) per share since the result would be anti-dilutive. For the three and six months ended June 29, 2002, options to purchase 473,653, of the Company’s common stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted net income (loss) per share since the result would be anti-dilutive.

NOTE 7 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. At June 28, 2003, a reserve of $2,042,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred.

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

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owes certain incentive compensation payments totaling approximately $873,000 and rent of approximately

$38,000, plus interest. A motion is pending before the trial judge to award to the plaintiffs their attorneys fees and a further sum under the Wage Payment and Collection Law equal to 25% of the awarded compensation payments. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty in the amount of $48,750, on the claims related to lease issues. Such amount represented the approximate $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002.

As of June 28, 2003, no judgement has been entered on the remainder of the jury verdict, as the post-trial proceedings remain to be completed. The Company plans to vigorously pursue the appeal of any judgment entered in this matter.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the ability of the Company to comply with the terms of its credit facilities and uncertainties relating to the implementation of the Company’s restructuring plan. Further information on these and other factors which could affect the Company’s financial results can be found in the Company’s reports filed with the Securities and Exchange Commission, including its Report on Form 10-K, including Part I thereof, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated April 22, 2003.

OVERVIEW

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a leading manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. (“Trotter”) and Tectrix Fitness Equipment, Inc. (“Tectrix”).

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

Cybex’s net sales increased by 13% during the first six months of 2003 compared to the corresponding prior year period. While Cybex does not expect that net sales will continue to increase at this rate during the balance of 2003, it anticipates that net sales for the full year 2003 will exceed 2002 net sales by more than its prior guidance of 3% to 5%.

RESULTS OF OPERATIONS

NET SALES

Cybex’s net sales increased $3,109,000, or 17%, to $21,114,000 for the second quarter 2003 from $18,005,000 for the second quarter 2002. For the six months ended June 28, 2003, net sales increased $4,804,000, or 13%, to $41,722,000 from $36,918,000 for the same period in 2002. For the second quarter of 2003, sales of cardiovascular products increased $3,669,000, or 61%, to $9,668,000 and sales of strength products decreased $683,000, or 7%, to $8,929,000. For the six months ended June 29, 2003, sales of cardiovascular products increased $6,005,000, or 50%, to $18,112,000 and sales of strength products decreased $1,385,000, or 8%, to $18,352,000. The sales increases are attributable to the Company’s new cardiovascular product, the ArcTrainer, which began full production in the third quarter of 2002. ArcTrainer sales totaled $4,158,000 and $7,607,000 for the quarter and six months ended June 28, 2003, respectively. Freight and other revenue decreased $37,000, or 4%, to $802,000 in the second quarter of 2003 and $189,000, or 10%, to $1,682,000 for the six months ended June 28, 2003. Sales of parts increased $160,000, or 10%, to $1,715,000 in the second quarter of 2003 and $374,000, or 12%, to $3,577,000 for the six months ended June 28, 2003.

GROSS MARGIN

Gross margin decreased to 34.2% in the second quarter of 2003 from 34.7% in the prior year second quarter. Higher warranty costs (3.0%) as a result of a 2002 favorable reserve adjustment and inventory write-offs (1.2%) were offset by production and labor efficiencies (3.7%). The production and labor efficiencies are primarily due to higher sales level for the quarter.

Gross margin for the six months ended June 28, 2003, decreased to 33.4% from 36.6% for the same period in 2002 predominantly due to higher warranty costs (1.6%), changes in product mix (1.4%), inventory write-offs (1.1%) and higher material costs (.7%). These costs were offset by production efficiencies (1.6%) due primarily to higher sales levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $594,000, or 9%, to $6,387,000 in the second quarter 2003 compared to $6,981,000 in the second quarter 2002, predominantly due to decreased sales and marketing expenses ($300,000) and product development costs ($138,000) in the second quarter 2003 along with severance costs ($198,000) recorded in the second quarter of 2002. For the six months ended June 28, 2003, selling, general and administrative expenses increased by $401,000, or 3% predominantly due to increased legal costs ($595,000) in 2003 and two reductions of reserves in 2002 which reduced selling, general and administrative expenses in such period. The 2002 results included a second quarter reduction of $470,000 to a product liability reserve as a result of favorable claims experience and a first quarter reduction of $358,000 to the reserve for severance payments provided as part of the December 2000 restructuring plan reflecting lower than anticipated severance payments. The increase in 2003 selling, general and administrative expenses was offset in part by decreased product development ($404,000), marketing expenses ($385,000) and severance costs ($248,000) in 2003 compared to 2002.

INTEREST AND OTHER

Net interest expense decreased by $222,000 in the second quarter due to amortization of deferred financing costs of $202,000 in the second quarter 2002 compared to no amortization of deferred financing costs recorded in the second quarter 2003. For the six months ended June 28, 2003, net interest expense increased by $186,000 due to the accelerated amortization of deferred financing costs in the first quarter of 2003 and higher debt levels in 2003.

INCOME TAXES

In the second quarter of 2002, the Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109. Deferred tax assets of $20,773,000 are available to the Company to offset future tax liabilities. Management will re-evaluate the need for the valuation allowance in future periods. The Company does not expect to recognize a significant tax provision until a substantial portion of the net operating losses are utilized. The benefit recorded in 2003 relates to a state tax refund received from filing amended returns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2003, the Company had negative working capital of $2,989,000 compared to $21,439,000 of negative working capital at December 31, 2002. Working capital at June 28, 2003 was favorably impacted by the refinancing of the Company’s prior credit facility subsequent to the end of second quarter 2003 resulting in a reclassification of its debt between a current and long-term liability. At December 31, 2002, the entire credit facility had been classified as a current liability.

For the six months ended June 28, 2003, the Company used $226,000 of cash from operating activities compared to generating $2,586,000 of cash in the first six months of 2002. The difference is primarily due to a decrease in accounts receivable of $2,932,000 during the first six months of 2002 compared to a decrease of $475,000 during the first six months of 2003. Cash used in investing activities during the first six months of 2003 was for $628,000 of equipment purchases, compared to $835,000 in 2002. The 2003 purchases relate primarily to manufacturing equipment, equipment and tooling for the manufacturing of new products and improvements to the Company’s computer network.

At June 28, 2003, there was outstanding under the Company’s prior credit facility $16,000,000 in term loans, $7,874,000 in revolving loans and $1,634,000 in letters of credit. Availability under the revolver loan fluctuates daily, and for much of the second quarter there was little unused availability. At June 28, 2003, there was $1,767,000 in unused availability under the revolving loan.

The Company’s principal stockholder, UM Holdings Ltd. (“UM”), advanced $1,500,000 to the Company in the first quarter of 2003 and $2,400,000 in the second quarter of 2003, represented by subordinated notes. At June 28, 2003, an aggregate of $4,900,000 of subordinated notes were held by UM.

The Company on July 16, 2003, refinanced in full its prior credit facility. As part of such refinancing, the Company’s prior lenders did not require payment of $400,000 of deferred fees.

On July 16, 2003, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (the “CIT Financial Agreement”) and a financing agreement with Hilco Capital LP (“Hilco”) (the “Hilco Financing Agreement”). The CIT Financing Agreement provides for term loans of $5,000,000 and working capital loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The Hilco Financing Agreement provides for mortgage loans of $11,000,000. Both the CIT loans and the Hilco loans are secured by substantially all of the assets of the Company and mature on July 16, 2006. As a result of the refinancing, $14,600,000 has been excluded from current maturities of long-term debt as of June 28, 2003.

Pursuant to the CIT Financing Agreement, CIT was issued a warrant to purchase 176,619 shares of Common Stock of the Company, at an exercise price of $1.35 per share. Pursuant to the Hilco Financing Agreement, Hilco was issued a warrant to purchase 189,640 shares of the Common Stock of the Company, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and have a fair value of $41,427 and $226,309, respectively. These amounts will be recorded as additional deferred financing cost in the third quarter of 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%

As part of this refinancing, $4,900,000 of subordinated notes held by UM (related party loans) were cancelled and converted into 32,886 shares of a newly-created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). As a result, the Company also excluded the related party loans from current liabilities as of June 28, 2003. The Company agreed to pay UM a commitment fee of $120,000 in connection with such debt conversion. The Preferred Stock issued to UM accrues cumulative dividends at the rate of 10% per annum on the original issuance price ($4,900,000), has a liquidation preference equal to its original issuance price plus any accrued but unpaid dividends, and is convertible at the later of June 30, 2004 or the date on which the Company’s shareholders approve the convertibility feature, into 3,288,600 shares of common stock. UM also provided, as part of the refinancing, additional collateral support of $3,100,000 in the form of a guarantee of certain letters of credit. If UM suffers a loss with respect to this collateral support, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock.

The Company relies upon cash flows from its operations and borrowings under its credit facilities to fund its working capital and capital expenditure requirements. A decline in sales or margins or a failure to remain in compliance with the terms of the credit facilities could result in the Company having insufficient funds for such purposes. Management believes that the Company’s cash flows and the availability under its credit facilities are sufficient to fund its general working capital and capital expenditure needs.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements as of June 28, 2003:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Long-term debt	$25,474,000	$9,674,000	$3,610,000	$12,190,000	$–
Royalty agreement	3,470,000	440,000	720,000	720,000	1,590,000
Capital lease obligations	772,000	304,000	336,000	132,000	–
Operating lease commitments	572,000	243,000	308,000	21,000	–

TOTAL	$30,288,000	$10,661,000	$4,974,000	$13,063,000	$1,590,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by Cybex are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. Prior to 2001, the Company entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. Under limited recourse provisions, the Company may be required to repurchase or replace leases in default. In return, the Company would receive the collateral position in the defaulted leases. The recourse provisions, which are generally equal to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At June 28, 2003, the maximum contingent liability under all recourse provisions was approximately $4,258,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at June 28, 2003 and December 31, 2002.

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

Warranty reserve.    Since January 1, 2001, all products are warranted for one to three years for labor and ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. Prior to December 31, 2000, the Company generally provided a three year warranty on cardiovascular products. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from management’s estimates, adjustments to the warranty liability would be required.

Legal matters.    The Company has recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. In addition, there are certain gain contingencies for which the Company has not recorded an asset because realization is not considered highly likely as of the balance sheet date. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible, or remote, the adequacy of accruals for probable loss contingencies and the status of gain contingencies.

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

Valuation of deferred tax assets.    During the second quarter 2002, the Company established a valuation allowance of $20,773,000 against the carrying value of the net deferred tax assets. Approximately $56,000,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company’s net deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

From time to time the Company arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases, the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At June 28, 2003, the maximum contingent liability under all recourse and guarantee provisions including recourse and guarantee provisions issued prior to January 1, 2003 was approximately $4,258,000. A reserve under SFAS No. 5 for estimated losses under recourse provisions of $57,000 has been recorded based on historical and industry experience and is included in accrued liabilities at June 28, 2003. In accordance with FIN 45, effective January 1, 2003, the Company also recorded a liability and corresponding reduction of revenue of $39,000 for the estimated fair value of the Company’s guarantees. The fair value of the guarantee was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability will be reduced on a straight-line basis over the life of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, the Company has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets.

The following table sets forth the changes in the liability for product warranties during the six months ending June 28, 2003:

Balance as of January 1, 2003	$1,853,000
Payments made under warranty	(1,622,000)
Accrual for product warranties issued	1,207,000

Balance as of June 28, 2003	$1,438,000

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

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective prospectively for exit or disposal activities that are initiated after December 31, 2002.

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

Colassi v. Cybex International, Inc.

See Part 2 Item 1 of the Company’s Report on form 10-Q for the period ending March 29, 2003 for a description of these proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company amended its Certificate of Incorporation on July 8, 2003, to provide for a new class of Preferred Stock, representing 100,000 shares of the Series B Convertible Cumulative Preferred Stock, $1.00 par value (“Series B Preferred Stock”).

On July 16, 2003, the Company issued 32,886 shares of the Series B Preferred Stock to a subsidiary of UM Holdings Ltd., in cancellation and exchange of $4,900,000 of subordinated notes. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the issuance thereof did not involve a public offering.

The Series B Preferred Stock has no voting rights except as required by law and when the Company wishes to alter or change any of the powers, preferences, privileges, or rights of the Series B Preferred Stock, in which case, approval, by vote, of at least 66 2/3% of the outstanding shares of Preferred Stock needs to be obtained. The Series B Preferred Stock accrues dividends at the per annum rate of 10% of the original issuance price, has a liquidation preference equal to its original issuance price plus any accrued but unpaid dividends, and will become convertible at the later of June 30, 2004 or the date on which the Company’s shareholders approve the convertibility feature, at the rate of 100 shares of Common Stock for each share of Series B Preferred Stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company failed to meet certain financial covenants contained in its credit facility, which was refinanced after the end of the quarter ended June 28, 2003. In April 2003, the Company entered into a Forbearance Agreement with its lenders, pursuant to which the lenders agreed not to exercise their rights with respect to such defaults through June 30, 2003. Pursuant to the Forbearance Agreement, the lenders also agreed to defer principal payments on the term loans under the credit agreement and a $400,000 fee payable thereunder to the earlier of the expiration of the forbearance period, the consummation of a sale of the Company, or the refinancing of the facility. The $400,000 fee was not required to be paid and the debt under this credit facility was repaid in full on July 16, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 20, 2003. At the meeting, action was taken on the following matters:

1.	John Aglialoro, Jerry Lee, and Harvey Morgan were re-elected as directors of the Company. The terms of office of James H. Carll, Joan Carter, Arthur W. Hicks Jr., and Alan Weingarten continued after the meeting.

The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

	Shares Voted For	Shares Voted Against	Shares Withheld	Abstentions/ Broker Non-Votes
1. Election of Directors
John Aglialoro	8,073,365	–	99,683	–
Jerry Lee	8,122,565	–	50,483	–
Harvey Morgan	8,123,565	–	49,483	–

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1—Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003.

Exhibit 10.1—Subordinated Promissory Note dated April 17, 2003, in the principal amount of $2,400,000, payable to the order of UM Holdings Ltd.

Exhibit 10.2—Forbearance Agreement dated as of April 1, 2003, among the Company, the Company’s subsidiaries which are parties thereto, Wachovia Bank National Association, as agent, and the Lenders which are parties thereto.

Exhibit 10.3—First Amendment to Forbearance Agreement dated as of April 1, 2003, among the Company, the Company’s subsidiaries which are parties thereto, Wachovia Bank National Association, as agent, and the Lenders which are parties thereto.

Exhibit 10.4—Employment Agreement dated April 8, 2003, between the Company and John Aglialoro.

Exhibit 10.5—Subordinated Promissory Note dated May 19, 2003, in the principal amount of $990,000, payable to the order of UM Holdings Ltd.

Exhibit 10.6—Subordinated Promissory Note dated June 20, 2003, in the principal amount of $510,000 payable to the order of UM Holdings Ltd.

Exhibit 31.1—Certification of Chief Executive Officer.

Exhibit 31.2—Certification of Chief Financial Officer.

Exhibit 32.1—Statement of Chief Executive Officer.

Exhibit 32.2—Statement of Chief Financial Officer.

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the quarter ended June 28, 2003:

The Current Report on Form 8-K dated May 12, 2003, with respect to the Company’s press release reporting on its results of operations for the quarter ended March 29, 2003, and providing information on the status of its credit arrangements.

Current Report on Form 8-K dated June 12, 2003 with respect to its press release providing a financing update and providing guidance for the Company’s second quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

August 7, 2003	By:	/s/ JOHN AGLIALORO
John Aglialoro Chairman and Chief Executive Officer

August 7, 2003	By:	/s/ ARTHUR W. HICKS, JR.
Arthur W. Hicks, Jr. Chief Financial Officer