Form 10-Q
period 2003-09-27
CYBEX INTERNATIONAL INC
filed 2003-11-03
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 27, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	(508) 533-4300

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

On November 3, 2003, the Registrant had outstanding 8,830,962 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$21,886	$19,898	$63,608	$56,816
Cost of sales	14,877	13,042	42,682	36,467

Gross profit	7,009	6,856	20,926	20,349

Selling, general and administrative expenses	7,000	6,353	20,914	19,866

Operating income	9	503	12	483

Interest income	5	8	24	17
Interest expense	(941)	(908)	(2,693)	(2,479)
Other income (expense), net	(20)	23	49	107

Loss before income taxes	(947)	(374)	(2,608)	(1,872)
Income taxes (benefit)	6	14	(51)	20,700

Net loss	(953)	(388)	(2,557)	(22,572)

Preferred stock dividends	(122)	—	(122)	—

Net loss attributable to common stockholders	$(1,075)	$(388)	$(2,679)	$(22,572)

Basic and diluted net loss per share	$(.12)	$(.04)	$(.30)	$(2.56)

See notes to the condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 27, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$910	$216
Accounts receivable, net of allowance of $942 and $1,393	12,062	13,628
Inventories	7,869	8,489
Prepaid expenses and other	2,466	1,773

Total current assets	23,307	24,106
Property, plant and equipment, net	14,612	16,553
Goodwill	11,247	11,247
Other assets	3,122	1,455

	$52,288	$53,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$10,968	$26,410
Accounts payable	7,553	9,488
Accrued expenses	10,039	9,647

Total current liabilities	28,560	45,545
Long-term debt	15,663	1,600
Related party loan	—	1,000
Other liabilities	2,777	2,811

Total liabilities	47,000	50,956

Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $1.00 par value, 100 shares authorized, 33 shares issued (liquidation value of $5,022)	4,900	—
Common stock, $.10 par value, 20,000 shares authorized, 9,044 shares issued	904	904
Additional paid-in capital	45,853	45,372
Treasury stock, at cost (214 shares)	(2,257)	(2,257)
Accumulated deficit	(44,090)	(41,533)
Accumulated other comprehensive loss	(22)	(81)

Total stockholders’ equity	5,288	2,405

	$52,288	$53,361

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 27, 2003	September 28, 2002
OPERATING ACTIVITIES:
Net loss	$(2,557)	$(22,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,306	3,403
Provision for doubtful accounts	128	232
Deferred income taxes	—	20,700
Net change in other operating assets and liabilities	89	212

NET CASH PROVIDED BY OPERATING ACTIVITIES	966	1,975

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(790)	(1,124)

NET CASH USED IN INVESTING ACTIVITIES	(790)	(1,124)

FINANCING ACTIVITIES:
Repayments of term loans	(17,459)	(2,354)
Repayments of revolving loans	(8,951)	69
Proceeds from issuance of term loans	16,000	—
Borrowings under revolving loan	9,031	—
Deferred financing costs	(2,003)	(46)
Purchase of treasury stock	—	(6)
Proceeds from related party loans	3,900	1,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	518	(1,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	694	(624)

CASH AND CASH EQUIVALENTS, beginning of period	216	1,315

CASH AND CASH EQUIVALENTS, end of period	$910	$691

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 2002, this Report on Form 10-Q, its Current Reports on Form 8-K, and its proxy statement dated April 22, 2003.

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

From time to time the Company arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At September 27, 2003, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $4,452,000. A reserve for estimated losses under recourse provisions of $77,000 has been recorded based on historical and industry experience and is included in accrued expenses at September 27, 2003. In accordance with FIN 45, the Company has also recorded a liability and corresponding reduction of revenue of $44,000 for the nine months ended September 27, 2003 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is being reduced on a straight-line basis over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

The following table sets forth the change in the liability for product warranties during the nine months ending September 27, 2003:

Balance as of January 1, 2003	$1,853,000
Payments made under warranty	(2,308,000)
Accrual for product warranties issued	2,000,000

Balance as of September 27, 2003	$1,545,000

Stock-Based Compensation

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and, as such, have been incorporated below. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net earnings (loss) and earnings (loss) per share disclosures for employee stock option grants as if the fair- value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures for its stock option plans in accordance with the provisions of SFAS No. 123 and SFAS No. 148.

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net loss attributable to common stockholders	$(1,075,000)	$(388,000)	$(2,679,000)	$(22,572,000)
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards, net of tax	(26,000)	(35,000)	(79,000)	(108,000)

Pro forma net loss attributable to common stockholders	$(1,101,000)	$(423,000)	$(2,758,000)	$(22,680,000)

Basic and diluted net loss per share:
As reported	$(.12)	$(.04)	$(.30)	$(2.56)

Pro forma	$(.12)	$(.05)	$(.31)	$(2.58)

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective prospectively for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have any impact on the Company’s financial statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company’s financial statements.

NOTE 3 — INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	September 27, 2003	December 31, 2002
Raw materials	$3,755,000	$4,184,000
Work in process	1,850,000	1,831,000
Finished goods	2,264,000	2,474,000

	$7,869,000	$8,489,000

NOTE 4 — LONG-TERM DEBT AND RELATED PARTY LOAN

Long-term debt consists of the following:

	September 27, 2003	December 31, 2002
Working capital revolving loans	$9,031,000	$8,951,000
Term loans	16,000,000	17,159,000
Industrial development revenue bond	1,600,000	1,900,000

	26,631,000	28,010,000
Less – current portion	(10,968,000)	(26,410,000)

	$15,663,000	$1,600,000

On July 16, 2003, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (the “CIT Financing Agreement”) and a financing agreement with Hilco Capital LP (“Hilco”) (the “Hilco Financing Agreement”). The CIT Financing Agreement provides for term loans of $5,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The Hilco Financing Agreement provides for a mortgage loan of

$11,000,000. Both the CIT loans and the Hilco loan are secured by substantially all of the assets of the Company. The proceeds of the CIT and Hilco Financing Agreements were used to repay, in full, all outstanding borrowings under the prior bank agreement. As of September 27, 2003, long-term debt consisted primarily of borrowings under the CIT and Hilco Financing Agreements and an Industrial Revenue Bond. Under the CIT and Hilco Financing Agreements, $16,000,000 in term loans and $9,031,000 of working capital loans were outstanding at September 27, 2003. At September 27, 2003, the unused availability under the working capital loan was $3,040,000.

The CIT loans bear interest at rates ranging between LIBOR plus 2.5% and LIBOR plus 3.5% or the prime rate less .25% and the prime rate plus .75% based on a performance grid, except for a $3,000,000 term loan, which bears interest at the prime rate plus 5%, with a minimum of 10%. The CIT term loans are due in equal quarterly principal installments of $350,000, and mature on July 16, 2006. Interest is payable monthly. The Hilco loan bears interest at the prime rate plus 11.5% (15.5% at September 27, 2003), with a minimum of 15.5%, and is due in equal quarterly principal installments of $137,500 beginning on July 16, 2004, and matures on July 16, 2006. Interest is payable monthly. The prime rate was 4% at September 27, 2003. The CIT and Hilco Financing Agreements require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio and a limitation on annual capital expenditures. Both financing agreements also restrict the ability of the Company to pay cash dividends.

Pursuant to the CIT Financing Agreement, the Company issued a warrant to CIT to purchase 176,619 shares of common stock, at an exercise price of $1.35 per share. Pursuant to the Hilco Financing Agreement, the Company issued a warrant to Hilco to purchase 189,640 shares of common stock, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and have a fair value of $41,427 and $226,309, respectively. These amounts have been recorded as deferred financing costs in the third quarter of 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%.

During 2002, UM Holdings Ltd., a principal stockholder of the Company, lent to the Company, on a subordinated basis, $1,000,000 which bore interest at 10% and was to mature on January 1, 2004. During the six months ended June 28, 2003, UM Holdings Ltd. provided an additional $3,900,000 in subordinated loans with similar terms to fund the Company’s operations.

As part of the refinancing of the Company’s prior bank facility, on July 16, 2003, $4,900,000 of subordinated notes held by UM Holdings Ltd. (related party loans) were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). The Company agreed to pay UM Holdings Ltd. a commitment fee of $120,000 in connection with this conversion. Holders of Preferred Stock are entitled to receive dividends of $14.90, or 10% of the issuance price, per share per annum when and if declared by the Board of Directors. Such dividends are cumulative so that if dividends with respect to any period at the aforesaid rate shall not have been paid upon or declared and set apart for the Preferred Stock, the deficiency shall be fully paid and set apart before any dividends shall be paid upon or declared or set apart for the Common Stock or any junior series of Preferred Stock. Holders of Preferred Stock shall not be entitled to vote, except when a provision of law expressly confers a right to vote on a particular matter or when the Company wishes to alter or change any of the powers, preferences, privileges, or rights of the Preferred Stock, in which case, approval, by vote, of holders of at least 66-2/3% of the outstanding shares of the Preferred Stock needs to be obtained. Each share of Preferred Stock is convertible into common stock at the option of the holder on or after the later of six months and one day from the original issuance date, June 30, 2004, or the date on which shareholders of the Company approve the convertibility rights, at a conversion ratio of 100 shares of common stock for each share of Preferred Stock. Upon conversion of the Preferred Stock, all accrued but unpaid dividends are payable in cash or, at the option of the Company, in shares of Common Stock. The liquidation preference is equal to the original issuance price of the Preferred Stock plus any accrued but unpaid dividends. The Preferred Stock is subject to mandatory redemption upon the sale of the Company. The Company has the right to redeem the Preferred Stock at any time after June 30, 2008. The redemption price of the Preferred

Stock is equal to the original issuance price plus any accrued but unpaid dividends. The right of holders to receive any cash payments with respect to the Preferred Stock (whether as a dividend, a liquidation, redemption payment, or otherwise) is junior and subordinate to the payment of the Company’s borrowings under the CIT Financing Agreement and Hilco Financing Agreement (see Note 4). As part of the CIT and Hilco Financing Agreements, UM Holdings Ltd. provided additional collateral of $3,100,000 in the form of a guarantee of certain letters of credit. In the event that UM Holdings Ltd. suffers a loss with respect to this collateral, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.15% at September 27, 2003) with interest payable monthly and principal payable annually through May 2007. A letter of credit in the amount of $1,600,000 is outstanding for the benefit of the bondholders to guarantee principal and interest payments. The collateral for this letter of credit has been provided by UM Holdings Ltd.

In November 1998, the Company entered into an Interest Rate Swap Agreement whereby the Company received a variable LIBOR rate and paid a fixed rate of 5.04% through December 2003. The purpose of the swap was to fix the interest rate on the terms loans under the Company’s prior bank facility and the notional amount of the swap amortized based on the original terms of the term loans. In connection with the refinancing described above, the swap was terminated in July 2003 in exchange for a payment of $54,594 by the Company.

NOTE 5 — NET LOSS PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net loss per share computations:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Shares used in computing basic net loss per share	8,831,000	8,806,000	8,831,000	8,806,000
Dilutive effect of options and warrants	—	—	—	—

Shares used in computing diluted net loss per share	8,831,000	8,806,000	8,831,000	8,806,000

For the three and nine months ended September 27, 2003, options to purchase 339,000 shares of the Company’s common stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted net loss per share since the result would be anti-dilutive because of the Company’s net loss for such periods. For the three and nine months ended September 28, 2002, options to purchase 453,278 shares of the Company’s common stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted net loss per share since the result would be anti-dilutive because of the Company’s net loss for such periods.

NOTE 6 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. At September 27, 2003, a reserve of $2,008,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred.

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

As of September 27, 2003, no judgement has been entered on the remainder of the jury verdict, as the post-trial proceedings remain to be completed. The Company plans to vigorously pursue the appeal of any judgment entered in this matter.

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT 360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which the Company believes could invalidate the Free Motion Fitness patent and has also filed a counterclaim against Free Motion Fitness seeking damages. On September 27, 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. Since that time, additional summary judgment motions have been filed by Cybex, Free Motion Fitness and Nautilus Group. A pretrial hearing is scheduled for this matter in early November 2003. The Company plans to continue to vigorously contest this litigation.

Hot New Products v. Cybex International, Inc., et al

This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter. Shortly after the termination, the plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust Complaint in federal court, alleging price discrimination and price and territory conspiracy violations. The State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. On August 14, 2003, the Court issued a ruling dismissing most of the plaintiff’s causes of action as well as all of the counterclaims asserted by Cybex. The Court allowed two of the plaintiffs claims, one Federal claim and one State claim to proceed to trial. Trial is expected to take place in January, 2004. The Company intends to vigorously defend this litigation.

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

Cybex’s net sales increased by 12% during the first nine months of 2003 compared to the corresponding prior year period. While Cybex does not expect that net sales will continue to increase at this rate during the balance of 2003, it anticipates that net sales for the full year 2003 will exceed 2002 net sales by more than its prior guidance of 3% to 5%.

RESULTS OF OPERATIONS

NET SALES

Cybex’s net sales increased $1,988,000, or 10%, to $21,886,000 for the third quarter ended September 27, 2003 from $19,898,000 for the third quarter ended September 28, 2002. For the nine months ended September 27, 2003, net sales increased $6,792,000, or 12%, to $63,608,000 from $56,816,000 for the same period in 2002. For the third quarter of 2003, sales of cardiovascular products increased $1,975,000, or 27%, to $9,303,000 and sales of strength products increased $115,000, or 1%, to $10,104,000. For the nine months ended September 27, 2003, sales of cardiovascular products increased $7,981,000, or 41%, to $27,379,000 and sales of strength products decreased $1,269,000, or 4%, to $28,456,000. The sales increases are primarily attributable to the Company’s new cardiovascular product, the ArcTrainer, which began full production in the third quarter of 2002. ArcTrainer sales increased $2,049,000 and $9,656,000 for the quarter and nine months ended September 27, 2003, respectively, versus the comparable 2002 periods. Freight and other revenue decreased $129,000, or 13%, to $882,000 in the third quarter of 2003 and $321,000, or 11%, to $2,563,000 for the nine months ended September 27, 2003. Sales of parts increased $27,000, or 2%, to $1,597,000 in the third quarter of 2003 and $401,000, or 8%, to $5,210,000 for the nine months ended September 27, 2003.

GROSS MARGIN

Gross margin decreased to 32.0% in the third quarter of 2003 from 34.5% in the prior year third quarter predominantly due to increases to the warranty reserve mainly attributable to products no longer in production.

Gross margin for the nine months ended September 27, 2003, decreased to 32.9% from 35.8% for the same period in 2002 predominantly due to increases to the warranty reserve and changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $647,000, or 10%, to $7,000,000 in the third quarter of 2003 compared to $6,353,000 in the third quarter of 2002, predominantly due to increased sales and marketing expenses ($309,000), increased legal costs ($93,000), a reduction of a sales tax reserve in 2002 ($200,000) and estimated costs ($125,000) to retrofit certain treadmills manufactured from 1993 to 2001. For the nine months ended September 27, 2003, selling, general and administrative expenses increased by $1,048,000, or 5%, predominantly due to increased legal costs ($687,000), the estimated costs ($125,000) to retrofit certain treadmills and reductions of reserves in 2002 which reduced selling, general and administrative expenses by $1,025,000. These increases for the nine months ended September 27, 2003 were partially offset by decreased product development ($461,000) and severance costs ($275,000) in 2003 compared to 2002.

INTEREST AND OTHER

Net interest and other expense increased by $79,000 in the third quarter of 2003 due to higher amortization of deferred financing costs in the third quarter of 2003 compared to the third quarter of 2002. Amortization of the deferred financing costs increased $51,000 to $200,000 in the third quarter 2003 compared to $149,000 in the third quarter of 2002. For the nine months ended September 27, 2003, net interest and other expense increased by $265,000 due primarily to increased amortization of deferred financing costs in 2003 and higher debt levels in 2003.

PREFERRED STOCK DIVIDENDS

The holders of the Company’s Convertible Cumulative Preferred Stock, issued in July 2003, are entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share per annum as and when declared by the Board of Directors. To the extent dividends at this rate are not paid with respect to a period, the arrearage accumulates and must be paid before any dividends or liquidating distributions are paid on the Common Stock. No dividends were declared or paid on the Preferred Stock in the quarter ended September 27, 2003; while the cumulative dividends on the Preferred Stock are not accrued for financial statement purposes, such dividends reduce the amount of net income available to common stockholders for purposes of computing earnings per share.

INCOME TAXES

In the second quarter of 2002, the Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109. Deferred tax assets of approximately $20,773,000 are available to the Company to offset future tax liabilities. Management will re-evaluate the need for the valuation allowance in future periods. The Company does not expect to recognize a significant tax provision until a substantial portion of the net operating losses are utilized. The benefit recorded in the nine months ended September 27, 2003 relates to a state tax refund received from filing amended returns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2003, the Company had negative working capital of $5,253,000 compared to $21,439,000 of negative working capital at December 31, 2002. Negative working capital at September 27, 2003 was favorably impacted by the refinancing of the Company’s prior credit facility in July 2003 resulting in the reclassification of $15,442,000 of current maturities of long-term debt to long-term debt at that date. At December 31, 2002, all borrowings under the entire credit facility had been classified as a current liability.

For the nine months ended September 27, 2003, the Company generated $966,000 of cash from operating activities compared to $1,975,000 for the nine months ended September 28, 2002. The decrease in cash provided by operating activities is primarily due to a lower decrease in accounts receivable during the nine months ended September 27, 2003 versus the comparable 2002 period and an increase of $736,000 in net loss before income taxes for the nine months ended September 27, 2003 compared to the comparable 2002 period. Cash used in investing activities of $790,000 during the nine months ended September 27, 2003 relates primarily to manufacturing equipment, equipment and tooling for the manufacturing of new products and improvements to the Company’s computer network.

On July 16, 2003, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (the “CIT Financing Agreement”) and a financing agreement with Hilco Capital LP (“Hilco”) (the “Hilco Financing Agreement”). The CIT Financing Agreement provides for term loans of $5,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The Hilco Financing Agreement provides for a mortgage loan of $11,000,000. Both the CIT loans and the Hilco loan are secured by substantially all of the assets of the Company and mature on July 16, 2006. The proceeds from these loans were used to refinance the Company’s prior credit facility and to fund certain costs classified as deferred financing costs.

At September 27, 2003, there was outstanding under the Company’s CIT and Hilco Financing Agreements, $16,000,000 in term loans and $9,031,000 in working capital loans. Availability under the revolving loan fluctuates daily. At September 27, 2003, there was $3,040,000 in unused availability under the revolving loan.

The Company is also indebted on an industrial revenue bond which at September 27, 2003 had a principal balance of $1,600,000. This bond is supported by a letter of credit, the collateral for which has been provided by the Company’s principal stockholder, UM Holdings Ltd. (“UM”).

Pursuant to the CIT Financing Agreement, CIT was issued a warrant to purchase 176,619 shares of Common Stock of the Company, at an exercise price of $1.35 per share. Pursuant to the Hilco Financing Agreement, Hilco was issued a warrant to purchase 189,640 shares of Common Stock of the Company, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and have a fair value of $41,427 and $226,309, respectively. These amounts have been recorded as deferred financing cost in the third quarter of 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%.

UM advanced to the Company $1,000,000 in 2002, $1,500,000 in the first quarter of 2003 and $2,400,000 in the second quarter of 2003, represented by subordinated notes. As part of the July 2003 refinancing, $4,900,000 of subordinated notes held by UM (related party loans) were cancelled and converted into 32,886 shares of a newly-created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). The Company agreed to pay UM a commitment fee of $120,000 in connection with such debt conversion. The Preferred Stock issued to UM accrues cumulative dividends at the rate of 10% per annum on the original issuance price ($4,900,000), has a liquidation preference equal to its original issuance price plus any accrued but unpaid dividends, and is convertible at the later of June 30, 2004 or the date on which the Company’s shareholders approve the convertibility feature, into 3,288,600 shares of common stock. UM also provided, as part of the refinancing, additional collateral support of $3,100,000 in the form of a guarantee of certain letters of credit. If UM suffers a loss with respect to this collateral support, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements as of September 27, 2003:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Long-term debt	$26,631,000	$10,968,000	$15,263,000	$400,000	$—
Royalty agreement	3,380,000	440,000	720,000	720,000	1,500,000
Capital lease obligations	759,000	333,000	317,000	109,000	—
Operating lease commitments	490,000	211,000	271,000	8,000	—

TOTAL	$31,260,000	$11,952,000	$16,571,000	$1,237,000	$1,500,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by Cybex are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. Prior to 2001, the Company entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. Under limited recourse provisions, the Company may be required to repurchase or replace leases in default. In return, the Company would receive the collateral position in the defaulted leases. The recourse provisions, which are generally equal to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At September 27, 2003, the maximum contingent liability under all recourse provisions was approximately $4,452,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at September 27, 2003 and December 31, 2002.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 2002 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in its periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Kirila et al v. Cybex International, Inc. et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2002 for a description of these proceedings.

Hot New Products v. Cybex International, Inc. et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2002 for a description of these proceedings. In August 2003, the Court issued a ruling dismissing most of the plaintiff’s causes of action, as well as all of the counterclaims asserted by the Company. The Court allowed two of the plaintiff’s claims to proceed to trial, which is expected to take place in the first quarter of 2004.

Creighton et al v. Cybex International, Inc., et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2002 for a description of these proceedings.

Free Motion Fitness v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2002 for a description of these proceedings. In September 2003, this case was combined with a separate matter in which the plaintiff had sued the Nautilus Group for infringement of the same patent at issue in this litigation.

Colassi v. Cybex International, Inc.

See Part 2 Item 1 of the Company’s Report on form 10-Q for the period ending March 29, 2003 for a description of these proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company amended its Certificate of Incorporation on July 8, 2003, to provide for a new class of Preferred Stock, representing 100,000 shares of Series B Convertible Cumulative Preferred Stock, $1.00 par value (“Series B Preferred Stock”).

On July 16, 2003, the Company issued 32,886 shares of the Series B Preferred Stock to a subsidiary of UM Holdings Ltd., in cancellation and exchange of $4,900,000 of subordinated notes. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the issuance thereof did not involve a public offering.

The Series B Preferred Stock has no voting rights except as required by law and when the Company wishes to alter or change any of the powers, preferences, privileges, or rights of the Series B Preferred Stock, in which case, approval, by vote, of at least 66 2/3% of the outstanding shares of Series B Preferred Stock needs to be obtained. The Series B Preferred Stock accrues dividends at a per annum rate of 10% of the original issuance price, has a liquidation preference equal to its original issuance price plus any accrued but unpaid dividends, and will become convertible at the later of June 30, 2004 or the date on which the Company’s shareholders approve the convertibility feature, at the rate of 100 shares of Common Stock for each share of Series B Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1 – Debt Conversion and Reimbursement Agreement dated as of July 16, 2003, between the Company and UM Holdings Ltd.

Exhibit 10.2 – Financing Agreement dated July 16, 2003, between the Company and CIT Group/Business Credit, Inc.

Exhibit 10.3 – Warrant to purchase 176,619 shares of common stock, issued to the CIT Group/Business Credit, Inc.

Exhibit 10.4 – Warrantholders Rights Agreement dated as of July 16, 2003, among the Company, certain stockholders of the Company, and the CIT Group/Business Credit, Inc.

Exhibit 10.5 – Financing Agreement dated July 16, 2003 between the Company and Hilco Capital LP.

Exhibit 10.6 – Common Stock Purchase Warrant to purchase 189,640 shares of Common Stock, issued to Hilco Capital LP.

Exhibit 10.7 – Warrantholders Rights Agreement dated as of July 16, 2003 among the Company, certain stockholders of the Company and Hilco Capital LP.

Exhibit 10.8. – Addendum dated August 1, 2003 to Services Agreement dated February 26, 2002 between the Company and UM Holdings Ltd.

Exhibit 10.9 – Services Agreement dated August 1, 2003 between the Company and UM Holdings Ltd.

Exhibit 31.1 – Certification of Chief Executive Officer.

Exhibit 31.2 – Certification of Chief Financial Officer.

Exhibit 32.1 – Statement of Chief Executive Officer.

Exhibit 32.2 – Statement of Chief Financial Officer.

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended September 27, 2003:

The Current Report on Form 8-K dated July 17, 2003, with respect to the Company’s press release reporting on the refinancing of its credit facility.

The Current Report on Form 8-K dated July 24, 2003, with respect to the Company’s press release reporting on its results of operations for the quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
November 3, 2003		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
November 3, 2003		Arthur W. Hicks, Jr. Chief Financial Officer