Form 10-K
period 2003-12-31
CYBEX INTERNATIONAL INC
filed 2004-03-17
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of

June 28, 2003 was $6,316,281.

The number of shares outstanding of the registrant’s classes of common stock, as of March 12, 2004

Common Stock, $.10 Par Value — 8,868,107 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.

PART I

ITEM 1.    BUSINESS

General

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a leading manufacturer of exercise equipment which develops, manufactures and markets premium performance, professional quality strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. (“Trotter”) and Tectrix Fitness Equipment, Inc. (“Tectrix”). The Company also has a wholly-owned finance subsidiary, Cybex Capital Corporation (“CCC”), which arranges equipment leases and other financings for the Company’s products, primarily to its commercial domestic customer base. The Company operates in one business segment.

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

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions):

	2003		2002		2001
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Strength Systems	$42.6	47%	$42.0	52%	$47.1	55%
Cardiovascular Products	42.9	48%	35.0	43%	33.8	40%
Freight Sales (1)	4.7	5%	4.5	5%	4.3	5%

	$90.2	100%	$81.5	100%	$85.2	100%

(1)	Reflects shipping and handling fees and costs included in customer invoices.

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

Treadmills. The Company has three treadmill models, the Pro+, Trotter Elite and Sport+. The Trotter Elite is a consumer and light commercial product while the other models are for the commercial market. The Sport+ and Pro+ replace the prior Sport and Pro. These units employ a number of functional improvements over their predecessors. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. All models also include an innovative safety feature known as Safety Sentry™ which causes the treadmill to stop once it detects inactivity with the user. All treadmills are equipped with contact heart rate monitoring and the Stableflex™ deck suspension system. The Trotter Elite and Pro+ also include Polar® heart rate monitoring capabilities. The Company’s treadmills have list prices ranging from $5,695 to $6,495.

Cross Trainer. The Company introduced its cross trainer, the Cybex Arc Trainer, during 2002. The ArcTrainer is a commercial product designed to provide the club user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance from 0 – 900 Watts to meet the demands ranging from the casual user to the athlete. The control console is based on the Pro+ Treadmill console, facilitating cross-use of these products. The ArcTrainer’s list price is $5,495.

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

The Company’s selectorized equipment is sold under the trademarks “VR2”, “Eagle” and “VR”. The VR2 and the Eagle represent premium lines. While the VR2 is appropriate for the average user, it also addresses the needs of the advanced user with patented technology which permits the user to target specific training. The Eagle line represents Cybex’s newest premium line and was introduced in 2002 as a twelve piece line and was completed as a twenty piece line in 2003. This line provides the complete scope of use; it is easy to use and also meets the need of the demanding performance-based user with the advanced application of biomechanic principles. The VR represents a value-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. VR and VR2 featured aesthetic and functional updates in 2003. The Company currently sells approximately 93 selectorized equipment products with list prices between $2,125 and $5,095.

Modular Multi-Station Units. This product line has the advanced design and high performance features of the VR selectorized equipment line while being able to be configured into a multiple station design. The multi-station units begin at $1,525, with pricing depending on configuration.

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

Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. There are approximately 21 plate-loaded products, ranging in price from $825 to $2,690.

Free-Weight Equipment. The Company also sells free-weight benches and racks and compliments them with OEM supplied dumbbells, barbells and plates. The Company offers approximately 25 items of free-weight equipment with list prices ranging from $255 to $1,395.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and community centers. Sales to one customer, Cutler-Owens International Ltd., represented 10.7%, 10.0% and 10.5% of the Company’s net sales for 2003, 2002 and 2001, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2003, 2002 or 2001.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.cybexinternational.com). The Company services its products through independent authorized dealers, international distributors, a network of independent service providers and its own service personnel.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 12, 2004, the Company has approximately 70 active dealers in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer. The domestic sales team includes 21 territory managers, three regional sales directors, one GSA director, one GSA manager, one national account director, one business development director and one Vice President.

The national account team focuses on major market segments such as health clubs and gyms, hotels, resorts, the U.S. government and organizations such as YMCAs, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 30 national accounts.

Sales outside of North America accounted for approximately 28%, 26% and 27% of the Company’s net sales for 2003, 2002 and 2001, respectively. The international sales force consists of one Vice President, one regional sales director, two sales managers and one operations manager. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom and also operates a distribution center in the United Kingdom which serves Cybex operations throughout Europe. Cybex UK has 20 employees. The Company utilizes independent distributors for the balance of its international sales. There are approximately 61 independent distributors in 65 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

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

The Company offers leasing and other financing options for its commercial customers through Cybex Capital Corporation (“CCC”), its wholly-owned subsidiary. Prior to 2001, CCC leased equipment to customers and periodically sold lease receivables to financial institutions. Since 2001, CCC arranges financing for its dealers and direct sale customers through various third party lenders for which CCC receives fees. In addition to generating fee income, the Company believes that CCC’s activities produce incremental sales of the Company’s products.

Warranties

The various components of the cardiovascular products are warranted for varying periods, generally one to three years for labor and parts. The various components for strength products are warranted for varying periods of time, up to a ten-year warranty with respect to the structural frame. Warranty expense for the years ended December 31, 2003, 2002 and 2001 was $2,793,000, $1,224,000 and $1,603,000, respectively.

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

Product Development

Research and development expense for the years ended December 31, 2003, 2002 and 2001 was $2,449,000, $2,842,000 and $2,684,000 respectively. At December 31, 2003, the Company had the equivalent of 29 employees engaged in ongoing research and development programs. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Senior Vice President of Research and Development.

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

The Company’s stepper products are manufactured for the Company in Taiwan.

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

Insurance

The Company’s product liability insurance is written on a claims made basis and provides an aggregate of $5,000,000 of coverage, with a deductible of up to $500,000 per occurrence with an annual aggregate deductible of $1,000,000. The Company maintained an occurrence form policy from October 1998 to October 2002. This occurrence form policy also provided a seven year extended reporting period for the 1998 and previous claims made product liability policies.

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

Employees

On March 12, 2004, the Company employed 486 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

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

Leverage. The Company has incurred a substantial amount of bank indebtedness. This leverage may have several important consequences, including significant debt service and vulnerability to changes in interest rates. This leverage may also significantly limit the Company’s ability to withstand adverse economic or business conditions and competitive pressures and to take advantage of any significant business opportunities that may arise. In particular, a continuation of the losses that have been experienced in recent years could result in the inability to meet debt service on or the financial covenants pertaining to the bank indebtedness, which could result in the acceleration of the debt.

Losses; Reduced Sales. In December 2000, in response to a fourth quarter 2000 decrease in net sales, the Company announced a restructuring plan designed to streamline operations, improve efficiency and reduce costs. Net sales increased in 2003 after continuing to decline in 2001 and 2002. Net sales for 2003, while approximately 28% below 2000 results, exceeded 2002 net sales by approximately 11%. The Company believes that the decrease in sales that began in 2000 was primarily due to economic conditions with the national recession having a strong impact on its business segment, and to tightened credit standards and other policies adopted as part of the restructuring plan, and that the increase in 2003 sales was largely based on sales of the ArcTrainer product introduced in the second half of 2002. While the Company had an operating profit in 2001, 2002 and 2003, it incurred losses in each year from 2000 through 2003. The incurrence of further losses or a further reduction of net sales could have a material adverse effect on the Company’s business, prospects and financial condition.

Control By Major Stockholders. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own a majority of the outstanding common stock. In addition, UM Holdings Ltd. owns all of the outstanding shares of the Series B Convertible Cumulative Preferred Stock (“Series B Preferred Stock”) which, if approved by the stockholders (which approval is assured), will become convertible from and after June 30, 2004 into 3,288,600 shares of common stock. Such shareholders have the ability to control or significantly influence (i) the election of the Board of Directors, and thus the direction in future periods and (ii) the outcome of all other matters submitted to the shareholders, including mergers, consolidations and the sale of all or substantially all of the Company’s assets.

Litigation. The Company is involved in a variety of litigation, including with respect to product liability, intellectual property rights, disputes with dealers and a person from whom we acquired a business. An adverse determination in such litigation could have a material adverse effect on the Company’s business, prospects or financial condition. The Company expects that it will continue to be subject to litigation in the ordinary course of business.

Preferred Stock. The Series B Preferred Stock has rights senior to the common stock, which could adversely affect the economic value of the common stock. For example, the terms of the Series B Preferred Stock include an obligation to pay cumulative dividends of 10% of the original issuance price ($4,900,000), before any dividends are paid to the holders of the common stock. Dividends not paid in any year accumulate and are payable before any dividends are paid on the common stock. These cumulative dividends would deplete the Company’s cash resources if paid in cash or, if paid in stock, would dilute the common stockholders. In the event of a liquidation, the holders of the outstanding Series B Preferred Stock also will receive an amount equal to the original issuance price plus all accrued but unpaid dividends, before any distributions are made to the holders of the common stock. Subject to approval at the 2004 Annual Meeting (which approval is assured), the outstanding Series B Preferred Stock will, from and after June 30, 2004, be convertible at the option of the holder into 3,288,600 shares of common stock. Additionally, if UM Holdings Ltd. suffers a loss with respect to certain collateral support provided to the Company, the Company will satisfy its reimbursement obligation by issuing additional shares of the Series B Preferred Stock. In addition, the Board has the ability to issue, without approval by the common stockholders, additional shares of the Series B Preferred Stock or another class of preferred stock, with the new class having such rights and preferences as the Board may determine in its discretion.

Product Development. The development and improvement of new and existing products is an important competitive factor in the Company’s industry, and the Company’s plan includes the continued development of cardiovascular and strength products. A failure of this development program, or the development of innovative products by the Company’s competitors, could harm the Company’s business.

Competition. The market in which the Company operates is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. The Company’s competitors vary according to product line and include companies with greater name recognition and more extensive financial and other resources than the Company enjoys.

Retention of Key Personnel. The Company competes for the services of qualified personnel. The failure to retain and attract qualified personnel or the loss of any of the current key executives or key members of the staff could harm the Company’s business.

International Risks. Approximately 28% and 26%, respectively, of sales in 2003 and 2002 were derived from outside the United States and Canada. Political or economic changes or currency fluctuations in countries in which the Company does business could harm its future revenues, expenses and financial condition.

Available Information

The Company files reports electronically with the Securities and Exchange Commission. Forms 10-Q, 10-K, Proxy Statements and other information can be viewed at http://www.sec.gov. The Company maintains its own website which can be viewed at http://www.cybexinternational.com.

ITEM 2.    PROPERTIES

The Company occupies approximately 120,000 square feet of space in Medway, Massachusetts and approximately 210,000 square feet of space in Owatonna, Minnesota for administrative offices, manufacturing, assembly and warehousing. These facilities are owned by the Company and are subject to mortgages securing the Company’s credit facilities. The Company also utilizes outside warehousing.

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

Additional information concerning the financing of the Company’s owned facilities is described in Note 3 to the Company’s consolidated financial statements.

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

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owes certain incentive compensation payments totaling approximately $873,000 and rent of approximately $38,000, plus interest. A motion is pending before the trial judge to award to the plaintiffs their attorneys fees and a further sum under the Wage Payment and Collection Law equal to 25% of the awarded compensation payments. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty in the amount of $48,750, on the claims related to lease issues. Such amount represented the approximately $38,000 jury verdict together with an agreed amount of interest due, and was paid by the Company in 2002.

As of February 6, 2004, no judgement has been entered on the remainder of the jury verdict, as the post-trial proceedings remain to be completed. The Company plans to vigorously pursue the appeal of any judgement entered in this matter.

Hot New Products v. Cybex International, Inc., et al

This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter. Shortly after the termination, plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust Complaint in federal court, alleging price discrimination and price and territory conspiracy violations. The State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. On August 14, 2003, the Court issued a ruling dismissing most of the plaintiff’s causes of action as well as all of the counterclaims asserted by Cybex. The Court allowed two of the plaintiff’s claims, one Federal claim and one State claim, to proceed to trial. Trial began on this matter on January 20, 2004. Immediately prior to trial, the plaintiff dismissed its State claim and elected to proceed to trial only on the Federal claim. On January 29, 2004 the jury returned a verdict in favor of Cybex. On February 13, 2004, the Plaintiff filed a motion for a new trial, which the Company intends to vigorously oppose.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff seeks injunctive relief and monetary damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and has asserted counterclaims. In October 2003, the Court held a preliminary hearing regarding the scope of the claims in this matter. As of February 6, 2004, the Court had not reached a decision regarding the matters at issue in that hearing. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT 360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which the Company believes could invalidate the Free Motion Fitness patent and has also filed a counterclaim against Free Motion Fitness seeking damages. On September 27, 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. Since that time, additional summary judgment motions have been filed by Cybex, Free Motion Fitness and Nautilus Group. On December 31, 2003, the Court issued its Memorandum Opinion and Order regarding the various summary judgment motions of Cybex, Free Motion and Nautilus. In its opinion, the Court denied Free Motion’s summary judgment request, granted Cybex’s motion for summary judgment with regard to literal infringement but denied Cybex’s motion for summary judgment under the doctrine of equivalents, and granted Nautilus’ summary judgment request on literal infringement. On February 4, 2004, the Company filed a motion with the Court for complete summary judgment of nonfringement literally and under the doctrine of equivalents.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

SPECIAL ITEM.    EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 12, 2004 were as follows:

Name	Age	Position
John Aglialoro	60	Chairman and Chief Executive Officer
Arthur W. Hicks, Jr.	45	Chief Financial Officer
Edward Kurzontkowski	40	Senior Vice President of Manufacturing
Galen S. Lemar	57	Senior Vice President of Sales and Marketing
Raymond Giannelli	50	Senior Vice President of Research and Development
Paul G. Horgan	47	Corporate Controller

Mr. Aglialoro has served as Cybex’s Chief Executive Officer since November 2000. Mr. Aglialoro is the Chairman and Chief Executive Officer of UM Holdings Ltd. which he co-founded in 1973. UM Holdings Ltd. is the Company’s principal shareholder. He served as a Director and Chairman of Trotter Inc. from 1983 until Trotter’s merger with Cybex in 1997, from which time he has served as the Chairman of the Company’s Board of Directors.

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

Mr. Kurzontkowski has served as the Company’s Senior Vice President of Manufacturing since August 2003. He joined Trotter in 1981 and has served the Company in a variety of capacities, including Vice President of Operations – Owatonna from November 2000 to October 2001, Senior Vice President of Manufacturing from October 2001 to May 2002 and Executive Vice President of Operations from May 2002 to August 2003.

Mr. Lemar has served as the Company’s Senior Vice President of Sales and Marketing since August 2003. He joined Cybex in May 2001 as the President of the Company’s wholly-owned subsidiary, Cybex Capital Corporation. From 2000 to 2001, he was the Vice President Sales and Marketing for Textron Vendor Finance. From 1998 to 2000, he was the Vice President New Business Development for Transamerica Distribution Finance. He has over 30 years experience in commercial banking and financial services.

Mr. Giannelli has served as the Company’s Senior Vice President of Research and Development since August 2003. He first joined Cybex in 1975 and served various positions including Vice President of Research and Development. In 1991 Mr. Giannelli left Cybex and joined Trotter as the Vice President of Research and Development and continued to maintain that position after the merger with Cybex in 1997. In 1999, Mr. Giannelli left Cybex to act as the Executive Vice President of Values.com, a cause related marketing firm. He then returned to assist in Cybex’s research and development effort in February 2001 as the Chairman of the Cybex Institute.

Mr. Horgan has served as the Company’s Corporate Controller since June 2000. From 1997 to 2000, he was Senior Manager of Accounting Operations at Stone & Webster, a publicly traded engineering and construction company. From 1984 to 1997 he held various management positions at Etonic, a privately held footwear company, most recently as Corporate Controller.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the American Stock Exchange (Amex). The Company’s Amex symbol is CYB.

The following table shows the high and low market prices as reported by Amex:

	2003		2002
Calendar	High	Low	High	Low
First Quarter	$1.60	$1.18	$2.50	$1.56
Second Quarter	1.91	1.00	2.05	1.65
Third Quarter	1.73	1.30	2.10	1.00
Fourth Quarter	1.60	1.10	1.60	1.00

As of March 12, 2004, there were approximately 562 common shareholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

Under the Company’s credit agreements, the Company currently does not have the ability to pay dividends. In addition, no dividends can be paid on the Company’s common stock until all accrued dividends on the Company’s Series B Preferred Stock have been paid. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

On December 31, 2003, in accordance with the Board’s compensation policy, the Company issued 5,000 shares of its common stock to John Aglialoro for serving as Chairman of the Board of Directors. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

The following table summarizes securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	336,500	$2.21	862,128	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	336,500	$2.21	862,128

(1)	Includes 767,134 shares available for issuance under the Company’s Omnibus Incentive Plan, and 94,994 shares available for issuance under the Company’s 2002 Stock Retainer Plan for Nonemployee Directors.

ITEM 6.    SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2003. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31
	2003	2002		2001		2000		1999
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$90,195	$81,527		$85,222		$125,293		$129,168
Cost of sales	59,541	52,000		54,722		82,936		82,033

Gross profit	30,654	29,527		30,500		42,357		47,135
Selling, general and administrative expenses (including bad debt expense)	28,862	26,435		25,234		46,370		37,752
Litigation charge	—	—		2,200	(b)	—		—
Asset impairment and restructuring charges	—	—		—		25,440	(c)	—

Operating income (loss)	1,792	3,092		3,066		(29,453)		9,383
Interest income	12	30		136		318		434
Interest expense	(3,643)	(3,549)		(3,683)		(3,141)		(3,034)
Other income (expense)	27	126		(246)		—		—

Income (loss) before income taxes	(1,812)	(301)		(727)		(32,276)		6,783
Income tax provision (benefit)	(51)	20,723	(a)	(51)		(11,699)		2,781

Net income (loss)	(1,761)	(21,024)		(676)		(20,577)		4,002
Preferred stock dividends	(244)	—		—		—		—

Net income (loss) attributable to common stockholders	$(2,005)	$(21,024	)(a)	$(676	)(b)	$(20,577	)(d)	$4,002

Basic earnings (loss) per share	$(.23)	$(2.39	)(a)	$(.08	)(b)	$(2.36	)(d)	$.46

Diluted earnings (loss) per share	$(.23)	$(2.39	)(a)	$(.08	)(b)	$(2.36	)(d)	$.46

(a)	Includes a charge of $20,773 to establish a valuation allowance for deferred income taxes in accordance with SFAS No. 109.
(b)	Includes $2,200 pre-tax charge relating primarily to Kirila litigation.
(c)	Includes $2,352 of relocation costs, $2,545 of severance charges pertaining to the Company’s restructuring plan, $16,912 of goodwill impairment relating to the Tectrix acquisition, $2,831 of license settlement charges and $800 of impairments of internal-use software.
(d)	Includes $25,440 of pre-tax charges for nonrecurring costs comprised of the items listed in (c) above.

	Year Ended December 31
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital (deficiency)	$(4,882)	$(21,439)	$(3,735)	$5,061	$20,470
Total assets	53,388	53,361	77,577	88,720	104,778
Long-term debt (including current portion)	27,086	29,010	30,490	37,242	36,364

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Year Ended December 31
	2003	2002	2001
Net sales	100%	100%	100%
Cost of sales	66	64	64

Gross profit	34	36	36
Selling, general and administrative expenses, including bad debt expense	32	32	30

Operating income	2	4	6
Interest expense (net)	(4)	(4)	(5)

Income (loss) before income taxes	(2)%	0%	1%

NET SALES

Cybex’s net sales increased $8,668,000, or 11%, to $90,195,000 in 2003 compared with a $3,695,000, or 4%, decrease in 2002 compared to 2001. The increase in 2003 was attributable to an increase in sales of the Company’s cardiovascular products of $7,991,000, or 26%, to $38,736,000, increased sales of strength training products of $777,000, or 2%, to $40,964,000, increased parts sales of $357,000, or 6%, to $6,723,000 offset by decreased other revenue of $457,000, or 11%, to $3,772,000. The increase in sales of cardiovascular products is due to the ArcTrainer, a new product category which was introduced during 2002. The ArcTrainer had sales in 2003 of $15,654,000 compared to 2002 sales of $5,887,000.

The decrease in net sales in 2002 was attributable to a decrease in sales of the Company’s strength training products of $5,111,000, or 11%, to $40,187,000, a decrease in freight and other revenue of $118,000, or 3%, to $4,229,000, partially offset by increased sales of cardiovascular products of $861,000, or 3%, to $30,745,000, increased parts sales of $673,000, or 11%, to $6,366,000. The decline in strength training product sales in 2002 was partially due to a transition from an old line of equipment to a new line which was not completed until 2003. The increase in sales of cardiovascular products was due to the introduction during 2002 of the ArcTrainer, a new product category with 2002 sales of $5,887,000.

Sales outside of North America represented 28%, 26% and 27% of consolidated net sales in 2003, 2002 and 2001, respectively.

GROSS MARGIN

Gross margin was 34% in 2003, compared with 36% in 2002 and 36% in 2001. The provision for future warranty claims as a percentage of sales was 1.6% higher in 2003 compared to 2002 due in part to product mix and a change in warranty policy. Direct labor as a percentage of sales increased 0.7% from 2002 due to production inefficiencies in the Company’s Medway facility during the first nine months of 2003 and product mix. Gross margin in 2002 was comparable to 2001.

Since the end of 2003, the Company has experienced increases in the price of various raw materials, especially steel, a major component of the Company’s products. In response to these price increases, the Company has announced a surcharge to customers, effective April 1, 2004, of 3% to 6% of the suggested retail price of its products. The Company believes that the negative impact of raw material price increases on its gross margin for the first quarter of 2004 will be less than one percent. Further increases in the price of steel or other components, or a lack of customer acceptance of the surcharge, could negatively impact the Company’s gross margin for the balance of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense, increased by $2,427,000, or 9%, in 2003 to $28,862,000 compared to an increase of $1,201,000, or 5%, in 2002. As a percentage of net sales, these expenses were 32%, 32% and 30% in 2003, 2002 and 2001, respectively. The 2003 increase in selling, general and administrative expenses is predominantly due to an increase in the direct sales force ($708,000), increased marketing activity ($413,000), increased legal costs ($673,000) and estimated costs to retrofit certain treadmills manufactured from 1993 to 2001 ($225,000). Also contributing to the comparative increase was a reduction in 2002 expenses ($358,000) relating to an adjustment of a reserve for severance payments.

The 2002 increase in selling, general and administrative expenses is predominantly due to an $854,000 increase in marketing and selling costs including a full year of costs associated with the establishment of a direct sales organization in the United Kingdom. In addition, product development costs increased $159,000 and the net cost of employee benefits increased $440,000. These increases were offset by goodwill amortization of $496,000, which was included in the 2001 selling, general and administrative expenses. Amortization of goodwill was discontinued effective January 1, 2002 upon the adoption of SFAS No. 142.

In December 2001, the Company recorded litigation charges of $2,200,000 for a legal reserve primarily related to the jury award in the Kirila litigation, which the Company intends to appeal.

INTEREST EXPENSE AND OTHER EXPENSE

Net interest and other expense increased by $211,000, or 6%, in 2003 to $3,604,000 compared to a decrease of $400,000, or 11%, in 2002. The increase in 2003 was due to a higher interest rate on the Hilco term loan, overall higher revolver balances and the positive change in the market value of an interest rate swap in 2002. The decrease in 2002 was due to lower borrowing levels and the positive change in the market value of an interest rate swap.

PREFERRED STOCK DIVIDENDS

The holders of the Company’s Series B Convertible Cumulative Preferred Stock, issued in July 2003, are entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share, per annum, as and when declared by the Board of Directors. To the extent dividends at this rate are not paid with respect to a period, the arrearage accumulates and must be paid before any dividends or liquidating distributions are paid on the common stock. No dividends were declared or paid on the preferred stock during 2003; while the cumulative dividends on the preferred stock are not accrued for financial statement purposes, such dividends increase the amount of the net loss attributable to common stockholders for purposes of computing loss per share.

INCOME TAXES

The Company increased its valuation allowance by $626,000 during the year ended December 31, 2003. The tax benefit for the year ended December 31, 2003 of $51,000 represents state income tax refunds. The Company’s tax provision for 2002 includes a charge of $20,773,000 to establish a valuation reserve for deferred income taxes in accordance with SFAS No. 109. Deferred tax assets of $21,399,000 are available to the Company at December 31, 2003 to offset future tax liabilities. Management will re-evaluate the need for the valuation reserve in future periods. The Company is not expected to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had negative working capital of $4,882,000, compared to $21,439,000 of negative working capital at December 31, 2002. All amounts due under the Company’s prior credit facility were classified at December 31, 2002 as a current liability. Negative working capital at December 31, 2003 was favorably impacted by the refinancing of the prior credit facility during 2003, resulting in the reclassification to long term debt of $14,825,000 of current maturities of long term debt. The remaining change in working capital from 2002 to 2003 is primarily due to a $2,288,000 reduction in accounts payable reflecting more prompt payments to vendors.

For the year ended December 31, 2003, cash provided by operating activities was $542,000 compared to cash provided by operating activities of $1,613,000 for the year ended December 31, 2002. The decrease in cash provided by operating activities from 2002 to 2003 was primarily due to a larger pre-tax loss in 2003 than 2002. In addition, 2003 results include $321,000 lower depreciation and amortization and a $475,000 increase in accounts receivable. The 2003 decreases in cash provided by operating activities were offset by a decrease in inventory in 2003 compared to an increase in 2002 resulting in a $1,161,000 change.

Cash used in investing activities of $572,000 in 2003 consists of purchases of manufacturing tooling and equipment of $466,000 and computer hardware and infrastructure of $106,000. Cash used in investing activities of $831,000 in 2002 primarily consists of purchases of manufacturing tooling and equipment of $550,000 and computer hardware and infrastructure of $113,000 relating to the Company’s ERP system. Projected capital expenditures for 2004 relate mostly to manufacturing tooling and equipment and computer hardware and infrastructure and are expected to be somewhat higher than the 2003 levels.

For the year ended December 31, 2003, cash provided by financing activities of $563,000 consists primarily of proceeds from term loans under the new financing agreements of $16,000,000, borrowings under the related working capital loan of $9,836,000 and proceeds from related party loans (that were subsequently converted to preferred stock) of $3,900,000. These proceeds were used to repay the prior credit facility in the total amount of $26,760,000 and fund the cost of $2,023,000 for the new financing arrangements. For the year ended December 31, 2002, cash used in financing activities of $1,881,000 consists primarily of term debt payments of $4,063,000, offset by borrowings of $1,583,000 under the revolver and $1,000,000 under a subordinated loan from a related party.

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

At December 31, 2003, $15,650,000 in term loans and $9,836,000 in working capital loans were outstanding under the Company’s CIT and Hilco Financing Agreements. Availability under the revolving loan fluctuates daily. At December 31, 2003, there was $3,138,000 in unused availability under the revolving loan.

The Company is also indebted on an industrial revenue bond which had a principal balance of $1,600,000 at December 31, 2003. This bond is supported by a letter of credit, the collateral for which has been provided by the Company’s principal stockholder, UM Holdings Ltd. (“UM”).

Pursuant to the CIT Financing Agreement, CIT was issued a warrant to purchase 176,619 shares of Common Stock of the Company, at an exercise price of $1.35 per share. Pursuant to the Hilco Financing Agreement, Hilco was issued a warrant to purchase 189,640 shares of Common Stock of the Company, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and had a fair value at the time of issuance of $41,427 and $226,309, respectively. These amounts have been recorded as deferred financing cost in the third quarter of 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%.

UM advanced to the Company $1,000,000 in 2002 and $3,900,000 during the first six months of 2003, represented by subordinated notes. As part of the July 2003 refinancing, the $4,900,000 of subordinated notes held by UM (related party loans) were cancelled and converted into 32,886 shares of a newly-created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). The Company agreed to pay UM a commitment fee of $120,000 in connection with such debt conversion. The Preferred Stock issued to UM accrues cumulative dividends at the rate of 10% per annum on the original issuance price ($4,900,000), has a liquidation preference equal to its original issuance price plus any accrued but unpaid dividends, and is convertible at the later of June 30, 2004 or the date on which the Company’s shareholders approve the convertibility feature, into 3,288,600 shares of common stock. UM also provided, as part of the refinancing, additional collateral support of $3,100,000 in the form of a guarantee of certain letters of credit. If UM suffers a loss with respect to this collateral support, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock.

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

As of December 31, 2003, the Company had approximately $40,000,000 in net operating loss carryforwards of which approximately $36,600,000 is available to offset 2004 taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Long-term debt	$27,086,000	$12,261,000	$14,425,000	$400,000	$—
Royalty agreement	3,290,000	440,000	720,000	720,000	1,410,000
Capital lease obligations	1,181,000	465,000	528,000	188,000	—
Operating lease commitments	445,000	205,000	230,000	10,000	—
Purchase obligations	13,369,000	9,793,000	1,776,000	800,000	1,000,000

	$45,371,000	$23,164,000	$17,679,000	$2,118,000	$2,410,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At December 31, 2003, the maximum contingent liability under all recourse provisions was approximately $4,271,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2003. Prior to 2001, the Company entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to the allowance for doubtful accounts, realizability of inventory, reserve for warranty obligations, legal matters, impairment of goodwill and valuation of deferred tax assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company’s results of operations and financial position. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

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

Warranty reserve. All products are warranted for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from the estimates, adjustments to the warranty liability would be required.

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

Valuation of deferred tax assets. At December 31, 2003, there is a valuation allowance of $21,399,000 against the carrying value of its deferred income tax assets. Approximately $57,835,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s debt portfolio as of December 31, 2003 is comprised of debt denominated in US dollars. The Company has variable rate debt. Changes in interest rates have an impact on the variable portion of the Company’s debt portfolio. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the Company’s balance sheet.

At December 31, 2003, the Company had variable rate debt with a book value of $27,086,000. A 100 basis point change in interest rates would impact interest expense by $273,000 for the year ended December 31, 2003.

In November 1998, the Company entered into an Interest Rate Swap Agreement whereby the Company received a variable LIBOR rate and paid a fixed rate of 5.04% through December 2003. The purpose of the swap was to fix the interest rate on the terms loans under the Company’s prior bank facility and the notional amount of the swap amortized based on the original terms of the term loans. In connection with the refinancing of the prior bank facility, the swap was terminated in July 2003 in exchange for a payment of approximately $53,000 by the Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

Independent Auditors’ Report

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited the 2003 and 2002 consolidated financial statements of Cybex International, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audit of the 2003 and 2002 consolidated financial statements, we have also audited the 2003 and 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements and financial statement schedule of Cybex International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as described in Note 2 to the consolidated financial statements, in their report dated February 20, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 consolidated financial statements of Cybex International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. In our opinion, the disclosure for 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Cybex International, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 6, 2004, except as to the last

    sentence of the paragraph entitled “Hot

    New Products v. Cybex International, Inc.”

    in Note 11, which is as of February 13, 2004

The following report is a copy of a previously issued Arthur Andersen LLP (Andersen) report, and the report has not been re-issued by Andersen. The prior period financial statements have been revised. The Andersen report refers to the consolidated balance sheet as of December 31, 2001 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2000 and 1999, which are no longer included in the accompanying financial statements.

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

/S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

February 20, 2002

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$749	$216
Accounts receivable, net of allowance of $982 and $1,393	13,755	13,628
Inventories	7,910	8,489
Prepaid expenses and other	2,081	1,773

Total current assets	24,495	24,106
Property, plant and equipment, net	14,472	16,553
Goodwill	11,247	11,247
Other assets	3,174	1,455

	$53,388	$53,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$12,261	$26,410
Accounts payable	7,200	9,488
Accrued expenses	9,916	9,647

Total current liabilities	29,377	45,545
Long-term debt	14,825	1,600
Related party loan	—	1,000
Accrued warranty obligation	525	251
Other liabilities	2,643	2,560

Total liabilities	47,370	50,956

Commitments and contingencies (Notes 8 and 11)
Stockholders’ Equity:
Preferred stock, $1.00 par value, 100 shares authorized, 33 shares issued (liquidation value of $5,144)	4,900	—
Common stock, $.10 par value, 20,000 shares authorized, 9,077 and 9,044 shares issued	907	904
Additional paid-in capital	45,756	45,372
Treasury stock, at cost (209 and 214 shares)	(2,251)	(2,257)
Accumulated deficit	(43,294)	(41,533)
Accumulated other comprehensive loss	—	(81)

Total stockholders’ equity	6,018	2,405

	$53,388	$53,361

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net sales	$90,195	$81,527	$85,222
Cost of sales	59,541	52,000	54,722

Gross profit	30,654	29,527	30,500
Selling, general and administrative expenses	28,514	26,208	25,570
Bad debt expense (recovery)	348	227	(336)
Litigation charge	—	—	2,200

Operating income	1,792	3,092	3,066
Interest income	12	30	136
Interest expense	(3,643)	(3,549)	(3,683)
Other income (expense)	27	126	(246)

Loss before income taxes	(1,812)	(301)	(727)
Income tax provision (benefit)	(51)	20,723	(51)

Net loss	(1,761)	(21,024)	(676)
Preferred stock dividends	(244)	—	—

Net loss attributable to common stockholders	$(2,005)	$(21,024)	$(676)

Basic and diluted net loss per share	$(.23)	$(2.39)	$(.08)

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	$—	9,002	$900	$44,748	$(2,261)	$(19,833)	$—	$23,554
Common stock issued to Directors	—	—	20	2	35	9	—	—	46
Repurchase of common stock	—	—	—	—	—	(6)	—	—	(6)
Issuance of warrants	—	—	—	—	207	—	—	—	207
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	212	212
Change in fair value of hedging instruments	—	—	—	—	—	—	—	(293)	(293)
Net loss	—	—	—	—	—	—	(676)	—	(676)

Balance, December 31, 2001	—	—	9,022	902	44,990	(2,258)	(20,509)	(81)	23,044
Common stock issued to Directors	—	—	22	2	30	7	—	—	39
Repurchase of common stock	—	—	—	—	—	(6)	—	—	(6)
Issuance of warrants	—	—	—	—	276	—	—	—	276
Other	—	—	—	—	76	—	—	—	76
Net loss	—	—	—	—	—	—	(21,024)	—	(21,024)

Balance, December 31, 2002	—	—	9,044	904	45,372	(2,257)	(41,533)	(81)	2,405
Issuance of preferred stock	33	4,900	—	—	—	—	—	—	4,900
Common stock issued to Directors	—	—	33	3	36	6	—	—	45
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	268	—	—	—	268
Other	—	—	—	—	80	—	—	81	161
Net loss	—	—	—	—	—	—	(1,761)	—	(1,761)

Balance, December 31, 2003	33	$4,900	9,077	$907	$45,756	$(2,251)	$(43,294)	$—	$6,018

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(1,761)	$(21,024)	$(676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,438	4,759	4,995
Deferred income taxes	—	20,723	(51)
Stock based compensation	45	39	46
Provisions for losses on accounts and lease receivables	348	227	(336)
Change in fair value of hedging instruments	(27)	(166)	246
Changes in operating assets and liabilities:
Accounts receivable	(475)	(16)	4,980
Inventories	579	(582)	3,231
Prepaid expenses and other	(318)	(164)	(1,072)
Accounts payable, accrued liabilities and other liabilities	(2,287)	(2,183)	(4,124)

NET CASH PROVIDED BY OPERATING ACTIVITIES	542	1,613	7,239

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(572)	(831)	(2,176)

NET CASH USED IN INVESTING ACTIVITIES	(572)	(831)	(2,176)

FINANCING ACTIVITIES:
Repayments of term loans	(17,809)	(4,063)	(2,870)
Repayments of revolving loans	(8,951)	1,583	(3,882)
Proceeds from issuance of term loans	16,000	—	—
Net borrowings under revolver loan	9,836	—	—
Deferred financing costs	(2,023)	(265)	(258)
Repurchase of treasury stock	—	(6)	(6)
Principal payments on capital leases	(390)	(130)	(86)
Proceeds from related party loans	3,900	1,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	563	(1,881)	(7,102)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	533	(1,099)	(2,039)
CASH AND CASH EQUIVALENTS, beginning of year	216	1,315	3,354

CASH AND CASH EQUIVALENTS, end of year	$749	$216	$1,315

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$2,701	$2,649	$3,020
Cash paid for income taxes	15	54	68
Issuance of warrants to bank	268	276	207
Conversion of related party loans to preferred stock	4,900	—	—
Capitalized leases	970	459	87
Forgiveness of payable to related party	252	—	—

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets premium performance, professional quality strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. (“Trotter”) and Tectrix Fitness Equipment, Inc. (“Tectrix”). Currently, most of the Company’s products are sold under the brand name “Cybex”. The Company also has a wholly owned finance subsidiary, Cybex Capital Corporation (“CCC”), which arranges equipment lease financing for the Company’s products, primarily to its commercial domestic customer base (see Note 8). The Company operates in one business segment.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and a specific review of past due balances over a specified amount. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Cost includes materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2003	2002
Raw materials	$3,937,000	$4,184,000
Work in process	1,963,000	1,831,000
Finished goods	2,010,000	2,474,000

	$7,910,000	$8,489,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Betterments and improvements are capitalized while repairs and maintenance costs are charged to expense as incurred. Depreciation is recorded using the straight-line method based on estimated useful lives for financial reporting purposes and various prescribed methods for tax purposes. The estimated useful lives for financial reporting are 15 to 40 years for buildings and improvements and three to ten years for equipment and furniture.

Internal Software Costs

Under the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with software for internal use. Capitalization of qualified costs incurred during the application development stage begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include hardware, software and services and payroll and payroll-related expenses for employees who were directly associated with developing and implementing internal use software primarily associated with the Company’s Enterprise Resource Planning system. Such costs are included within property, plant and equipment and are being amortized over seven years. As of December 31, 2003 and 2002, the net carrying value of internal use software was $2,630,000 and $3,584,000, respectively.

Impairment of Long-Lived Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. The adoption of SFAS No. 144 did not have an effect on the consolidated financial statements. In accordance with SFAS No. 144, long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets. All long-lived assets are accounted for as entity level assets under SFAS No. 144 because there are no asset groups with identifiable cash flows that are largely independent of the cash flows of other assets. If a write down was necessary, an impairment charge would be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value, as determined based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2003.

Goodwill

Goodwill represents the excess of costs over the fair value of the net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

Goodwill is tested annually for impairment, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting units below its carrying amount, such as a significant adverse change in business climate, unanticipated competition or a loss of key personnel. The

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Company has concluded that it has one reporting unit. To the extent that the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test. Under the second step of the impairment test, the Company would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. The Company determined the fair value of its reporting unit based on an average of (i) a discounted cash flow analysis; (ii) private sale comparables; and (iii) market capitalization, as adjusted for a control premium. The Company determined that the recorded goodwill is not impaired at December 31, 2003 or 2002.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, which ranged from 30 to 40 years, and assessed for recoverability under Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.”

The following table provides a reconciliation of reported and adjusted net loss and net loss per share as if SFAS No. 142 was adopted as of January 1, 2001:

	Year Ended December 31,
	2003	2002	2001
Net loss:
Reported net loss attributable to common stockholders	$(2,005,000)	$(21,024,000)	$(676,000)
Add: goodwill amortization, net of tax	—	—	495,000

Adjusted net loss	$(2,005,000)	$(21,024,000)	$(181,000)

Basic and diluted net loss per share:
Reported	$(0.23)	$(2.39)	$(0.08)
Goodwill amortization, net of tax	—	—	0.06

Adjusted basic and diluted net loss per share	$(0.23)	$(2.39)	$(0.02)

Other Assets

Other assets consist of the following:

	December 31,
	2003	2002
Deferred financing costs	$2,107,000	$296,000
Other amortizable intangibles	345,000	483,000
Lease receivables	—	96,000
Other assets	722,000	580,000

	$3,174,000	$1,455,000

Amortization expense of other intangibles was $138,000, $139,000 and $302,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

In connection with the financings described in Note 3, the Company has capitalized debt issuance costs consisting of brokerage, warrants and legal fees totaling $2,521,000, which are included within other assets at December 31, 2003, net of accumulated amortization. At December 31, 2003, a total of $511,000 of such fees are unpaid and are included in accrued expenses and during 2003 the Company paid $281,000 of deferred financing costs which were accrued at December 31, 2002. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. Accumulated amortization was $410,000 at December 31, 2003. The deferred financing costs associated with the Company’s prior bank facility were fully amortized as of the date of new financing arrangements on July 16, 2003 (see Note 3). Amortization expense related to all deferred financing costs was $710,000, $759,000 and $454,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, lease receivables, accounts payable, capital leases and long term debt. The carrying values of cash and cash equivalents, accounts receivable, lease receivables and accounts payable are considered to be representative of the respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments (including the capital leases) that are outstanding as of December 31, 2003, the carrying values are considered to approximate the respective fair values. See Note 3 for the terms and carrying values of the Company’s various debt instruments.

Concentration of Credit Risk and Geographic Segment Data

The majority of the Company’s customers are specialty fitness-related dealers, health clubs and consumers located in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts and lease receivables. The Company utilizes third-party insurers for certain trade accounts receivable. Sales to one customer in 2003, 2002 and 2001 were 10.7%, 10.0% and 10.5% of net sales, respectively. No other single customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2003, 2002 or 2001.

There was no single geographic area of significant concentration. Sales outside of North America accounted for approximately 28%, 26% and 27% of total net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Long-lived assets located in foreign countries totaled $153,000 and $187,000 at December 31, 2003 and 2002, respectively.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2003	2002	2001
Strength systems	$42.6	$42.0	$47.1
Cardiovascular products	42.9	35.0	33.8
Freight revenue	4.7	4.5	4.3

	$90.2	$81.5	$85.2

Accrued Warranty Obligations

All products are warranted for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. Warranty expense was $2,793,000, $1,224,000 and $1,603,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events which are subject to change.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
Balance as of January 1	$1,853,000	$3,736,000
Payments made under warranty	(2,887,000)	(3,107,000)
Accrual for product warranties issued	2,793,000	1,224,000

Balance as of December 31	$1,759,000	$1,853,000

Revenue Recognition

Revenue is recorded when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is probable. The Company does not offer its customers a right of return, price protection or inventory rotation programs. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Shipping and Handling Costs,” the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling is classified as selling, general and administrative expense.

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2003, 2002 and 2001, advertising expense was $1,421,000, $1,336,000 and $1,157,000, respectively, and is included in selling, general and administrative expenses.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $2,449,000, $2,842,000 and $2,684,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in selling, general and administrative expenses.

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

Loss per Common Share

The table below sets forth the reconciliation of the basic and diluted loss per share computations:

	Year Ended December 31,
	2003	2002	2001
Net loss attributable to common stockholders	$(2,005,000)	$(21,024,000)	$(676,000)

Shares used in computing basic and diluted loss per share	8,831,000	8,805,000	8,785,000

For the years ended December 31, 2003, 2002 and 2001, options to purchase 336,500, 325,500 and 569,411 shares of common stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding, but were not included in the computation of diluted loss per share as the result would be anti-dilutive.

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

At December 31, 2002, derivative instruments consisted solely of an interest rate swap, which was used to reduce the Company’s exposure to interest rate fluctuations on its variable rate term debt. In connection with the July 2003 refinancing, the interest rate swap agreement was terminated in exchange for a cash payment of approximately $53,000. The interest rate swap was originally designated as a cash flow hedge. Changes in the fair value of the derivative were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affected earnings. Effective April 12, 2001, the Company discontinued hedge accounting, prospectively, as a result of the change in the interest rate on its term debt from a LIBOR-based rate to a Base Rate and the change in the forecasted principal repayment dates (see Note 3).

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The changes in the fair value of the swap were recorded as follows:

	Other Comprehensive Loss	Other Income (Expense)
Year ended December 31, 2001:	$—	$—
Cumulative effect of change in accounting principle	212,000	—
Change in fair value of hedging instrument	(293,000)	(246,000)

Total	$(81,000)	$(246,000)

Year ended December 31, 2002:
Change in fair value of hedging instrument	$—	$166,000

Total	$—	$166,000

Year ended December 31, 2003:
Change in fair value of hedging instrument	$—	$27,000
Amortization of unrealized loss on hedging instrument	81,000	(81,000)

Total	$81,000	$(54,000)

Accounting for Transfers and Servicing of Financial Assets

The Company accounts for transfers of financial assets pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (see Note 8).

Stock-Based Compensation

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and, as such, have been incorporated below. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net loss and loss per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosures for its stock option plans in accordance with the provisions of SFAS No. 123 and SFAS No. 148.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

	Year Ended December 31,
	2003	2002	2001
Net loss attributable to common stockholders:
As reported	$(2,005,000)	$(21,024,000)	$(676,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(95,000)	(128,000)	(94,000)

Pro forma net loss attributable to common stockholders	$(2,100,000)	$(21,152,000)	$(770,000)

Basic and diluted net loss per share:
As reported	$(.23)	$(2.39)	$(.08)

Pro forma	$(.24)	$(2.40)	$(.09)

Reclassifications

Certain reclassifications to prior period amounts have been made to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for doubtful accounts, reserve for realizability of inventory, warranty reserve, reserve for legal matters and valuation of goodwill and deferred tax assets are the most susceptible to estimates.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective bases to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002, and are included below and under Accrued Warranty Obligations.

From time to time the Company arranges for leases or other financing arrangements to enable certain of its customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provision to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

situations when collection of the lease payments is not probable. At December 31, 2003, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $4,271,000. A reserve for estimated losses under recourse provisions of $47,000 has been recorded based on historical and industry experience and is included in accrued expenses at December 31, 2003. In accordance with FIN 45, the Company has also recorded a liability and corresponding reduction of revenue of $62,000 for the twelve months ended December 31, 2003 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is being reduced on a straight-line basis over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer.

It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective prospectively for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have any impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company’s financial statements.

NOTE 3—LONG-TERM DEBT AND RELATED PARTY LOAN

	December 31,
	2003	2002
Working capital loans	$9,836,000	$8,951,000
Bank term loans	15,650,000	17,159,000
Industrial development revenue bond	1,600,000	1,900,000
Related party loan	—	1,000,000

	27,086,000	29,010,000
Less—current portion	(12,261,000)	(26,410,000)

	$14,825,000	$2,600,000

On July 16, 2003, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (the “CIT Financing Agreement”) and a financing agreement with Hilco Capital LP (“Hilco”) (the “Hilco Financing Agreement”). The CIT Financing Agreement provides for term loans of $5,000,000 and

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—LONG-TERM DEBT AND RELATED PARTY LOAN  (continued)

working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The Hilco Financing Agreement provides for a mortgage loan of $11,000,000. Both the CIT loans and the Hilco loan are secured by substantially all of the assets of the Company plus a letter of credit in the amount of $1,500,000. The proceeds of the CIT and Hilco Financing Agreements were used to repay, in full, all outstanding borrowings under a prior bank agreement. At December 31, 2003, the unused availability under the working capital loan was $3,138,000.

The CIT loans bear interest at rates ranging between LIBOR plus 2.5% and LIBOR plus 3.5% or the prime rate less .25% and the prime rate plus .75% based on a performance grid, except for a $3,000,000 term loan, which bears interest at the prime rate plus 5%, with a minimum of 10%. The CIT term loans are due in equal quarterly principal installments of $350,000, and mature on July 16, 2006. Interest is payable monthly. The Hilco loan bears interest at the prime rate plus 11.5% (15.5% at December 31, 2003), with a minimum of 15.5%, and is due in equal quarterly principal installments of $137,500 beginning on July 16, 2004, and matures on July 16, 2006. Interest is payable monthly. The average outstanding working capital revolving loans balance during 2003 was approximately $10,605,000 and the weighted average interest rate in 2003 was 4.09%. The working capital revolving loans facility expires on July 16, 2006 and is classified as a current liability in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-box Arrangement.” Interest expense on the working capital revolving loans was $201,000 for the year ended December 31, 2003. Interest expense on the CIT term loans was $175,000 for the year ended December 31, 2003. Interest expense on the Hilco loan was $807,000 for the year ended December 31, 2003. The prime rate was 4% at December 31, 2003. The CIT and Hilco Financing Agreements require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio and a limitation on annual capital expenditures. Both financing agreements also restrict the ability of the Company to pay cash dividends.

The average outstanding revolver balance under the prior credit facility during 2003, 2002 and 2001 was approximately $7,723,000, $7,312,000, and $12,490,000 respectively and the weighted average interest rate in 2003, 2002 and 2001 was 6.25%, 6.80% and 8.49%, respectively. Interest expense on the revolver under the prior credit facility was $257,000, $537,000 and $1,053,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The interest expense for the term loans under the prior credit facility was $753,000, $1,874,000 and $1,549,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Pursuant to the CIT Financing Agreement, the Company issued a warrant to CIT to purchase 176,619 shares of common stock, at an exercise price of $1.35 price per share. Pursuant to the Hilco Financing Agreement, the Company issued a warrant to Hilco to purchase 189,640 shares of common stock, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and had a fair value at the time of issuance of $41,427 and $226,309, respectively. These amounts have been recorded as deferred financing costs in 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%.

During 2002, UM Holdings Ltd. (“UM”), a principal stockholder of the Company, lent to the Company, on a subordinated basis, $1,000,000 which bore interest at 10% and was to mature on January 1, 2004. During the year ended December 31, 2003, UM provided an additional $3,900,000 in subordinated loans with similar terms to fund the Company’s operations. As part of the refinancing of the Company’s prior bank facility, on July 16, 2003, $4,900,000 of subordinated notes held by UM were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”).

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—LONG-TERM DEBT AND RELATED PARTY LOAN  (continued)

The Company paid UM a commitment fee of $120,000 in connection with this conversion. Holders of Preferred Stock are entitled to receive dividends of $14.90, or 10% of the issuance price, per share per annum when and if declared by the Board of Directors. Such dividends are cumulative so that if dividends with respect to any period at the aforesaid rate shall not have been paid upon or declared and set apart for the Preferred Stock, the deficiency shall be fully paid and set apart before any dividends shall be paid upon or declared or set apart for the Common Stock or any junior series of Preferred Stock. Holders of Preferred Stock shall not be entitled to vote, except when a provision of law expressly confers a right to vote on a particular matter or when the Company wishes to alter or change any of the powers, preferences, privileges, or rights of the Preferred Stock, in which case approval, by vote, of holders of at least 66 2/3% of the outstanding shares of the Preferred Stock needs to be obtained. Each share of Preferred Stock is convertible into common stock (i) at the option of the holder on or after the later of six months and one day from the original issuance date (ii), June 30, 2004, or (iii) the date on which stockholders of the Company approve the convertibility rights, at a conversion ratio of 100 shares of common stock for each share of Preferred Stock. Upon conversion of the Preferred Stock, all accrued but unpaid dividends are payable in cash or, at the option of the Company, in shares of Common Stock. The liquidation preference is equal to the original issuance price of the Preferred Stock plus any accrued but unpaid dividends. The Preferred Stock is subject to mandatory redemption upon the sale of the Company. The Company has the right to redeem the Preferred Stock at any time after June 30, 2008. The redemption price of the Preferred Stock is equal to the original issuance price plus any accrued but unpaid dividends. The right of holders to receive any cash payments with respect to the Preferred Stock (whether as a dividend, a liquidation payment, redemption payment, or otherwise) is junior and subordinate to the payment of the Company’s borrowings under the CIT Financing Agreement and Hilco Financing Agreement. As part of the CIT and Hilco Financing Agreements, UM provided additional collateral of $3,100,000 in the form of a guarantee of certain letters of credit. In the event that UM suffers a loss with respect to this collateral, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.15% at December 31, 2003) with interest payable monthly and principal payable annually through May 2007. A letter of credit in the amount of $1,600,000 is outstanding for the benefit of the bondholders to guarantee principal and interest payments. The collateral for this letter of credit has been provided by UM.

In November 1998, the Company entered into an Interest Rate Swap Agreement whereby the Company received a variable LIBOR rate and paid a fixed rate of 5.04% through December 2003. The purpose of the swap was to fix the interest rate on the terms loans under the Company’s prior bank facility. In connection with the refinancing described above, the swap was terminated in July 2003 in exchange for a payment of $53,000 by the Company.

At December 31, 2003, long-term debt maturities are as follows:

2004	$12,261,000
2005	2,350,000
2006	12,075,000
2007	400,000
2008	—

$27,086,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—STOCKHOLDERS’ EQUITY

Stock Options

1995 Omnibus Incentive Plan

Cybex’s Omnibus Incentive Plan (“Omnibus Plan”), as amended, is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 1,250,000 shares of common stock for issuance pursuant to the Omnibus Plan. The terms and conditions of each award are determined by a committee of the Board of Directors of the Company. Under the Omnibus Plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed 10 years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of grant).

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

Information with respect to options under the Company’s plans is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2000	435,661	$2.69-11.75	$5.67
Granted	187,000	1.30-1.75	1.69
Forfeited	(53,250)	1.54-9.38	3.05

Outstanding at December 31, 2001	569,411	1.30-11.75	4.61
Granted	104,000	1.51-1.90	1.61
Forfeited	(347,911)	1.75-11.75	5.86

Outstanding at December 31, 2002	325,500	1.30-11.75	2.29
Granted	25,000	1.30	1.30
Forfeited	(14,000)	1.51-4.06	2.48

Outstanding at December 31, 2003	336,500	$1.30-11.75	$2.21

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—STOCKHOLDERS’ EQUITY  (continued)

The options generally vest over a three to five year period (with some subject to cliff vesting). At December 31, 2003, there are 767,134 shares available for future issuance pursuant to the Omnibus Plan.

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.30—$1.51	125,500	$1.45	8.90	27,000	$1.48
1.70—1.90	143,000	1.75	7.85	64,000	1.75
3.00	5,000	3.00	6.16	3,750	3.00
4.063—4.313	58,000	4.08	5.82	58,000	4.08
11.75	5,000	11.75	3.96	5,000	11.75

	336,500	$2.21	7.81	157,750	$2.91

The weighted average fair value of each stock option granted during the years ended December 31, 2003, 2002 and 2001 was $.40, $.98 and $1.13, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk free interest rate	3.4%	2.8%	5.3%
Expected dividend yield	—	—	—
Expected life	7 years	7 years	7 years
Expected volatility	20%	60%	60%

Stock Retainer Plan for Nonemployee Directors

The Company’s Amended and Restated 1995 Stock Retainer Plan for Nonemployee Directors provided that each nonemployee director receive 70% of their annual retainer in shares of common stock of the Company. As of December 31, 2001, there were insufficient authorized shares under this Plan to fully fund the stock retainer for that year. In 2002, the stockholders approved the 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) which provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The number of shares to be issued is computed by dividing the applicable amount of the annual retainer to be paid in stock by the fair market value of a common share on January 1 of each calendar year. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At December 31, 2003, there are 94,994 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $45,000, $39,000 and $46,000 for the years ended December 31, 2003, 2002 and 2001, respectively, related to the issuance of common stock to directors.

Leveraged Employee Stock Ownership Plan

The Company sponsored a leveraged Employee Stock Ownership Plan (ESOP). This was a noncontributory plan designed to give eligible employees a proprietary interest in the Company through common stock ownership. The plan was terminated in September 2002 and participants were issued their account balances in shares of common stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2003	2002	2001
Domestic	$(1,390,000)	$127,000	$(342,000)
Foreign	(422,000)	(428,000)	(385,000)

	$(1,812,000)	$(301,000)	$(727,000)

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2003	2002	2001

Current provision:
Federal	$—	$—	$—
State	(51,000)	38,000	—

	(51,000)	38,000	—

Deferred provision (benefit):
Federal	—	19,436,000	(45,000)
State	—	1,249,000	(6,000)

	—	20,685,000	(51,000)

	$(51,000)	$20,723,000	$(51,000)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2003	2002	2001
Tax at statutory rate	$(616,000)	$(102,000)	$(247,000)
State income taxes, net	(104,000)	38,000	(4,000)
Other permanent differences, primarily non-deductible goodwill amortization	43,000	14,000	200,000
Increase in valuation allowance	626,000	20,773,000	—

	$(51,000)	$20,723,000	$(51,000)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INCOME TAXES  (continued)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2003	2002
Deferred tax assets (liabilities):
Net operating, credit and capital loss carryforwards	$15,110,000	$14,185,000
Warranty reserves	641,000	604,000
Other accruals and reserves	2,365,000	2,739,000
Bad debt and lease reserves	145,000	317,000
Depreciation	(1,662,000)	(2,319,000)
Goodwill	4,681,000	5,151,000
Other – net	119,000	96,000
Valuation allowance	(21,399,000)	(20,773,000)

	$—	$—

At December 31, 2003, the Company had U.S. federal net operating loss carryforwards which are scheduled to expire as follows:

2011	$6,082,000
2012	10,261,000
2019	3,637,000
2020	6,481,000
2021 and thereafter	12,628,000

$39,089,000

In addition, the Company has foreign net operating losses of $902,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $276,000, which do not expire and a federal research and development tax credit carryforward of $129,000, which expires in 2008.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes,” projected future taxable income generally cannot be used as a basis for recovering deferred tax assets if there are cumulative losses during recent years. Accordingly, at December 31, 2003 and 2002, the Company has a valuation allowance of $21,399,000 and $20,773,000, repectively, to reserve all of its net deferred tax assets. As of December 31, 2003, approximately $57,835,000 of taxable income is needed to fully realize deferred tax assets.

NOTE 6—BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. Contributions by the Company to the Plan were $0, $166,000 and $411,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company elected to suspend the Company match during all of 2003 and an eight-month and three-month period in 2002 and 2001, respectively. Additionally, the Company may make discretionary contributions to the Plan. No discretionary contributions were made for the years ended December 31, 2003, 2002 or 2001.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2003, 2002 and 2001, the Company paid $163,000, $198,000 and $288,000, respectively, to a law firm of which one of the directors of the Company is a member.

The Company’s Chairman, who is a principal stockholder of the Company, has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. He received salaries of $360,000 and $327,000 for 2003 and 2002 and compensation of $45,000 in 2002 with respect to 2001 performance. The Chairman did not receive a salary in 2001.

UM’s Chief Financial Officer has served as Chief Financial Officer for the Company since February 2002 and is expected to serve in this capacity for an indefinite period of time. Expenses related to these services totaled $144,000 and $110,000 for 2003 and 2002. UM’s General Counsel has served as General Counsel for the Company since September 2003 and is expected to serve in this capacity for an indefinite period of time. Expenses related to these services totaled $40,000 for 2003. The services of the Chief Financial Officer and the General Counsel, who are employed by UM (a principal stockholder of the Company), are provided to the Company through services agreements. The total amount owed to UM for consulting and other related expenses totaled $26,000 and $197,000 at December 31, 2003 and 2002, respectively. During 2003, UM forgave $252,000 then due it with respect to the Chief Financial Officer’s salary and other sums owed to it by the Company, which was recorded as a capital contribution.

In 2002 and 2003, UM lent to the Company, on a subordinated basis, $1,000,000 and $3,900,000 respectively, bearing interest at 10% and maturing January 1, 2004 (see Note 3).

As part of the July 2003 refinancing, $4,900,000 of subordinated notes held by UM were cancelled and converted into 32,886 shares of a newly-created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). The Company paid UM a commitment fee of $120,000 in connection with such debt conversion. UM also provided, as part of the refinancing, additional collateral support of $3,100,000 in the form of a guarantee of certain letters of credit (see Note 3).

NOTE 8—COMMERCIAL LEASING

Prior to 2002, the Company had a lease financing program, through a wholly-owned subsidiary, for certain commercial customers for selected products. Leases written by the Company were accounted for as sales-type leases and were generally for terms of three to five years, at which time title transfered to the lessee. Leases were secured by the equipment financed, often with additional security in the form of other equipment liens, letters of credit, cash down payments and personal guarantees.

At December 31, 2003, lease receivables were comprised of the following:

Minimum lease payments receivable	$123,000
Less – unearned interest income	(3,000)
Less – reserve for lease receivables	(120,000)

$—

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—COMMERCIAL LEASING  (continued)

Minimum lease payments as of December 31, 2003 are due to be received as follows:

2004	$110,000
2005	10,000
2006	3,000
2007	—
2008	—

$123,000

In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company provides a guaranty or other recourse provision to the independent leasing company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end-user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve in situations when collection of the lease payments is not probable. At December 31, 2003, the maximum contingent liability under all recourse and guarantees provisions was approximately $4,271,000. A reserve for estimated losses under recourse provisions of $47,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2003.

Prior to mid-2002, the Company entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity. For the year ended December 31, 2001, the Company generated net proceeds of $697,000 from the sale of lease receivables. The Company uses a third party to service the lease receivables that have been sold to third parties. Upon the sale of lease receivables, the Company recorded a servicing liability for the amounts payable to the third party, which generally was equal to approximately 100 basis points of the related receivables sold. At December 31, 2003 and 2002, servicing liabilities were $7,000 and $37,000, respectively. The Company is subject to recourse provisions which may require it to repurchase or replace leases in default. In return, the Company receives the collateral position in the defaulted leases. The recourse provisions, which are generally equal to 15% of the outstanding net lease receivables, may be reduced annually based upon the remaining outstanding lease payment streams.

NOTE 9—ACCRUED LIABILITIES

	December 31,
	2003	2002
Warranty reserves	$1,234,000	$1,602,000
Self insurance reserves	1,929,000	1,930,000
Litigation reserve and professional fees	2,212,000	2,523,000
Payroll related and other	4,541,000	3,592,000

	$9,916,000	$9,647,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—PROPERTY PLANT AND EQUIPMENT

	December 31,
	2003	2002
Land, building and improvements	$10,719,000	$10,641,000
Equipment, computers, software and furniture	24,207,000	23,065,000

	34,926,000	33,706,000
Less—accumulated depreciation	(20,454,000)	(17,153,000)

	$14,472,000	$16,553,000

Depreciation expense was $3,572,000, $3,734,000 and $3,622,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2007 for equipment and property under noncancelable operating and capital leases. Future minimum payments under these leases at December 31, 2003 are as follows:

	Operating	Capital
2004	$205,000	$465,000
2005	156,000	306,000
2006	74,000	222,000
2007	7,000	188,000
2008	3,000	—

	445,000	1,181,000
Less: amount representing interest	—	(158,000)

	$445,000	1,023,000

Less: current portion		(389,000)

		$634,000

Rent expense under all operating leases for the years ended December 31, 2003, 2002 and 2001 was $319,000, $574,000 and $288,000, respectively. Capitalized leases are included in accrued expenses (current portion) and other liabilities (long-term portion) in the accompanying balance sheet. Interest expense related to capital leases was $69,000, $32,000 and $2,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES  (continued)

Royalty Agreement

In connection with the settlement of a license dispute, the Company is required to make minimum royalty payments through November 2012. Future minimum payments included in accrued expenses (current portion) and other liabilities (long-term portion) under this arrangement are as follows at December 31, 2003:

2004	$440,000
2005	360,000
2006	360,000
2007	360,000
2008	360,000
Thereafter	1,410,000

3,290,000
Amount representing interest	(1,127,000)

$2,163,000

Interest expense related to this obligation was $221,000, $234,000 and $246,000 for the years ended December 31, 2003, 2002 and 2001.

Purchase Obligations

The company is required to make purchases of goods and services that are legally binding as follows as of December 31, 2003:

2004	$9,793,000
2005	1,031,000
2006	745,000
2007	550,000
2008	250,000
Thereafter	1,000,000

$13,369,000

Product Liability

Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Management believes that the outcome of known product liability claims will not have a material effect on its financial position or results of operations. The Company’s risk retention amounts per occurrence are $500,000 for product liability. The Company has excess primary coverage on a per-claim and aggregate basis beyond the deductible levels and also maintains umbrella policies to supplement the primary liability coverage. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. Actual results may vary from management’s estimates.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES  (continued)

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

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owes certain incentive compensation payments totaling approximately $873,000 and rent of approximately $38,000, plus interest. A motion is pending before the trial judge to award to the plaintiffs their attorneys fees and a further sum under the Wage Payment and Collection Law equal to 25% of the awarded compensation payments. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty in the amount of $48,750, on the claims related to lease issues. Such amount represented the approximately $38,000 jury verdict together with an agreed amount of interest due, and was paid by the Company in 2002.

As of February 6, 2004, no judgement has been entered on the remainder of the jury verdict, as the post-trial proceedings remain to be completed. The Company plans to vigorously pursue the appeal of any judgement entered in this matter.

Hot New Products v. Cybex International, Inc., et al

This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter. Shortly after the termination, plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust Complaint in federal court, alleging price discrimination and price and territory conspiracy violations. The State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. On August 14, 2003, the Court issued a ruling dismissing most of the plaintiff’s causes of action as well as all of the counterclaims asserted by Cybex. The Court allowed two of the plaintiff’s claims, one Federal claim and one State claim, to proceed to trial. Trial began on this matter on January 20, 2004. Immediately prior to trial, the plaintiff dismissed its State claim and elected to proceed to trial only on the Federal claim. On January 29, 2004 the jury returned a verdict in favor of Cybex. On February 13, 2004, the Plaintiff filed a motion for a new trial, which the Company intends to vigorously oppose.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES  (continued)

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff seeks injunctive relief and monetary damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and has asserted counterclaims. In October 2003, the Court held a preliminary hearing regarding the scope of the claims in this matter. As of February 6, 2004, the Court had not reached a decision regarding the matters at issue in that hearing. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT 360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which the Company believes could invalidate the Free Motion Fitness patent and has also filed a counterclaim against Free Motion Fitness seeking damages. On September 27, 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. Since that time, additional summary judgment motions have been filed by Cybex, Free Motion Fitness and Nautilus Group. On December 31, 2003, the Court issued its Memorandum Opinion and Order regarding the various summary judgment motions of Cybex, Free Motion and Nautilus. In its opinion, the Court denied Free Motion’s summary judgment request, granted Cybex’s motion for summary judgment with regard to literal infringement but denied Cybex’s motion for summary judgment under the doctrine of equivalents, and granted Nautilus’ summary judgment request on literal infringement. On February 4, 2004, the Company filed a motion with the Court for complete summary judgment of nonfringement literally and under the doctrine of equivalents.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	2003 Quarter Ended
	March 29	June 28	September 27	December 31
Sales	$20,608,000	$21,114,000	$21,886,000	$26,587,000
Gross profit	6,700,000	7,217,000	7,009,000	9,728,000
Net income (loss)	(1,787,000)	183,000	(953,000)	796,000
Preferred stock dividends	—	—	(122,000)	(122,000)
Net income (loss) attributable to common stockholders	(1,787,000)	183,000	(1,075,000)	674,000
Basic and diluted net income (loss) per share	(.20)	.02	(.12)	.08

	2002 Quarter Ended
	March 30	June 29 (a)	September 28	December 31
Sales	$18,913,000	$18,005,000	$19,898,000	$24,711,000
Gross profit	7,243,000	6,250,000	6,856,000	9,178,000
Net income (loss)	59,000	(22,243,000)	(388,000)	1,548,000
Basic and diluted net income (loss) per share	.01	(2.53)	(.04)	.18

(a)	During the quarter ended June 29, 2002, the Company recorded a charge of $21,316,000 to establish a valuation allowance for deferred income taxes.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2003
Allowance for doubtful accounts	$1,393,000	$348,000	$759,000	$982,000

Restructuring reserves	2,421,000	—	233,000	2,188,000

Valuation allowance–deferred income taxes	20,773,000	626,000	—	21,399,000

For the year ended December 31, 2002
Allowance for doubtful accounts	$2,196,000	$227,000	$1,030,000	$1,393,000

Restructuring reserves	2,925,000	—	504,000	2,421,000

Valuation allowance–deferred income taxes	—	20,773,000	—	20,773,000

For the year ended December 31, 2001
Allowance for doubtful accounts	$5,418,000	$(336,000)	$2,886,000	$2,196,000

Restructuring reserves	6,530,000	—	3,605,000	2,925,000

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 27, 2002, we dismissed Arthur Andersen LLP (“Andersen”) as our independent accountant, and appointed KPMG LLP as our new independent auditor, as more fully described in the Company’s current report on Form 8-K dated July 22, 2002.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to insure that information required to be disclosed by the Company (including its consolidated subsidiaries) in its periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter in the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company, compliance with Section 16(a) of the Securities Exchange Act of 1934 and the Company’s Code of Ethics is incorporated herein by reference from the sections captioned “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”). For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” and “Election of Directors—Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference. For information on securities authorized for issuance under equity compensation plans, see Item 5 of Part II of this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Public Accountants—Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)		The following documents are filed or incorporated by reference as a part of this report:
(3)	Exhibits
	3(a)(1)	Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

	3(a)(4)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 10-Q”).

	3(a)(5)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (the “June 2003 10-Q”).

	3(b)	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

	4(a)(1)	Common Stock Purchase Warrant issued to First Union National Bank pursuant to the Amended and Restated Credit Agreement dated as of December 21, 2001, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated December 21, 2001 (the “December 2001 8-K”).

	4(a)(2)	Common Stock Purchase Warrant issued to FSC Corp. pursuant to Amended and Restated Credit Agreement dated as of December 21, 2001, incorporated by reference to Exhibit 10.3 to the December 2001 8-K.

	4(a)(3)	Warrant to purchase 176,619 shares of Common Stock, issued to The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (the “September 2003 10-Q”).

	4(a)(4)	Common Stock Purchase Warrant to purchase 189,640 shares of Common Stock, issued to Hilco Capital LP, incorporated by reference to Exhibit 10.6 to the September 2003 10-Q.

	10(a)(1)	Amended and Restated Credit Agreement dated as of December 21, 2001, among the Company, the Company’s subsidiaries which are parties thereto, First Union National Bank, as Administrative Agent, and the Lenders which are parties thereto, incorporated by reference to Exhibit 10.1 to the December 2001 8-K.

	10(a)(2)	First Amendment, dated as of July 24, 2002, to Amended and Restated Credit Agreement dated as of December 21, 2001, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2002 (the “September 2002 10-Q”).

	10(a)(3)	Second Amendment, dated as of September 30, 2002, to Amended and Restated Credit Agreement, dated as of December 21, 2001, incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

10(a)(4)	Subordination Agreement dated July 24, 2002, among the Company, UM Holdings Ltd., Wachovia Bank, National Association, Fleet National Bank and Fleet Capital Corporation, incorporated by reference to Exhibit 10.5 to the September 2002 10-Q.

10(a)(5)	Forbearance Agreement dated as of April 1, 2003, among the Company, the Company’s subsidiaries which are parties thereto, Wachovia Bank National Association, as Agent and the Lenders which are parties thereto, incorporated by reference to Exhibit 10.2 to the June 2003 10-Q.

10(a)(6)	First Amendment to Forbearance Agreement dated as of April 1, 2003, among the Company’s subsidiaries which are parties thereto, Wachovia Bank National Association, as Agent and the Lenders which are parties thereto, incorporated by reference to Exhibit 10.3 to the June 2003 10-Q.

10(b)(1)	Financing Agreement dated July 16, 2003, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the September 2003 10-Q.

10(c)(1)	Financing Agreement dated July 16, 2003 between the Company and Hilco Capital LP, incorporated by reference to Exhibit 10.5 to the September 2003 10-Q.

10(c)(2)	Warrantholders Rights Agreement dated as of July 16, 2003 among the Company, certain stockholders of the Company and Hilco Capital LP, incorporated by reference to Exhibit 10.7 to the September 2003 10-Q.

10(d)	Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Company’s Registration Statement on Form S-8 (No. 33-48124), filed May 26, 1992.*

10(e)	Registration Rights Agreement, dated as of December 21, 2001 among the Company, First Union National Bank and FSC Corp., incorporated by reference to Exhibit 10.4 to the December 2001 8-K.

10(f)	Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(g)(1)	Subordinated Promissory Note dated July 24, 2002 in the principal amount of $500,000, payable to the order of UM Holdings Ltd., incorporated by reference to Exhibit 10.6 to the September 2002 10-Q.

10(g)(2)	Subordinated Promissory Note dated September 16, 2002 in the principal amount of $500,000, payable to the order of UM Holdings Ltd., incorporated by reference to Exhibit 10.7 to the September 2002 10-Q.

10(g)(3)	Subordinated Promissory Note dated April 17, 2003, in the principal amount of $2,400,000, payable to the order of UM Holdings Ltd., incorporated by reference to Exhibit 10.1 to the June 2003 10-Q.

10(g)(4)	Subordinated Promissory Note dated May 19, 2003, in the principal amount of $990,000, payable to the order of UM Holdings Ltd., incorporated by reference to Exhibit 10.5 to the June 2003 10-Q.

10(g)(5)	Subordinated Promissory Note dated June 20, 2003, in the principal amount of $510,000, payable to the order of UM Holdings Ltd., incorporated by reference to Exhibit 10.6 to the June 2003 10-Q.

10(g)(6)	Debt Conversion and Reimbursement Agreement dated as of July 16, 2003 between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.1 to the September 2003 10-Q.

10(h)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (“the 2001 10-K”).*

10(i)	Amended and Restated 1995 Stock Retainer Plan for Non-employee Directors dated May 18, 1999, incorporated by reference to the registration statement on Form S-8 (No. 333-79899) filed June 3, 1999.*

10(j)	2002 Stock Retainer Plan for Non-employee Directors incorporated by reference to Exhibit 10(k) to the 2001 10-K.*

10(k)(1)	Services Agreement dated February 26, 2002 between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10(l) to the 2001 10-K.

10(k)(2)	Addendum dated August 1, 2003 to Services Agreement dated February 26, 2002 between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.8 to the September 2003 10-Q.

10(k)(3)	Services Agreement dated August 1, 2003 between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.9 to the September 2003 10-Q.

10(l)	Employment Agreement dated April 8, 2003, between the Company and John Aglialoro, incorporated by reference to Exhibit 10.4 to the June 2003 10-Q.*

21	Subsidiaries of the Registrant (Filed herewith).

23(a)	Consent of Independent Auditors—KPMG LLP (Filed herewith).

23(b)	Information Regarding Consent of Arthur Andersen LLP (Filed herewith).

31(a)	Certification of Chief Executive Officer (Filed herewith).

31(b)	Certification of Chief Financial Officer (Filed herewith).

32(a)	Statement of Chief Executive Officer pursuant to Section 1350 (Filed herewith).

32(b)	Statement of Chief Financial Officer pursuant to Section 1350 (Filed herewith).

*	Executive Compensation Plans and Arrangements
(b)	Reports on Form 8-K– None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC. (Registrant)

By:	/s/ JOHN AGLIALORO
John Aglialoro Chairman

March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director and Chief Financial Officer (principal financial and accounting officer)	March 12, 2004

/s/ JAMES H. CARLL James H. Carll	Director	March 12, 2004

/s/ JOAN CARTER Joan Carter	Director	March 12, 2004

/s/ JERRY LEE Jerry Lee	Director	March 12, 2004

/s/ HARVEY MORGAN Harvey Morgan	Director	March 12, 2004

/s/ ALAN H. WEINGARTEN Alan H. Weingarten	Director	March 12, 2004