Form 10-Q
period 2004-03-27
CYBEX INTERNATIONAL INC
filed 2004-05-07
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 27, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

Yes  ☐     No  ☒

On May 7, 2004, the Registrant had outstanding 8,868,107 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
Net sales	$24,310	$20,608
Cost of sales	15,226	13,908

Gross profit	9,084	6,700

Selling, general and administrative expenses	7,771	7,527

Operating income (loss)	1,313	(827)

Interest income	3	10
Interest expense	(931)	(1,070)
Other income	—	43

Income (loss) before income taxes	385	(1,844)
Income tax expense (benefit)	10	(57)

Net income (loss)	375	(1,787)

Preferred stock dividends	(122)	—

Net income (loss) attributable to common stockholders	$253	$(1,787)

Basic and diluted net income (loss) per share	$.03	$(.20)

See notes to the condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 27, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,017	$749
Accounts receivable, net of allowance of $1,000 and $982	14,268	13,755
Inventories	7,341	7,910
Prepaid expenses and other	2,007	2,081

Total current assets	24,633	24,495
Property, plant and equipment, net	13,732	14,472
Goodwill	11,247	11,247
Other assets	3,300	3,174

	$52,912	$53,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$12,554	$12,261
Accounts payable	6,501	7,200
Accrued expenses	9,774	9,916

Total current liabilities	28,829	29,377
Long-term debt	14,688	14,825
Other liabilities	3,055	3,168

Total liabilities	46,572	47,370

Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $1.00 par value, 100 shares authorized, 33 shares issued (liquidation value of $5,266)	4,900	4,900
Common stock, $.10 par value, 20,000 shares authorized, 9,077 shares issued	907	907
Additional paid-in capital	45,960	45,960
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(42,919)	(43,294)
Accumulated other comprehensive loss	(257)	(204)

Total stockholders’ equity	6,340	6,018

	$52,912	$53,388

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
OPERATING ACTIVITIES:
Net income (loss)	$375	$(1,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,108	1,264
Provision for doubtful accounts	56	48
Net change in other operating assets and liabilities	(1,205)	1,889

NET CASH PROVIDED BY OPERATING ACTIVITIES	334	1,414

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(120)	(554)

NET CASH USED IN INVESTING ACTIVITIES	(120)	(554)

FINANCING ACTIVITIES:
Principal payments on term loans	(350)	(588)
Net borrowings/repayments of revolving loans	506	(2,037)
Deferred refinancing costs	(5)	(284)
Proceeds from related party loans	—	2,400
Principal payments on capital leases	(97)	(98)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	54	(607)

NET INCREASE IN CASH AND CASH EQUIVALENTS	268	253

CASH AND CASH EQUIVALENTS, beginning of period	749	216

CASH AND CASH EQUIVALENTS, end of period	$1,017	$469

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 2003, this Report on Form 10-Q, its Current Reports on Form 8-K, and its proxy statement dated March 29, 2004.

Certain reclassifications to prior period amounts have been made to conform to the current presentation.

NOTE 2 — ACCOUNTING FOR GUARANTEES

From time to time, the Company arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At March 27, 2004, the maximum contingent liability under all recourse and guarantee provisions including recourse and guarantee provisions issued prior to January 1, 2003 was approximately $4,706,000. A reserve for estimated losses under recourse provisions of $51,000 has been recorded based on historical and industry experience and is included in accrued liabilities at March 27, 2004. At March 27, 2004, in accordance with Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company also recorded a liability of $70,000 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability will be reduced on a straight-line basis over the life of each respective guaranty. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

The following table sets forth the changes in the liability for product warranties during the three months ended March 27, 2004:

Balance as of January 1, 2004	$1,759,000
Payments made under warranty	(457,000)
Accrual for product warranties issued	680,000

Balance as of March 27, 2004	$1,982,000

NOTE 3 — STOCK-BASED COMPENSATION

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and, as such, have been incorporated below. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net income (loss) and income (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosures for its stock option plans in accordance with the provisions of SFAS No. 123 and SFAS No. 148.

	Three Months Ended
	March 27, 2004	March 29, 2003
Net income (loss) attributable to common stockholders	$253,000	$(1,787,000)
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards, net of related tax effects	(24,000)	(26,000)

Pro forma net income (loss) attributable to common stockholders	$229,000	$(1,813,000)

Basic and diluted net income (loss) per share:
As reported	$.03	$(.20)

Pro forma	$.02	$(.21)

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	March 27, 2004	December 31, 2003
Raw materials	$3,714,000	$3,937,000
Work in process	1,757,000	1,963,000
Finished goods	1,870,000	2,010,000

	$7,341,000	$7,910,000

NOTE 5 — LONG-TERM DEBT

	March 27, 2004	December 31, 2003
Working capital loans	$10,342,000	$9,836,000
Bank term loans	15,300,000	15,650,000
Industrial development revenue bond	1,600,000	1,600,000

	27,242,000	27,086,000
Less – current portion	(12,554,000)	(12,261,000)

	$14,688,000	$14,825,000

On July 16, 2003, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (the “CIT Financing Agreement”) and a financing agreement with Hilco Capital LP (“Hilco”) (the “Hilco Financing Agreement”). The CIT Financing Agreement provides for term loans of $5,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The Hilco Financing Agreement provides for a mortgage loan of $11,000,000. Both the CIT loans and the Hilco loan are secured by substantially all of the assets of the Company plus a letter of credit in the amount of $1,500,000. The proceeds of the CIT and Hilco Financing Agreements were used to repay, in full, all outstanding borrowings under a prior bank agreement. At March 27, 2004, the unused availability under the working capital loan was $2,894,000.

The CIT loans bear interest at rates ranging between LIBOR plus 2.5% and LIBOR plus 3.5% or the prime rate less .25% and the prime rate plus .75% based on a performance grid (4.25% at March 27, 2004), except for a $3,000,000 term loan, which bears interest at the prime rate plus 5% (10% at March 27, 2004), with a minimum rate of 10%. The CIT term loans are due in equal quarterly principal installments of $350,000, and mature on July 16, 2006 and are subject to mandatory prepayments based on excess cash flow as defined. Interest is payable monthly. The Hilco loan bears interest at the prime rate plus 11.5% (15.5% at March 27, 2004), with a minimum rate of 15.5%, and is due in equal quarterly principal installments of $137,500 beginning on July 16, 2004, and matures on July 16, 2006 . Interest is payable monthly. The prime rate was 4% at March 27, 2004. The CIT and Hilco Financing Agreements require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio and a limitation on annual capital expenditures. Both financing agreements also restrict the ability of the Company to pay cash dividends.

Pursuant to the CIT Financing Agreement, the Company issued a warrant to CIT to purchase 176,619 shares of common stock, at an exercise price of $1.35 price per share. Pursuant to the Hilco Financing Agreement, the Company issued a warrant to Hilco to purchase 189,640 shares of common stock, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and had a fair value at the time of issuance of $41,427 and $226,309, respectively. These amounts were recorded as deferred financing costs in 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%.

During 2002 and 2003, UM Holdings Ltd. (“UM”), a principal stockholder of the Company, lent to the Company, on a subordinated basis, $4,900,000 which bore interest at 10% and was to mature on January 1, 2004. As part of the refinancing of the Company’s prior bank facility, on July 16, 2003, $4,900,000 of subordinated notes held by UM were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). Holders of Preferred Stock are entitled to receive dividends of $14.90, or 10% of the issuance price, per share per annum when and if declared by the Board of Directors. Such dividends are cumulative so that if dividends with respect to any period at the aforesaid rate shall not have been paid or declared and set apart for the Preferred Stock, the deficiency shall be fully paid and set apart before any dividends shall be paid or declared or set apart for the Common Stock or any junior series of Preferred Stock. Holders of preferred stock shall not be entitled to vote, except when a provision of law expressly confers a right to vote on a particular matter or when the Company wishes to alter or change any of the powers, preferences, privileges, or rights of the Preferred Stock, in which case approval, by vote, of holders of at least 66 2/3% of the outstanding shares of the Preferred Stock needs to be obtained. Each share of Preferred Stock is convertible into common stock at the option of the holder on or after the later of (i) six months and one day from the original issuance date or (ii) June 30, 2004, at a conversion ratio of 100 shares of common stock for each share of Preferred Stock. Upon conversion of the Preferred Stock, all accrued but unpaid dividends are payable in cash or, at the option of the Company, in shares of Common Stock. The liquidation preference is equal to the original issuance price of the Preferred Stock plus any accrued but unpaid dividends. The Preferred Stock is subject to mandatory redemption upon the sale of the Company. The Company has the right to redeem the Preferred Stock at any time after June 30, 2008. The redemption price of the Preferred Stock is equal to the original issuance price plus any accrued but unpaid dividends. The right of holders to receive any cash payments with respect to the Preferred Stock (whether as a dividend, a liquidation payment, redemption payment, or otherwise) is junior and subordinate to the payment of the Company’s borrowings under the CIT Financing Agreement and Hilco Financing Agreement. As part of the CIT and Hilco Financing Agreements, UM provided additional collateral of $3,100,000 in the form of a guarantee of certain letters of credit. In the event that UM suffers a loss with respect to this collateral, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock. UM has also provided the collateral to support the required $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila, et al v. Cybex International, Inc., et al (see Note 7). The Company will be required to reimburse UM if it suffers a loss with respect to this collateral.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.06% at March 27, 2004) with interest payable monthly and principal payable annually through May 2007. A letter of credit in the amount of $1,600,000 is outstanding for the benefit of the bondholders to guarantee principal and interest payments. The collateral for this letter of credit has been provided by UM.

NOTE 6 — EARNINGS (LOSS) PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

	Three Months Ended
	March 27, 2004	March 29, 2003
Shares used in computing basic net income (loss) per share	8,868,000	8,831,000
Dilutive effect of options and warrants	431,000	—

Shares used in computing diluted net income (loss) per share	9,299,000	8,831,000

For the three months ended March 27, 2004, options to purchase 68,000 shares of the Company’s common stock at exercise prices ranging from $3.00 to $11.75 per share were outstanding but were not included in the calculation of diluted net income per share since the result would be anti-dilutive. For the three months ended March 29, 2003, options to purchase 324,750 shares of the Company’s common stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted net loss per share since the result would be anti-dilutive.

NOTE 7 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. At March 27, 2004, a reserve of $1,915,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred.

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company’s wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. In accordance with Pennsylvania practice, the complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including claims for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff.

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owed certain incentive compensation payments and rent, plus interest. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty in the amount of $48,750, on the claims related to lease issues. Such amount represented the approximately $38,000 jury verdict together with an agreed amount of interest due, and was paid by the Company in 2002.

On March 31, 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex has filed an appeal of this judgment, which required that Cybex post a letter of credit in the amount of $2,945,722, which it intends to vigorously pursue. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, the Company believes that the recorded reserves of $1,740,000 are adequate.

Hot New Products v. Cybex International, Inc., et al

This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter. Shortly after the termination, plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust complaint in federal court, alleging price discrimination and price and territory conspiracy violations. The State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. On August 14, 2003, the Court issued a ruling dismissing most of the plaintiff’s causes of action as well as all of the counterclaims asserted by Cybex. The Court allowed two of the plaintiff’s claims, one Federal claim and one State claim, to proceed to trial. Trial began on this matter on January 20, 2004. Immediately prior to trial, the plaintiff dismissed their State claim and elected to proceed to trial only on the Federal claim. On January 29, 2004 the jury returned a verdict in favor of Cybex. On February 13, 2004, the Plaintiff filed a motion for a new trial, which the Company intends to vigorously oppose. The Court held a hearing on the plaintiff’s motion in March 2004 and no decision has yet been reached by the Court in this matter.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff seeks injunctive relief and monetary damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and has asserted counterclaims. In October 2003, the Court held a preliminary hearing regarding the scope of the claims in this matter. In early March 2004, the Court issued its ruling regarding the construction of claims in this matter. The Company is preparing a motion for summary judgment based on the Court’s construction of claims and anticipates filing that motion no later than June 30, 2004. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT 360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which the Company believes could invalidate the Free Motion Fitness patent and has also filed a counterclaim against Free

Motion Fitness seeking damages. On September 27, 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. Since that time, additional summary judgment motions have been filed by Cybex, Free Motion Fitness and Nautilus Group. On December 31, 2003, the Court issued its Memorandum Opinion and Order regarding the various summary judgment motions of Cybex, Free Motion and Nautilus. In its opinion, the Court denied Free Motion’s summary judgment request, granted Cybex’s motion for summary judgment with regard to literal infringement but denied Cybex’s motion for summary judgment under the doctrine of equivalents, and granted Nautilus’ summary judgment request on literal infringement. On February 4, 2004, the Company filed a motion with the Court for complete summary judgment of nonfringement literally and under the doctrine of equivalents. On March 31, 2004, the Court denied Free Motion Fitness’ motion for reconsideration of its earlier judgment granting of summary judgment as to literal infringement. On that same date the Court also denied the Company’s motion for complete summary judgment pending oral arguments on the matter, which the Company expects to be held in the second quarter of 2004.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the ability of the Company to comply with the terms of its credit facilities and uncertainties relating to the implementation of the Company’s restructuring plan. Further information on these and other factors which could affect the Company’s financial results can be found in the Company’s reports filed with the Securities and Exchange Commission, including its Report on Form 10-K, including Part I thereof, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated March 29, 2004.

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

RESULTS OF OPERATIONS

NET SALES

Cybex’s net sales increased $3,702,000, or 18%, to $24,310,000 for the first quarter of 2004 from $20,608,000 for the first quarter of 2003. Sales of cardiovascular products increased $2,245,000, or 27%, to $10,667,000. The increase was driven by an increase in ArcTrainer and treadmill sales. Sales of strength products increased $1,419,000, or 15%, to $10,842,000. Freight and other revenue increased $53,000, or 6%, to $931,000 in the first quarter of 2004.

GROSS MARGIN

Gross margin increased to 37.4% in the first quarter of 2004 from 32.5% in the corresponding prior year period due to a variety of factors including efforts of the Company to reduce the manufacturing costs of its products (2.0%), overhead absorption from higher volume (1.9%) and lower net freight costs (1.0%).

During 2004, the Company experienced increases in the price of steel, a major component of the Company’s products. In response to these price increases, the Company instituted, effective for sales orders received on or after April 1, 2004, a surcharge to customers, which currently equals 5% of the price of its products. Although the negative impact of steel price increases on gross margin for the first quarter of 2004 was less than one percent, the Company expects the impact to be significantly greater in the second quarter. Further increases in the price of steel or other components, or a lack of customer acceptance of the surcharge, could negatively impact the Company’s gross margin for the balance of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $244,000, or 3%, to $7,771,000 in the first quarter of 2004 compared to $7,527,000 in the first quarter of 2003, predominantly due to an increase in the direct sales force in the latter part of 2003 ($244,000) and increased product development ($122,000). These increases for the three months ended March 27, 2004 were partially offset by decreased legal costs ($72,000).

INTEREST AND OTHER INCOME

Net interest and other income decreased by $89,000 in the first quarter of 2004 compared to 2003 largely due to higher amortization of deferred financing costs in the first quarter of 2003.

PREFERRED STOCK DIVIDENDS

The holders of the Company’s Series B Convertible Cumulative Preferred Stock, issued in July 2003, are entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share, per annum, as and when declared by the Board of Directors. To the extent dividends at this rate are not paid with respect to a period, the arrearage accumulates and must be paid before any dividends or liquidating distributions are paid on the common stock. No dividends have been declared or paid on the preferred stock since issuance; while the cumulative dividends on the preferred stock are not accrued for financial statement purposes, such dividends decrease the net income or increase the net loss, attributable to common stockholders for purposes of computing income or loss per share.

INCOME TAXES

The Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109. Deferred tax assets of $21,399,000 are available to the Company to offset future taxable income. Management will re-evaluate the need for the valuation reserve in future periods. The Company is not expected to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized. The benefit recorded in the three months ended March 29, 2003 relates to a state tax refund received from filing amended returns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 27, 2004, the Company had negative working capital of $4,196,000, compared to $4,882,000 of negative working capital at December 31, 2003. The change in working capital is primarily due to a $699,000 reduction in accounts payable reflecting more prompt payments to vendors and a $142,000 decrease in accrued expenses, offset by a $293,000 increase in the current maturities of debt.

For the three months ended March 27, 2004, cash provided by operating activities was $334,000 compared to cash provided by operating activities of $1,414,000 for the three months ended March 29, 2003. The decrease in cash provided by operating activities from 2003 to 2004 was primarily due to a decrease in accounts receivable of $1,194,000 during the first three months of 2003 compared to an increase of $570,000 during the first three months of 2004. This was offset by a decrease in inventory of $1,038,000 during the first three months of 2003 compared to a decrease of $569,000 during the first three months of 2004.

Cash used in investing activities of $120,000 during the three months ended March 27, 2004 consisted of purchases of manufacturing tooling and equipment of $84,000 and computer hardware and infrastructure of $36,000. Cash used in investing activities of $554,000 during the three months ended March 29, 2003 primarily consisted of purchases of equipment and tooling for the manufacturing of new products and improvements to the Company’s computer network.

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

The Company is actively exploring its ability to refinance the $11,000,000 Hilco loan during 2004 with a mortgage loan with a lower effective cost. There is no assurance that the Company will be able to effectuate such a refinancing of the Hilco loan.

At March 27, 2004, $15,300,000 in term loans and $10,342,000 in working capital loans were outstanding under the Company’s CIT and Hilco Financing Agreements. Availability under the revolving loan fluctuates daily. At March 27, 2004, there was $2,894,000 in unused availability under the revolving loan.

The Company is also indebted on an industrial revenue bond which had a principal balance of $1,600,000 at March 27, 2004. This bond is supported by a letter of credit, the collateral for which has been provided by the Company’s principal stockholder, UM Holdings Ltd. (“UM”).

As part of the July 2003 refinancing, $4,900,000 of subordinated notes held by UM (related party loans) were cancelled and converted into 32,886 shares of a newly-created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). The Preferred Stock issued to UM accrues cumulative dividends at the rate of 10% per annum on the original issuance price ($4,900,000), has a liquidation preference equal to its original issuance price plus any accrued but unpaid dividends, and is convertible from and after June 30, 2004 into 3,288,600 shares of common stock. UM also provided, as part of the refinancing, additional collateral support of $3,100,000 in the form of a guarantee of certain letters of credit (including $1,600,000 for the industrial revenue bond mentioned above). If UM suffers a loss with respect to this collateral support, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock.

On March 31, 2004, the Company, as required in connection with its appeal of the judgment in the litigation, Kirila, et al v. Cybex International, Inc., et al, posted a letter of credit in the amount of $2,945,722. The collateral to support this letter of credit was provided by UM. The Company will be required to reimburse UM for any loss it suffers with respect to this collateral support. No cash payments to the plaintiffs will be required with respect to this judgment until the end of the appeal process, which may take between 12 to 24 months. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, the Company believes that the recorded reserves of $1,740,000 are adequate. The Company also believes it will have adequate liquidity to satisfy this judgment if its appeal is ultimately unsuccessful.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty, lease agreements and purchase obligations as of March 27, 2004:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt	$27,242,000	$12,554,000	$14,288,000	$400,000	$—
Royalty agreement	3,200,000	440,000	720,000	720,000	1,320,000
Capital lease obligations	1,063,000	441,000	488,000	134,000	—
Operating lease commitments	502,000	281,000	214,000	7,000	—
Purchase obligations	13,901,000	9,999,000	2,102,000	800,000	1,000,000

Total	$45,908,000	$23,715,000	$17,812,000	$2,061,000	$2,320,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At March 27, 2004, the maximum contingent liability under all recourse provisions was approximately $4,706,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at March 27, 2004 and December 31, 2003. Prior to 2001, the Company entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity.

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

Valuation of deferred tax assets. At March 27, 2004, there is a valuation allowance of $21,399,000 against the carrying value of its deferred income tax assets. Approximately $57,835,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 2003 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to insure that information required to be disclosed by the Company (including its consolidated subsidiaries) in its periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Kirila et al v. Cybex International, Inc. et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings. At March 31, 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict in this proceeding. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex has filed an appeal of this judgment, including the posting of the required letter of credit, which it intends to vigorously pursue.

Hot New Products v. Cybex International, Inc. et al See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings.

Free Motion Fitness v. Cybex International, Inc. See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings.

Colassi v. Cybex International, Inc. See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 31.1 – Certification of Chief Executive Officer

         Exhibit 31.2 – Certification of Chief Financial Officer

         Exhibit 32.1 – Statement of Chief Executive Officer

         Exhibit 32.2 – Statement of Chief Financial Officer

(b) Reports on Form 8-K The following Current Report on Form 8-K was filed during the quarter ended March 27, 2004:

The Current Report on Form 8-K dated March 5, 2004 was filed with respect to the Company’s press release reporting on a surcharge to customers in response to increasing steel costs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC.

May 7, 2004	By:	/s/ JOHN AGLIALORO

John Aglialoro Chairman and Chief Executive Officer

May 7, 2004	By:	/s/ ARTHUR W. HICKS, JR.

Arthur W. Hicks, Jr. Chief Financial Officer