Form 10-Q
period 2004-06-26
CYBEX INTERNATIONAL INC
filed 2004-07-27
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 26, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

Yes ☐ No ☒

On July 26, 2004, the Registrant had outstanding 8,868,107 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$24,001	$21,114	$48,311	$41,722
Cost of sales	14,933	13,897	30,159	27,805

Gross profit	9,068	7,217	18,152	13,917
Selling, general and administrative expenses	7,282	6,387	15,053	13,914

Operating income	1,786	830	3,099	3
Interest income	7	8	10	19
Interest expense	(960)	(682)	(1,891)	(1,752)
Other income (expense), net	—	27	—	69

Income (loss) before income taxes	833	183	1,218	(1,661)
Income tax expense (benefit)	—	—	10	(57)

Net income (loss)	833	183	1,208	(1,604)
Preferred stock dividends	(122)	—	(244)	—

Net income (loss) attributable to common stockholders	$711	$183	$964	$(1,604)

Basic net income (loss) per share	$.08	$.02	$.11	$(.18)

Diluted net income (loss) per share	$.08	$.02	$.10	$(.18)

See notes to the condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 26, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$830	$749
Accounts receivable, net of allowance of $1,041 and $982	13,944	13,755
Inventories	8,102	7,910
Prepaid expenses and other	2,622	2,081

Total current assets	25,498	24,495
Property, plant and equipment, net	13,801	14,472
Goodwill	11,247	11,247
Other assets	2,515	3,174

	$53,061	$53,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$9,591	$12,261
Accounts payable	6,825	7,200
Accrued expenses	10,555	9,916

Total current liabilities	26,971	29,377
Long-term debt	15,806	14,825
Other liabilities	3,142	3,168

Total liabilities	45,919	47,370

Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $1.00 par value, 100 shares authorized, 33 shares issued (liquidation value of $5,388 at June 26, 2004)	4,900	4,900
Common stock, $.10 par value, 20,000 shares authorized, 9,077 shares issued	907	907
Additional paid-in capital	45,960	45,960
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(42,086)	(43,294)
Accumulated other comprehensive loss	(288)	(204)

Total stockholders’ equity	7,142	6,018

	$53,061	$53,388

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 26, 2004	June 28, 2003
OPERATING ACTIVITIES:
Net income (loss)	$1,208	$(1,604)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,812	1,909
Amortization of deferred financing costs	421	298
Provision for doubtful accounts	212	134
Net change in other operating assets and liabilities	(555)	(807)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,098	(70)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,071)	(628)

NET CASH USED IN INVESTING ACTIVITIES	(1,071)	(628)

FINANCING ACTIVITIES:
Repayments of term loans	(1,100)	(1,459)
Repayments of revolving loans	(589)	(1,077)
Deferred refinancing costs	(8)	(284)
Proceeds from related party loans	—	3,900
Principal payments on capital leases	(249)	(156)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,946)	924

INCREASE IN CASH AND CASH EQUIVALENTS	81	226
CASH AND CASH EQUIVALENTS, beginning of period	749	216

CASH AND CASH EQUIVALENTS, end of period	$830	$442

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2003, this Report on Form 10-Q, its Current Reports on Form 8-K, and its proxy statement dated March 29, 2004.

NOTE 2 — ACCOUNTING FOR GUARANTEES

From time to time, the Company, through Cybex Capital Corporation, a wholly-owned subsidiary, arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment, as well as other equipment sold by third parties. While most of these financings are without recourse, in certain cases the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At June 26, 2004, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,800,000. A reserve for estimated losses under recourse provisions of $82,000 has been recorded based on historical and industry experience and is included in accrued expenses at June 26, 2004. At June 26, 2004, in accordance with Interpretation No. 45 (FIN45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company also has a net liability of $76,000 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is being reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events which are subject to change. The following table sets forth the change in the liability for product warranties during the six months ended June 26, 2004:

Balance as of January 1, 2004	$1,759,000
Payments made under warranty	(930,000)
Accrual for product warranties issued	1,239,000

Balance as of June 26, 2004	$2,068,000

NOTE 3 — STOCK-BASED COMPENSATION

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are incorporated below. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net income (loss) and income (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures for its stock option plans in accordance with the provisions of SFAS No. 123 and SFAS No. 148.

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income (loss) attributable to common stockholders	$711,000	$183,000	$964,000	$(1,604,000)
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(25,000)	(27,000)	(49,000)	(53,000)

Pro forma net income (loss) attributable to common stockholders	$686,000	$(156,000)	$915,000	$(1,657,000)

Basic net income (loss) per share:
As reported	$.08	$.02	$.11	$(.18)

Pro forma	$.08	$.02	$.10	$(.19)

Diluted net income (loss) per share:
As reported	$.08	$.02	$.10	$(.18)

Pro forma	$.08	$.02	$.10	$(.18)

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	June 26, 2004	December 31, 2003
Raw materials	$4,015,000	$3,937,000
Work in process	2,054,000	1,963,000
Finished goods	2,033,000	2,010,000

	$8,102,000	$7,910,000

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 26, 2004	December 31, 2003
Working capital loans	$9,247,000	$9,836,000
Bank term loans	14,950,000	15,650,000
Industrial development revenue bond	1,200,000	1,600,000

	25,397,000	27,086,000
Less – current portion	(9,591,000)	(12,261,000)

	$15,806,000	$14,825,000

On July 16, 2003, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (the “CIT Financing Agreement”) and a financing agreement with Hilco Capital LP (“Hilco”) (the “Hilco Financing Agreement”). The CIT Financing Agreement provided for term loans of $5,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The Hilco Financing Agreement provided for a mortgage loan of $11,000,000. Both the CIT loans and the Hilco loan were secured by substantially all of the assets of the Company plus a letter of credit of $1,500,000. The proceeds of the CIT and Hilco Financing Agreements were used to repay, in full, all outstanding borrowings under a prior bank agreement. At June 26, 2004, the unused availability under the working capital loan was $4,517,000.

On July 13, 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of the CIT Financing Agreement (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provides for a $13,000,000 term loan (the “GMAC Loan”), the proceeds of which were used to retire in full the $11,000,000 term loan under the Hilco Financing Agreement, repay a $1,600,000 term loan from CIT and pay $400,000 of financing costs. The CIT Amended Financing Agreement provides for a term loan of $4,000,000 and continues the working capital revolving loans with the same maximum limitation. The GMAC Loan is secured by the Company’s real estate, fixtures and equipment, and matures on August 1, 2009. The CIT loans are secured by substantially all other assets of the Company and mature on June 29, 2007. The classification of debt at June 26, 2004 between long-term and current is based on the new financing agreements. The unamortized balance of the deferred financing costs of approximately $340,000 related to the extinguished debt will be expensed in the third quarter of 2004.

The CIT loans currently bear interest at rates ranging between LIBOR plus 2.5% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid (4.25% at June 26, 2004), except for (a) prior to July 13, 2004, a $3,000,000 term loan, which bore interest at the prime rate plus 5%, with a minimum rate of 10% (10% at June 26, 2004) and (b) after July 13, 2004, the $4,000,000 term loan which bears interest at the prime rate plus 3%, with a minimum of 7%. The $4,000,000 CIT term loan is due in equal quarterly principal installments of $250,000, with the balance of $1,250,000 due at maturity on June 29, 2007. Interest is payable monthly. The GMAC Loan bears interest, payable monthly, at LIBOR plus 5% or the prime rate plus 2%. The GMAC Loan is due in equal monthly payments of $94,000 with the balance of $7,394,000 due at maturity on August 1, 2009. The Hilco loan bore interest at the prime rate plus 11.5% (15.5% at June 26, 2004), with a minimum of 15.5%. The prime rate was 4% and LIBOR was 1.4% at June 26, 2004.

The GMAC Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Credit Agreement each contains a cross default provision to the other.

Pursuant to the CIT Financing Agreement, the Company issued a warrant to CIT to purchase 176,619 shares of common stock, at an exercise price of $1.35 per share. Pursuant to the Hilco Financing Agreement, the Company issued a warrant to Hilco to purchase 189,640 shares of common stock, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and had a fair value of $41,427 and $226,309, respectively, at the date of grant. These amounts were recorded as deferred financing costs in 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%.

During 2002 and 2003, UM Holdings Ltd. (“UM”), a principal stockholder of the Company, lent to the Company, on a subordinated basis, $4,900,000 which bore interest at 10% and was to mature on January 1, 2004. As part of the 2003 refinancing of the Company’s prior bank facility, on July 16, 2003, $4,900,000 of subordinated notes held by UM were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). Holders of Preferred Stock are entitled to receive dividends of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. Such dividends are cumulative so that if dividends with respect to any period at the aforesaid rate shall not have been paid or declared and set apart for the Preferred Stock, the deficiency shall be fully paid and set apart before any dividends shall be paid or declared or set apart for the Common Stock or any junior series of Preferred Stock. Holders of Preferred Stock shall not be entitled to vote, except when a provision of law expressly confers a right to vote on a particular matter or when the Company wishes to alter or change any of the powers, preferences, privileges, or rights of the Preferred Stock, in which case, approval, by vote, of holders of at least 66-2/3% of the outstanding shares of the Preferred Stock needs to be obtained. Each share of Preferred Stock is convertible into common stock at the option of the holder at a conversion ratio of 100 shares of common stock for each share of Preferred Stock. Upon conversion of the Preferred Stock, all accrued but unpaid dividends are payable in cash or, at the option of the Company, in shares of Common Stock. The liquidation preference is equal to the original issuance price of the Preferred Stock plus any accrued but unpaid dividends. The Preferred Stock is subject to mandatory redemption upon the sale of the Company. The Company has the right to redeem the Preferred Stock at any time after June 30, 2008. The redemption price of the Preferred Stock is equal to the original issuance price plus any accrued but unpaid dividends. The right of holders to receive any cash payments with respect to the Preferred Stock (whether as a dividend, a liquidation, redemption payment, or otherwise) is junior and subordinate to the payment of the Company’s Senior Debt (as defined).

As part of the CIT and Hilco Financing Agreements, UM provided additional collateral of $3,100,000 in the form of a guarantee of certain letters of credit, which has subsequently been reduced to $1,200,000. In the event that UM suffers a loss with respect to this collateral, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock. UM has also provided the collateral to support the required $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 7). The Company will be required to reimburse UM if it suffers a loss with respect to this collateral.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bonds bear interest at a rate that resets weekly (1.12% at June 26, 2004) with interest payable monthly and principal payable annually through May 2007. A letter of credit of $1,200,000 (included in the amount stated above) is outstanding for the benefit of the bondholders to guarantee principal and interest payments. The collateral for this letter of credit has been provided by UM.

NOTE 6 — NET INCOME (LOSS) PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Shares used in computing basic net income (loss) per share	8,868,000	8,831,000	8,868,000	8,831,000
Dilutive effect of options and warrants	595,000	28,000	530,000	—

Shares used in computing diluted net income (loss) per share	9,463,000	8,859,000	9,398,000	8,831,000

For the three and six months ended June 26, 2004, options to purchase 63,000 and 68,000 shares, respectively, of the Company’s common stock at exercise prices ranging from $4.06 to $11.75 and $3.00 to $11.75 per share, respectively, were outstanding but were not included in the calculation of diluted net income per share since the result would be anti-dilutive. For the three and six months ended June 28, 2003, options to purchase 326,000 and 340,000 shares, respectively, of the Company’s common stock at exercise prices ranging from $1.50 to $11.75 and $1.30 to $11.75 per share, respectively, were outstanding but were not included in the calculation of diluted net income (loss) per share since the result would be anti-dilutive.

NOTE 7 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. At June 26, 2004, a reserve of $1,980,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred.

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

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owed certain incentive compensation payments and rent, plus interest. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty for $48,750, on the claims related to lease issues. Such amount represented the approximate $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002.

On March 31, 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex has filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 5). Cybex intends to vigorously pursue this appeal. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, the Company believes that the recorded reserves of $1,740,000 are adequate.

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

Immediately prior to trial, the plaintiff dismissed their State claim and elected to proceed to trial only on the Federal claim. On January 29, 2004 the jury returned a verdict in favor of Cybex. On February 13, 2004, the plaintiff filed a motion for a new trial. The Court held a hearing on the plaintiff’s motion on March 31, 2004 and no decision has yet been reached by the Court in this matter. The Company intends to vigorously defend itself in this matter.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff seeks injunctive relief and monetary damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and has asserted counterclaims. In October 2003, the Court held a preliminary hearing regarding the scope of the claims in this matter. In early March 2004, the Court issued its ruling regarding the construction of claims in this matter. The Company argued its motion for summary judgment based on the Court’s construction of claims on June 15, 2004 and awaits a decision from the Court. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT 360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which the Company believes could invalidate the Free Motion Fitness patent and has also filed a counterclaim against Free Motion Fitness seeking damages. On September 27, 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. Since that time, additional summary judgment motions have been filed by Cybex, Free Motion Fitness and Nautilus Group. On December 31, 2003, the Court issued its Memorandum Opinion and Order regarding the various summary judgment motions of Cybex, Free Motion and Nautilus. In its opinion, the Court denied Free Motion’s summary judgment request, granted Cybex’s motion for summary judgment with regard to literal infringement but denied Cybex’s motion for summary judgment under the doctrine of equivalents, and granted Nautilus’ summary judgment request on literal infringement. On February 4, 2004, the Company filed a motion with the Court for complete summary judgment of nonfringement literally and under the doctrine of equivalents. On March 31, 2004, the Court denied Free Motion Fitness’ motion for reconsideration of its earlier judgment granting of summary judgment as to literal infringement. On that same date the Court also denied the Company’s motion for summary judgment on the issue of literal infringement pending oral arguments on the matter. A hearing and oral arguments were held on May 7, 2004, at which time the Court ruled in favor of the Company’s motion for summary judgment. The Court has not yet issued its order on this ruling.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the ability of the Company to comply with the terms of its credit facilities and uncertainties relating to the implementation of the Company’s restructuring plan. Further information on these and other factors which could affect the Company’s financial results can be found in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K, including Part I thereof, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated March 29, 2004.

OVERVIEW

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a leading manufacturer of exercise equipment and develops, manufactures and markets premium performance, professional quality strength and cardiovascular fitness equipment products for the commercial and, to a lessor extent, the consumer markets. Cybex is comprised of three formerly independent companies, Cybex, Trotter Inc. (“Trotter”) and Tectrix Fitness Equipment, Inc. (“Tectrix”).

RESULTS OF OPERATIONS

NET SALES

Cybex’s net sales increased $2,887,000, or 14%, to $24,001,000 for the second quarter ended June 26, 2004 from $21,114,000 for the second quarter ended June 28, 2003. For the six months ended June 26, 2004, net sales increased $6,589,000, or 16%, to $48,311,000 from $41,722,000 for the same period in 2003. For the second quarter of 2004, sales of cardiovascular products increased $2,091,000, or 22%, to $11,745,000 and sales of strength products increased $829,000, or 9%, to $9,758,000. For the six months ended June 26, 2004, sales of cardiovascular products increased $4,335,000, or 24%, to $22,412,000 and sales of strength products increased $2,248,000, or 12%, to $20,600,000. The increase of cardiovascular products was predominately driven by an increase in ArcTrainer and treadmill sales. The sales increase of strength products was largely attributable to increased selectorized equipment sales. Freight, parts and other revenue decreased $33,000, or 1%, to $2,498,000 in the second quarter of 2004 and increased $6,000 or 0%, to $5,299,000 for the six months ended June 26, 2004.

GROSS MARGIN

Gross margin increased to 37.8% in the second quarter of 2004 from 34.2% in the prior year second quarter predominantly due to lower warranty costs (1.3%), overhead absorption from higher volume (.6%) and an overall combination of material cost reduction and labor efficiencies due to new manufacturing equipment and better management of selling prices (1.7%), net of the increase in steel prices described below.

Gross margin for the six months ended June 26, 2004 increased to 37.6% from 33.4% for the same period in 2003 predominantly due to overhead absorption from higher volume (1.2%), improved freight management (.7%), lower warranty costs (.3%) and overall efficiencies and better management of selling prices (2.0%), net of the increase in steel prices described below.

During 2004, the Company has experienced increases in the price of steel, a major component of the Company’s products. In response to these price increases, the Company instituted, effective for sales orders received on or after April 1, 2004, a surcharge to customers, which currently equals 5% of the price of its products. This surcharge will end August 1, 2004, replaced by selected price increases. The negative impact on gross margins of the steel price increases, after taking into account the effect of the surcharge, was 1.8% and 1.2%, respectively, for the quarter and six months ended June 26, 2004. The Company expects that gross margins will continue to be negatively impacted by steel prices for at least the balance of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $895,000, or 14%, to $7,282,000 in the second quarter of 2004 compared to $6,387,000 in the second quarter of 2003, predominantly due to an increase in the direct sales force in the latter part of 2003 ($144,000), increased sales and marketing expenses ($326,000), increased bad debt and leasing costs ($239,000) and an increase in product development costs ($110,000). For the six months ended June 26, 2004, selling, general and administrative expenses increased by $1,139,000, or 8%, predominantly due to an increase in the direct sales force in the latter part of 2003 ($406,000), increased sales and marketing expenses ($315,000), increased bad debt and leasing costs ($344,000) and an increase in product development costs ($239,000).

INTEREST AND OTHER INCOME

Net interest and other income increased by $306,000 in the second quarter of 2004. For the six months ended June 26, 2004, net interest and other income increased by $217,000. The increase in 2004 was due to a higher interest rate on the Hilco term loan, higher amortization of deferred financing costs and overall higher revolver balances.

The July 2004 refinancing, discussed in Financial Condition, Liquidity and Capital Resources below, will result in annualized interest savings of approximately $1,000,000 which will be offset in the third quarter 2004 by the charge to expense of approximately $340,000 for deferred financing costs associated with the retired credit facility.

INCOME TAXES

In a prior year, the Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109. As of December 31, 2003, deferred tax assets of approximately $21,399,000 are available to the Company to offset future taxable income. Management will re-evaluate the need for the valuation reserve in future periods. The Company does not expect to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized. The amounts recorded in the six months ended June 26, 2004 and June 28, 2003 relate to state taxes, primarily from filing amended returns.

PREFERRED STOCK DIVIDENDS

The holders of the Company’s Convertible Cumulative Preferred Stock, issued in July 2003, are entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. To the extent dividends at this rate are not paid with respect to a period, the arrearage accumulates and must be paid before any dividends or liquidating distributions are paid on the common stock. No dividends have been declared or paid on the preferred stock since their issuance; while the cumulative dividends on the preferred stock are not accrued for financial statement purposes, such dividends decrease the net income or increase the net loss attributable to common stockholders for purposes of computing income or loss per share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 26, 2004, the Company had negative working capital of $1,473,000 compared to $4,882,000 of negative working capital at December 31, 2003. The change in working capital is primarily due to a $2,670,000 decrease in the current maturities of debt, mostly resulting from a reclassification of debt due to the July 2004 refinancing discussed below.

For the six months ended June 26, 2004, the Company generated $3,098,000 of cash from operating activities compared to using $70,000 for the six months ended June 28, 2003. The increase in cash provided by operating activities is primarily due to the increase of $2,812,000 in net income for the six months ended June 26, 2004 compared to the same period in 2003.

Cash used in investing activities of $1,071,000 during the six months ended June 26, 2004 consisted of purchases of manufacturing tooling and equipment of $870,000, primarily for new product development, and computer hardware and infrastructure of $201,000. Cash used in investing activities of $628,000 during the six months ended June 28, 2003 primarily consisted of purchases of equipment and tooling for the manufacturing of new products and improvements to the Company’s computer network.

On July 13, 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of its 2003 financing agreement with CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provides for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan from Hilco Capital, repay a $1,600,000 term loan from CIT and pay $400,000 of financing costs. The CIT Amended Financing Agreement provides for a term loan of $4,000,000 and continues working capital revolving loans that provide for up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The GMAC loan is secured by the Company’s real estate, fixtures and equipment, and matures on August 1, 2009. The CIT loans are secured by substantially all other assets of the Company and mature on June 29, 2007.

At June 26, 2004, there was outstanding $9,247,000 in working capital loans and $14,950,000 of term loans. Availability under the revolving loan fluctuates daily. At June 26, 2004, there was $4,517,000 in unused availability under the revolving loan.

The Company is also indebted on an industrial revenue bond which had a principal balance of $1,200,000 at June 26, 2004. This bond is supported by a letter of credit, the collateral for which has been provided by the Company’s principal stockholder, UM Holdings Ltd. (“UM”).

As part of the Company’s 2003 refinancing, $4,900,000 of subordinated notes held by UM (related party loans) were cancelled and converted into 32,886 shares of a newly-created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). The Preferred Stock issued to UM accrues cumulative dividends at the rate of 10% per annum on the original issuance price ($4,900,000), has a liquidation preference equal to its original issuance price plus any accrued but unpaid dividends, and is convertible into 3,288,600 shares of common stock. UM also provided, as part of the 2003 refinancing, additional collateral support of certain letters of credit, of which a letter of credit for $1,200,000 remains outstanding. If UM suffers a loss with respect to this collateral support, the Company’s reimbursement obligation will be satisfied by issuance of additional shares of Preferred Stock.

The Company, as required in connection with its appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al, has posted a letter of credit in the amount of $2,945,722. The collateral to support this letter of credit has been provided by UM. The Company will be required to reimburse UM for any loss it suffers with respect to this collateral support. No cash payments to the plaintiffs will be required with respect to this judgment until the end of the appeal process, which may take between 12 to 24 months of the date of the judgment (March 31, 2004). The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, the Company believes that the recorded reserves of $1,740,000 are adequate. The Company also believes it will have adequate liquidity to satisfy this judgment if its appeal is ultimately unsuccessful.

The Company relies upon cash flows from its operations and borrowings under its credit facilities to fund its working capital and capital expenditure requirements. A decline in sales or margins or a failure to remain in compliance with the terms of its credit facilities could result in the Company having insufficient funds for such purposes. Management believes that the Company’s cash flows and the availability under its credit facilities are sufficient to fund its general working capital and capital expenditure needs.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements as of June 26, 2004 (as adjusted for the July 13, 2004 refinancing):

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$25,397,000	$9,591,000	$5,917,000	$2,667,000	$7,222,000
Royalty agreement	3,110,000	440,000	720,000	720,000	1,230,000
Capital lease obligations	1,213,000	486,000	588,000	139,000	—
Operating lease commitments	413,000	241,000	166,000	6,000	—
Purchase obligations	13,664,000	9,521,000	2,343,000	800,000	1,000,000

TOTAL	$43,797,000	$20,279,000	$9,734,000	$4,332,000	$9,452,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At June 26, 2004, the maximum contingent liability under all recourse provisions was approximately $4,800,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at June 26, 2004 and December 31, 2003. Prior to 2001, the Company entered into agreements, generally subject to limited recourse, to sell lease receivables to financial institutions in a two-step process through a bankruptcy-remote entity.

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

Valuation of deferred tax assets. At June 26, 2004, there is a valuation allowance of $21,399,000 against the carrying value of the Company’s deferred income tax assets. Approximately $57,835,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company’s net deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure within the December 31, 2003 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in its periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Kirila et al v. Cybex International, Inc., et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 and Part 2 Item 1 of the Company’s Report on Form 10-Q for the period ended March 27, 2004 for a description of these proceedings.

Hot New Products v. Cybex International, Inc., et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings.

Creighton et al v. Cybex International, Inc., et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings.

Free Motion Fitness v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings.

Colassi v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on form 10-K for the year ended December 31, 2003 for a description of these proceedings.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 27, 2004. At the meeting, action was taken on the following matters:

1.	James H. Carll, Arthur W. Hicks, Jr., and Harvey Morgan were re-elected as directors of the Company. The terms of office of John Aglialoro, Jerry Lee, Joan Carter, and Alan Weingarten continued after the meeting.

2.	The right of holders of Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”) to convert shares of the Preferred Stock into shares of the Company’s Common Stock was approved.

The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

	Shares Voted For	Shares Voted Against	Shares Withheld	Abstention/ Broker Non-Votes
1. Election of Directors:
James H. Carll	7,877,332	—	506,997	—
Arthur W. Hicks, Jr.	7,891,532	—	492,797	—
Harvey Morgan	7,943,732	—	440,597	—

2. Preferred Stock Convertibility Feature	5,626,228	446,341	—	2,311,760

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1 – Reimbursement Agreement dated as of April 28, 2004 between the registrant and UM Holdings Ltd.

Exhibit 10.2 – First Amendment to Financing Agreement dated as of May 4, 2004 between the registrant and Hilco Capital LP.

Exhibit 10.3 – First Amendment to Financing Agreement dated as of May 4, 2004 between the registrant and CIT Group/Business Credit, Inc.

Exhibit 31.1 – Certification of Chief Executive Officer.

Exhibit 31.2 – Certification of Chief Financial Officer.

Exhibit 32.1 – Statement of Chief Executive Officer.

Exhibit 32.2 – Statement of Chief Financial Officer.

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the quarter ended June 26, 2004:

The Current Report on Form 8-K dated April 14, 2004, with respect to the Company’s press release reporting on the judgment entered against it in the litigation, Kirila, et al v. Cybex International, Inc. et al.

The Current Report on Form 8-K dated June 1, 2004, with respect to the Company’s press release reporting on its corporate-focused presentations from June 1, 2004 through June 10, 2004.

The Current Report on Form 8-K dated June 24, 2004, with respect to the Company’s press release reporting on the receipt of a commitment for a new term loan facility of up to $13 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
July 27, 2004		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
July 27, 2004		Arthur W. Hicks, Jr. Chief Financial Officer