Form 10-Q
period 2004-09-25
CYBEX INTERNATIONAL INC
filed 2004-11-04
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004.

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

On November 2, 2004, the Registrant had outstanding 15,055,934 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales	$24,909	$21,886	$73,220	$63,608
Cost of sales	16,285	14,877	46,444	42,682

Gross profit	8,624	7,009	26,776	20,926

Selling, general and administrative expenses	7,178	7,000	22,231	20,914

Operating income	1,446	9	4,545	12

Interest expense, net	(667)	(936)	(2,548)	(2,669)
Other income (expense), net	(340)	(20)	(340)	49

Income (loss) before income taxes	439	(947)	1,657	(2,608)
Income tax expense (benefit)	29	6	39	(51)

Net income (loss)	410	(953)	1,618	(2,557)

Preferred stock dividends	(32)	(122)	(276)	(122)

Net income (loss) attributable to common stockholders	$378	$(1,075)	$1,342	$(2,679)

Basic net income (loss) per share	$.03	$(.12)	$.13	$(.30)

Diluted net income (loss) per share	$.03	$(.12)	$.12	$(.30)

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 25, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$593	$749
Accounts receivable, net of allowance of $1,052 and $982	14,431	13,755
Inventories	8,624	7,910
Prepaid expenses and other	2,526	2,081

Total current assets	26,174	24,495
Property, plant and equipment, net	13,373	14,472
Goodwill	11,247	11,247
Other assets	1,861	3,174

	$52,655	$53,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7,450	$12,261
Accounts payable	5,904	7,200
Accrued expenses	9,720	9,916

Total current liabilities	23,074	29,377
Long-term debt	12,172	14,825
Other liabilities	3,160	3,168

Total liabilities	38,406	47,370

Contingencies (Note 8)
Stockholders’ Equity:
Common stock, $.10 par value, 20,000 shares authorized, 15,012 and 9,077 shares issued	1,501	907
Preferred stock, $1.00 par value, 100 shares authorized, zero and 33 shares issued	—	4,900
Additional paid-in capital	57,481	45,960
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(42,198)	(43,294)
Accumulated other comprehensive loss	(284)	(204)

Total stockholders’ equity	14,249	6,018

	$52,655	$53,388

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 25, 2004	September 27, 2003
OPERATING ACTIVITIES:
Net income (loss)	$1,618	$(2,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,737	2,808
Amortization of deferred financing costs	887	498
Provision for doubtful accounts	271	128
Net change in other operating assets and liabilities	(2,717)	329

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,796	1,206

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,531)	(790)

NET CASH USED IN INVESTING ACTIVITIES	(1,531)	(790)

FINANCING ACTIVITIES:
Repayments of term loans	(17,144)	(17,459)
Proceeds from issuance of term loans	15,000	16,000
Net borrowings (repayments) under revolving loan	(5,319)	80
Deferred financing costs	(297)	(2,003)
Proceeds from issuance of common stock, net of costs	7,230	—
Proceeds from exercise of stock options	5	—
Dividends paid to related party	(522)	—
Proceeds from related party loans	—	3,900
Principal payments on capital leases	(374)	(240)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,421)	278

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156)	694
CASH AND CASH EQUIVALENTS, beginning of period	749	216

CASH AND CASH EQUIVALENTS, end of period	$593	$910

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2004 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2003, the Company’s Quarterly Reports on Form 10-Q for the periods ended March 27, 2004 and June 26, 2004, its Current Reports on Form 8-K, and its proxy statement dated March 29, 2004.

NOTE 2 — ACCOUNTING FOR GUARANTEES

From time to time, the Company, through Cybex Capital Corporation, a wholly-owned subsidiary, arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment, as well as other equipment sold by third parties. While most of these financings are without recourse, in certain cases the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At September 25, 2004, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,915,000. A reserve for estimated losses under recourse provisions of $84,000 has been recorded based on historical and industry experience and is included in accrued expenses at September 25, 2004. At September 25, 2004, in accordance with Interpretation No. 45 (FIN45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company also has a net liability of $77,000 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is being reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events which are subject to change. The following table sets forth the change in the liability for product warranties during the nine months ended September 25, 2004:

Balance as of January 1, 2004	$1,759,000
Payments made under warranty	(1,457,000)
Accrual for product warranties issued	1,780,000

Balance as of September 25, 2004	$2,082,000

NOTE 3 –STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income (loss) attributable to common stockholders	$378,000	$(1,075,000)	$1,342,000	$(2,679,000)
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(27,000)	(26,000)	(75,000)	(79,000)

Pro forma net income (loss) attributable to common stockholders	$351,000	$(1,101,000)	$1,267,000	$(2,758,000)

Basic net income (loss) per share:
As reported	$.03	$(.12)	$.13	$(.30)

Pro forma	$.03	$(.12)	$.13	$(.31)

Diluted net income (loss) per share:
As reported	$.03	$(.12)	$.12	$(.30)

Pro forma	$.03	$(.12)	$.12	$(.31)

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	September 25, 2004	December 31, 2003
Raw materials	$4,066,000	$3,937,000
Work in process	2,135,000	1,963,000
Finished goods	2,423,000	2,010,000

	$8,624,000	$7,910,000

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 25, 2004	December 31, 2003
Working capital loans	$4,517,000	$9,836,000
Bank term loans	13,905,000	15,650,000
Industrial development revenue bond	1,200,000	1,600,000

	19,622,000	27,086,000
Less – current portion	(7,450,000)	(12,261,000)

	$12,172,000	$14,825,000

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

On July 13, 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of the CIT Financing Agreement (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provides for a $13,000,000 term loan (the “GMAC Loan”), the proceeds of which were used to retire in full the $11,000,000 term loan under the Hilco Financing Agreement, repay a $1,600,000 term loan from CIT and pay $400,000 of financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was expensed in the third quarter of 2004 upon the repayment of the Hilco loan. The Company prepaid $3,000,000 of the GMAC Loan in September 2004.

The CIT Amended Financing Agreement provides for a term loan of $4,000,000 and continues the working capital revolving loans with the same maximum limitation. At September 25, 2004, the unused availability under the working capital loan was $9,483,000. The GMAC Loan is secured by the Company’s real estate, fixtures and equipment, and matures on August 1, 2009. The CIT loans are secured by substantially all other assets of the Company and mature on June 29, 2007.

The CIT loans currently bear interest at rates ranging between LIBOR plus 2.5% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid (4.75% at September 25, 2004), except for (a) prior to July 13, 2004, a $3,000,000 term loan, which bore interest at the prime rate plus 5%, with a minimum rate of 10% (10% at June 26, 2004) and (b) after July 13, 2004, the $4,000,000 term loan which bears interest at the prime rate plus 3%, with a minimum of 7% (7.75% at September 25, 2004). The $4,000,000 CIT term loan is due in equal quarterly principal installments of $250,000, with the balance of $1,250,000 due at maturity on June 29, 2007. Interest is payable monthly. The GMAC Loan bears interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%). The GMAC Loan is due in equal monthly payments of $61,000 with the balance of $6,361,000 due at maturity on August 1, 2009. The Hilco loan bore interest at the prime rate plus 11.5% (15.5% at June 26, 2004), with a minimum of 15.5%. The prime rate was 4.75% and LIBOR was 1.84% at September 25, 2004.

The GMAC Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of September 25, 2004. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Credit Agreement each contains a cross default provision to the other.

Pursuant to the CIT Financing Agreement, the Company issued, in July 2003, a warrant to CIT to purchase 176,619 shares of common stock, at an exercise price of $1.35 per share. Pursuant to the Hilco Financing Agreement, the Company issued, in July 2003, a warrant to Hilco to purchase 189,640 shares of common stock, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and had a fair value of $41,427 and $226,309, respectively, at the date of grant. These amounts were recorded as deferred financing costs in 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%. The CIT warrant was exercised after the end of the third quarter 2004.

During 2002 and 2003, UM Holdings Ltd. (“UM”), a principal stockholder of the Company, lent to the Company, on a subordinated basis, $4,900,000, which bore interest at 10% and was to mature on January 1, 2004. On July 16, 2003, as part of the 2003 refinancing of the Company’s prior bank facility, $4,900,000 of subordinated notes held by UM were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). On August 2, 2004, UM exercised its right, in accordance with the terms of the Preferred Stock, to convert the outstanding shares of Preferred Stock into 3,288,600 shares of Common Stock. The Preferred Stock accrued cumulative dividends at the rate of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. The Company paid to UM accrued dividends of $522,000 and interest of $353,000 at the time of conversion of the Preferred Stock.

As part of the CIT and Hilco Financing Agreements, UM provided additional collateral of $3,100,000 in the form of a guarantee of certain letters of credit, which as of September 25, 2004 had been reduced to $1,200,000. In the event that UM suffered a loss with respect to this collateral, the Company’s reimbursement obligation was to be satisfied by issuance of additional shares of Preferred Stock. Subsequent to the end of the third quarter of 2004, the last of these letters of credit was retired in full. UM has also provided the collateral to support the required $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 8). The Company will be required to reimburse UM if it suffers a loss with respect to this collateral.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bond bore interest at a rate that reset weekly (1.54% at September 25, 2004) with interest payable monthly and principal payable annually through May 2007. This bond was retired subsequent to the end of the third quarter of 2004 and, accordingly, the entire balance is classified within current maturities of long-term debt at September 25, 2004.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock:

On August 2, 2004, the Company issued 3,288,600 shares of Common Stock upon exercise by the holder of the Company’s Series B Convertible Cumulative Preferred Stock of its right to convert all such outstanding preferred shares into Common Stock.

The Company consummated on August 5, 2004 a private placement to accredited investors of 2,430,000 shares of Common Stock, at a price of $3.30 per share. The net proceeds to the Company in this offering, after commissions and offering expenses, were approximately $7,230,000. Additionally, the Company issued in connection with the private placement to the placement agent and its affiliates warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants become exercisable upon shareholder approval of the same and have a term of five years.

Warrants:

On September 20, 2004, a warrant holder exercised in full its warrant to purchase 335,816 shares of the Common Stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued to the warrant holder 214,000 shares of its Common Stock.

On October 28, 2004, a warrant holder exercised in full its warrant to purchase 176,619 shares of the Common Stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued to the warrant holder 119,302 shares of its Common Stock.

NOTE 7 — NET INCOME (LOSS) PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Shares used in computing basic net income (loss) per share	12,337,000	8,831,000	10,042,000	8,831,000
Dilutive effect of options and warrants	1,072,000	—	699,000	—
Dilutive effect of preferred stock	1,157,000	—	391,000	—

Shares used in computing diluted net income (loss) per share	14,566,000	8,831,000	11,132,000	8,831,000

For purposes of presenting diluted net income per share, the Company assumes the conversion of the convertible preferred stock as of the earliest possible conversion date, which was June 30, 2004. For the three and nine months ended September 25, 2004, options to purchase 63,000 and 73,000 shares, respectively, of the Company’s common stock at exercise prices ranging from $4.06 to $11.75 and $3.70 to $11.75 per share, respectively, were outstanding but were not included in the calculation of diluted net income per share since the result would be anti-dilutive. For the three and nine months ended September 27, 2003, options to purchase 339,000 of the Company’s common stock at exercise prices ranging from $1.30 to $11.75 per share were outstanding but were not included in the calculation of diluted net income (loss) per share since the result would be anti-dilutive.

NOTE 8 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. At September 25, 2004, a reserve of $1,867,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred.

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

On March 31, 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex has filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 5). Cybex intends to vigorously pursue this appeal. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, the Company believes that the recorded reserves of $1,732,000 are adequate.

Hot New Products v. Cybex International, Inc., et al

This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter. Shortly after the termination, plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust complaint in federal court, alleging price discrimination and price and territory conspiracy violations. The State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. On August 14, 2003, the Court issued a ruling dismissing most of the plaintiff’s causes of action as well as all of the counterclaims asserted by Cybex. The Court allowed two of the plaintiff’s claims, one Federal claim and one State claim, to proceed to trial. Trial began on this matter on January 20, 2004. Immediately prior to trial, the plaintiff dismissed their State claim and elected to proceed to trial only on the Federal claim. On January 29, 2004 the jury returned a verdict in favor of Cybex. On February 13, 2004, the plaintiff filed a motion for a new trial, which was denied by the court on September 3, 2004. After plaintiff filed its notice to appeal the jury verdict on October 4, 2004, the parties reached an agreement in principle on October 14, 2004, pursuant to which the Company will pay $45,000 to the plaintiff in exchange for the plaintiff’s dismissal of the lawsuit and release of all claims.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff seeks injunctive relief and monetary damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and has asserted counterclaims. In October 2003, the Court held a preliminary hearing regarding the scope of the claims in this matter. In early March 2004, the Court issued its ruling regarding the construction of claims in this matter. The Company argued its motion for summary judgment based on the Court’s construction of claims on June 15, 2004. On August 3, 2004, the Court clarified its construction of the claims in this matter. The Company subsequently filed a supplemental memorandum in further support of its motion for summary judgment on September 10, 2004, and awaits a decision from the Court on that motion. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT 360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which the Company believes could invalidate the Free Motion Fitness patent and has also filed a counterclaim against Free Motion Fitness seeking damages. On September 27, 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. Since that time, additional summary judgment motions have been filed by Cybex, Free Motion Fitness and Nautilus Group. On December 31, 2003, the Court issued its Memorandum Opinion and Order regarding the various summary judgment motions of Cybex, Free Motion and Nautilus. In its opinion, the Court denied Free Motion’s summary judgment request, granted Cybex’s motion for summary judgment with regard to literal infringement but denied Cybex’s motion for summary judgment under the doctrine of equivalents, and granted Nautilus’ summary judgment request on literal infringement. On February 4, 2004, the Company filed a motion with the Court for complete summary judgment of nonfringement literally and under the doctrine of equivalents. On March 31, 2004, the Court denied Free Motion Fitness’ motion for reconsideration of its earlier judgment granting of summary judgment as to literal infringement. On that same date the Court also denied the Company’s motion for summary judgment on the issue of literal infringement pending oral arguments on the matter. A hearing and oral arguments were held on May 7, 2004, at which time the Court ruled in favor of the Company’s motion for summary judgment. The Court issued its order on that ruling on September 1, 2004 not only dismissing all of the claims of the plaintiff against the Company and Nautilus, but also dismissing the Company’s counterclaims against the plaintiff. On September 27, 2004, the plaintiff filed its notice of appeal. Subsequently, the Court on October 4, 2004, modified its judgment to award the Company $12,400 in costs. The Company has agreed to suspend collection of this judgment from plaintiff pending the resolution of plaintiff’s appeal, provided plaintiff posts a proper bond for the amount of the judgment.

Cybex International, Inc. v. Biosig Instruments, Inc.

On August 24, 2004, the Company commenced a declaratory judgment action in the United States District Court for the District of Massachusetts against Biosig Instruments, Inc., of Canada, seeking a declaration of non-infringement with respect to certain of Biosig’s patents and a declaration that Biosig’s patents are invalid. The Company has since commenced a parallel action in the Federal Court of Canada, seeking the same relief with respect to Biosig’s Canadian patents. In response to the lawsuit in Massachusetts, on August 26, 2004, Biosig commenced an action in the Southern District of New York alleging that the Company had infringed Biosig’s patents and that the Company had breached certain provisions of a confidentiality agreement that the Company entered into with Biosig. The Company has filed a motion to dismiss the Southern District of New York action, or, in the alternative, to transfer it to the District of Massachusetts. If the transfer occurs, counsel expects the lawsuit commenced by Biosig to be consolidated with the lawsuit originally commenced by the Company in Massachusetts. Biosig’s complaint seeks compensatory damages of not less than $5,000,000. The Company intends to vigorously prosecute its affirmative litigation in Massachusetts and defend Biosig’s affirmative litigation in New York. In addition, the Company has placed its third party suppliers of heart rate monitors on notice of its right to seek indemnification from them with regard to the patent infringement claims by Biosig.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, and the ability of the Company to comply with the terms of its credit facilities. Further information on these and other factors which could affect the Company’s financial results can be found in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K, including Part I thereof, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated March 29, 2004.

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

RESULTS OF OPERATIONS

NET SALES

Cybex’s net sales increased $3,023,000, or 14%, to $24,909,000 for the third quarter ended September 25, 2004 from $21,886,000 for the third quarter ended September 27, 2003. For the nine months ended September 25, 2004, net sales increased $9,612,000, or 15%, to $73,220,000 from $63,608,000 compared to the same period in 2003. For the third quarter of 2004, sales of cardiovascular products increased $2,469,000, or 27%, to $11,772,000 and sales of strength products increased $385,000, or 4%, to $10,490,000. For the nine months ended September 25, 2004, sales of cardiovascular products increased $6,805,000, or 25%, to $34,184,000 and sales of strength products increased $2,633,000, or 9%, to $31,090,000. The sales increase of cardiovascular products was predominately driven by an increase in ArcTrainer sales and, for the nine-month period, treadmill sales to a lesser extent. Sales of the ArcTrainer increased 55% in the third quarter and 42% for the nine months ended September 25, 2004 compared to the same periods in 2003. The sales increase of strength products for the quarter related to sales of various types of strength products and for the nine-month period the increase was largely attributable to increased selectorized equipment sales. Freight, parts and other revenue increased $169,000, or 7%, to $2,647,000 in the third quarter of 2004 and increased $174,000 or 2%, to $7,946,000 for the nine months ended September 25, 2004.

GROSS MARGIN

Gross margin increased to 34.6% in the third quarter of 2004 from 32.0% in the prior year third quarter predominantly due to lower warranty costs (1.4%), overhead absorption from higher volume (.8%) and an overall combination of material cost reduction and labor efficiencies due to new manufacturing equipment and better management of selling prices (.4%), net of the increase in steel prices described below.

Gross margin for the nine months ended September 25, 2004 increased to 36.6% from 32.9% for the same period in 2003 predominantly due to overhead absorption from higher volume (1.1%), improved freight management (.5%), lower warranty costs (.7%) and overall efficiencies and better management of selling prices (1.4%), net of the increase in steel prices described below.

The Company throughout 2004 has experienced increases in the price of steel, a major component of the Company’s products. In response to these price increases, the Company instituted, for orders received from April 1, 2004 to August 1, 2004, a surcharge to customers. This surcharge was replaced by selected product price increases in August 2004. The price of steel has continued to be volatile and, in response to further price increases, the Company is evaluating various pricing options to offset such steel cost increases. The negative impact on gross margins from the steel price increases, after taking into account the effect of the surcharges and price increases, was 1.7% and 1.2% for the three and nine months ended September 25, 2004, respectively. The Company expects that gross margins will continue to be negatively impacted by steel prices for at least the balance of the year. Additionally, customer reaction to price increases or surcharges instituted in response to these cost increases could negatively impact net sales for the fourth quarter 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $178,000, or 3%, to $7,178,000 in the third quarter of 2004 compared to $7,000,000 in the third quarter of 2003, predominantly due to increased sales and marketing expenses ($234,000), and an increase in product development costs ($101,000). These increases for the third quarter of 2004 were partially offset by decreased legal costs ($100,000). For the nine months ended September 25, 2004, selling, general and administrative expenses increased by $1,317,000, or 6%, predominantly due to an increase in the direct sales force in the latter part of 2003 ($528,000), increased sales and marketing expenses ($515,000), increased bad debt and leasing costs ($356,000) and an increase in product development costs ($340,000). These increases for the nine months ended September 25, 2004, were partially offset by decreased legal costs ($448,000).

NET INTEREST EXPENSE AND OTHER

Net interest expense and other increased by $51,000 in the third quarter of 2004 compared to the corresponding period of 2003. For the nine months ended September 25, 2004, net interest expense and other income increased by $268,000. The increases in 2004 were due to a higher interest rate on the Hilco term loan (which was outstanding from July 2003 to July 2004) and higher amortization of deferred financing costs (including the expensing of $340,000 of deferred financing costs related to the retirement of the Hilco facility) offset by lower interest rates following the July 2004 refinancing.

The July 2004 refinancing, discussed in Financial Condition, Liquidity and Capital Resources below, is expected to result in annualized interest savings of approximately $1,000,000.

INCOME TAXES

In a prior year, the Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109. As of December 31, 2003, deferred tax assets of approximately $21,399,000 were available to the Company to offset future taxable income. Management will re-evaluate the need for the valuation reserve in future periods. The Company does not expect to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized. The amounts recorded for income tax expense (benefit) for the three and nine months ended September 25, 2004 and September 27, 2003 relate to state taxes.

PREFERRED STOCK DIVIDENDS

The Company’s Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”) was issued in July 2003 and converted by the holder thereof into shares of Common Stock in August 2004. The holder of the Preferred Stock was entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. Such dividends decrease the net income or increase the net loss attributable to common stockholders for purposes of computing income or loss per share. In accordance with the terms of the Preferred Stock, all accrued dividends on the Preferred Stock, in the amount of $522,000, were paid at the time of conversion.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 25, 2004, the Company had working capital of $3,100,000 compared to $4,882,000 of negative working capital at December 31, 2003. The change in working capital is primarily due to a $4,811,000 decrease in the current maturities of debt and a $1,296,000 reduction in accounts payable, primarily resulting from the July 2004 refinancing and the August 2004 common stock private placement discussed below.

For the nine months ended September 25, 2004, the Company generated $2,796,000 of cash from operating activities compared to $1,206,000 for the nine months ended September 27, 2003. The increase in cash provided by operating activities is primarily due to the increase of $4,175,000 in the net income for the nine months ended September 25, 2004 compared to the same period in 2003 offset by a $3,046,000 net change in operating assets and liabilities in the nine months ended September 25, 2004 compared to the corresponding period of 2003, primarily as a result of the decrease in accounts payable from more prompt payment of vendor invoices with available cash from the debt and equity financing transactions and the increase in accounts receivable and inventory during the nine months ended September 25, 2004 resulting from the increase in sales activity.

Cash used in investing activities of $1,531,000 during the nine months ended September 25, 2004 consisted of purchases of manufacturing tooling and equipment of $1,225,000, primarily for new products, and computer hardware and infrastructure of $283,000. Cash used in investing activities of $790,000 during the nine months ended September 27, 2003 relates primarily to manufacturing equipment, equipment and tooling for the manufacturing of new products and improvements to the Company’s computer network. The Company plans capital expenditures in the fourth quarter of 2004 of between $2,000,000 to $2,400,000, predominantly for new manufacturing equipment. The Company intends to seek an additional term loan to fund these expenditures. If such a term loan is not available on acceptable terms to the Company, it will utilize the proceeds from the private placement discussed below.

The Company consummated on August 5, 2004 the private placement of 2,430,000 shares of Common Stock to accredited (primarily institutional) investors. The Company received in the offering net cash proceeds, after commissions and offering expenses, of approximately $7,230,000. Such net cash proceeds have been used to prepay the GMAC term loan discussed below by $3,000,000, retire the Company’s $1,200,000 industrial revenue bond discussed below and pay $875,000 in accrued interest and preferred dividends. The Company anticipates using the balance of the net proceeds to fund capital expenditures and for working capital purposes.

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

At September 25, 2004, there was outstanding $4,517,000 in working capital loans and $13,905,000 of term loans. Availability under the revolving loan fluctuates daily. At September 25, 2004, there was $9,483,000 in unused availability under the revolving loan.

The Company at September 25, 2004 was also indebted on an industrial revenue bond which had a principal balance of $1,200,000. This bond was retired after the end of the third quarter 2004.

As part of the Company’s 2003 refinancing, $4,900,000 of subordinated notes (related party loans) held by the Company’s principal stockholder, UM Holdings Ltd. (“UM”) were cancelled and converted into 32,886 shares of a newly-created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). On August 2, 2004, UM exercised its right to convert the outstanding Preferred Stock into 3,288,600 shares of Common Stock.

The Company, as required in connection with its appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al, has posted a letter of credit in the amount of $2,945,722. The collateral to support this letter of credit has been provided by UM. The Company will be required to reimburse UM for any loss it suffers with respect to this collateral support. No cash payments to the plaintiffs will be required with respect to this judgment until the end of the appeal process, which may take between 12 to 24 months of the date of the judgment (March 31, 2004). The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, the Company believes that the recorded reserves of $1,732,000 are adequate. The Company also believes it will have adequate liquidity to satisfy this judgment if its appeal is ultimately unsuccessful.

The Company relies upon cash flows from its operations and borrowings under its credit facilities to fund its working capital and capital expenditure requirements. A decline in sales or margins or a failure to remain in compliance with the terms of its credit facilities could result in the Company having insufficient funds for such purposes. Management believes that the Company’s cash flows and the availability under its credit facilities are sufficient to fund its general working capital and capital expenditure needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements as of September 25, 2004:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$19,622,000	$7,450,000	$4,467,000	$7,705,000	$—
Royalty agreement	3,020,000	440,000	720,000	720,000	1,140,000
Capital lease obligations	1,274,000	495,000	650,000	129,000	—
Operating lease commitments	332,000	202,000	126,000	4,000	—
Purchase obligations	13,135,000	7,429,000	4,325,000	536,000	845,000

TOTAL	$37,383,000	$16,016,000	$10,288,000	$9,094,000	$1,985,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At September 25, 2004, the maximum contingent liability under all recourse provisions was approximately $4,915,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at September 25, 2004 and December 31, 2003.

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

Valuation of deferred tax assets. At September 25, 2004, there is a valuation allowance of $21,399,000 against the carrying value of the Company’s deferred income tax assets. Approximately $57,835,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company’s net deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from the disclosure within the December 31, 2003 Form 10-K.

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

Hot New Products v. Cybex International, Inc., et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings. The plaintiff’s motion for a new trial in this matter was denied by the Court on September 3, 2004. After plaintiff filed its notice to appeal the jury verdict, the parties reached an agreement in principle on October 14, 2004, pursuant to which the Company will pay $45,000 to the plaintiff in exchange for the plaintiff’s dismissal of the lawsuit and release of all claims.

Creighton et al v. Cybex International, Inc., et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings.

Free Motion Fitness v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2003 for a description of these proceedings. The Court on September 1, 2004 dismissed all of the claims of the plaintiff against the Company and Nautilus, and also dismissed the Company’s counterclaims against the plaintiff. The Court subsequently modified its judgment to award the Company $12,400 in costs. The plaintiff has filed its notice of appeal. The Company has agreed to suspend collection of its judgment pending the resolution of plaintiff’s appeal, provided plaintiff posts a proper bond.

Colassi v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on form 10-K for the year ended December 31, 2003 for a description of these proceedings.

Cybex International, Inc. v. Biosig Instruments, Inc.

On August 24, 2004, the Company commenced a declaratory judgment action in the United States District Court for the District of Massachusetts against Biosig Instruments, Inc., of Canada, seeking a declaration of non-infringement with respect to certain of Biosig’s patents and a declaration that Biosig’s patents are invalid. The Company has since commenced a parallel action in the Federal Court of Canada, seeking the same relief with respect to Biosig’s Canadian patents. In response to the lawsuit in Massachusetts, on August 26, 2004, Biosig commenced an action in the Southern District of New York alleging that the Company had infringed Biosig’s patents and that the Company had breached certain provisions of a confidentiality agreement that the Company entered into with Biosig. Biosig’s complaint seeks compensatory damages of not less than $5,000,000. The Company has filed a motion to dismiss the Southern District of New York action, or, in the alternative, to transfer it to the District of Massachusetts. If the transfer occurs, counsel expects the lawsuit commenced by Biosig to be consolidated with the lawsuit originally commenced by the Company in Massachusetts. The Company intends to vigorously prosecute its affirmative litigation in Massachusetts and defend Biosig’s affirmative litigation in New York.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 2, 2004, UM Holdings Ltd. exercised its right to convert 32,886 shares of the Company’s Series B Convertible Cumulative Preferred Stock into 3,288,600 shares of Common Stock. In issuing the shares of Common Stock, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in that the transaction did not involve a public offering.

On August 5, 2004, the Company sold 2,430,000 shares of its Common Stock in a private placement in which Oppenheimer & Co. served as placement agent. In issuing the shares of Common Stock, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act, in that the transaction did not involve a public offering. The purchasers of the Common Stock and the number of shares acquired by each are as follows:

Purchaser	No. of Shares
Capital Ventures International, Inc.	125,000
Pequot Scout Fund, L.P.	562,480
Pequot Navigator Onshore Fund, L.P.	312,520
Galleon Healthcare Partners, L.P.	33,250
Galleon Healthcare Offshore, Ltd.	266,750
Iroquois Capital, L.P.	250,000
Jon D. Gruber and Linda W. Gruber	25,000
J. Patterson McBaine	25,000
Lagunitas Partners, L.P.	200,000
Gruber & McBaine International	50,000
Frost National Bank FBO US Special Opportunities Trust PLC	290,000
Frost National Bank FBO Renaissance US Growth Investment Trust PLC	145,000
Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc.	145,000

In connection with the private placement, and also on August 5, 2004, the Company issued to the placement agent and its affiliates warrants to purchase an aggregate of 25,000 shares of the Company’s Common Stock. The warrants become exercisable upon shareholder approval of same, have an exercise price (subject to standard anti-dilution provisions) of $0.10 per share, and expire on August 4, 2009. The issuance of the warrants did not involve a public offering and accordingly was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibit 4.1 – Form of Warrant to Purchase Common Stock issued to Oppenheimer & Co. and affiliates, each dated August 5, 2004 and for an aggregate of 25,000 shares.

Exhibit 10.1 – Credit Agreement between the Company and GMAC Commercial Finance, LLC, dated as of July 13, 2004.

Exhibit 10.2 – Second Amendment to Financing Agreement, dated as of July 13, 2004, between the Company and CIT Group/Business Credit, Inc., which Restated Financing Agreement is attached.

Exhibit 10.3 – Management Employment Agreement between the Company and Ray Giannelli. [A portion of this exhibit has been omitted pursuant to a request to the Securities and Exchange Commission for confidential treatment.]

Exhibit 10.4 – Form of Incentive Stock Option Agreement

Exhibit 10.5 – Form of Non-Qualified Stock Option Agreement

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

Cybex International, Inc.

	By:	/s/ John Aglialoro
November 2, 2004		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
November 2, 2004		Arthur W. Hicks, Jr. Chief Financial Officer