Form 10-K
period 2004-12-31
CYBEX INTERNATIONAL INC
filed 2005-03-30
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

June 26, 2004 was $16,443,753.

The number of shares outstanding of the registrant’s classes of common stock, as of March 25, 2005

Common Stock, $.10 Par Value — 15,118,288 shares

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

PART I

ITEM 1.    BUSINESS

General

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and consumer markets. Cybex is comprised of three formerly independent companies: Cybex, Trotter Inc. (“Trotter”) and Tectrix Fitness Equipment, Inc. (“Tectrix”). The Company also has a wholly-owned finance subsidiary, Cybex Capital Corporation (“CCC”), which arranges equipment leases and other financings for the Company’s products, primarily to its commercial domestic customer base. The Company operates in one business segment.

Products

The Company develops, manufactures and markets premium performance, professional quality exercise equipment products for the commercial and consumer markets. These products can generally be grouped into two major categories: cardiovascular products and strength systems.

The Company’s products are of professional quality and are believed to be among the best in the category in which they compete, featuring high performance and durability suitable for utilization in health clubs or by professional athletes. Accordingly, the majority of the Company’s products are premium priced.

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions)

	2004		2003		2002
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Strength systems	$43.6	42%	$41.0	46%	$40.2	49%
Cardiovascular products	48.7	47%	38.7	43%	30.7	38%
Parts	6.3	6%	6.7	7%	6.4	8%
Freight and other sales (1)	4.4	5%	3.8	4%	4.2	5%

	$103.0	100%	$90.2	100%	$81.5	100%

(1) Reflects shipping and handling fees and costs included in customer invoices.

“Eagle”, “Stableflex” and “VR2” are registered trademarks, and “Arc Trainer”, “Cybex Arc Trainer”, “Cyclone”, “FT360”, “MG500”, “Polar”, “Pro+”, “Safety Sentry”, “Sport +”, “Total Body Arc Trainer”, “Trotter Elite” and “VR” are trademarks, of Cybex.

Cardiovascular Products.

The Company’s cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. The Company’s cardiovascular products include treadmills, cross trainers, bikes, and steppers. In addition, the Company plans to introduce during 2005 a new three-dimensional optical tracking and measurement system under the name Trazer. All of the Company’s cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user.

Treadmills. The Company has three treadmill models, the Pro+, Trotter Elite and Sport+. The Trotter Elite is a consumer and light commercial product while the other models are for the commercial market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. All models also include an innovative safety feature known as Safety Sentry which causes the treadmill to stop once it detects inactivity with the user. All treadmills are equipped with contact heart rate monitoring and the Stableflex deck suspension system. The Trotter Elite and Pro+ also include Polar heart rate monitoring capabilities. The Company’s treadmills have list prices ranging from $5,995 to $6,795.

Cross Trainers. The Company introduced its cross trainer, the Cybex Arc Trainer, during 2002. The Arc Trainer is a commercial product designed to provide the club user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance from 0 – 900 Watts to meet the demands ranging from the casual user to the athlete. The control console is based on the Pro+ Treadmill console, facilitating cross-use of these products. The Arc Trainer’s list price is $5,795. In 2004, the Company introduced a complimentary total body version of the Arc Trainer. This product retains all of the functionality of the original Arc Trainer and adds upper body motion to provide for total body training. The Total Body Arc Trainer’s list price is $6,295.

Bikes. In 2004, the Company replaced the 500 and 700 series bike with the Cyclone bike, which is available in both upright and recumbent models. These new bikes feature improved ergonomics and ease of use as well as broad resistance capabilities and multiple resistance modes. The capabilities of these products are designed to allow any users to receive the maximum benefit in minimum time. The console design is based on that of the Arc Trainer and Pro+ treadmill to provide a common method of operation. The list price of the upright bike is $3,195 and the recumbent bike is $3,355.

Steppers. The Company has three stepper models, series 800, 500 and 400. Models 800 and 500 represent products for the commercial market while the model 400 represents a product for the consumer market. All models feature a biomechanically correct design and patented drive technology. The model 800 features an advanced ergonomic handrail design with contact and Polar heart rate monitoring, while a traditional design is used in the models 500 and 400. Each of the models has a console tailored to the type of use. These three products have list prices ranging from $2,625 to $3,395.

Trazer. The Company plans to introduce during 2005 a three-dimensional optical tracking and measurement system. The system will be sold under the trademark Trazer and provides a three-dimensional virtual world simulation that provides exercise and objective measurement in both game-like and real world simulations. Introductory pricing is anticipated to be $6,495.

Strength Training Products.

Strength training equipment provides a physical workout by exercising the musculo-skeletal system. The Company’s strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, modular multi-station units, MG500 multi-gym, the FT360, plate-loaded equipment and free-weight equipment.

Selectorized Equipment. Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

The Company’s selectorized equipment is sold under the trademarks “VR2”, “Eagle” and “VR”. The VR2 and the Eagle represent premium lines. While the VR2 is appropriate for the average user, it also addresses the needs of the advanced user with patented technology which permits the user to target specific training. The Eagle line represents Cybex’s newest premium line and was introduced in 2002 as a twelve piece line and was completed as a twenty piece line in 2003. This line provides the complete scope of use; it is easy to use and also meets the need of the demanding performance-based user with the advanced application of biomechanic principles. The VR represents a value-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. The VR and VR2 featured aesthetic and functional updates in 2003. The Company currently sells approximately 93 selectorized equipment products with list prices between $2,375 and $5,350.

Modular Multi-Station Units. This product line has the advanced design and high performance features of the VR selectorized equipment line while being able to be configured into a multiple station design. The multi-station units begin at $1,705, with pricing depending on configuration.

MG500 Multi-gym. The Company’s multi-gym (MG500) features over 30 biomechanically correct exercises. The multi-gym uses considerably less space than multiple selectorized single station equipment. It contains three weight stacks to meet the needs of the commercial market, especially hotels, corporate fitness centers and other small-scale locations. This product has a list price of ranging from $6,820 to $7,030, depending on options.

FT360. The FT360 is a functional trainer that delivers an unlimited range of movements and exercises using arms that are capable of multiple positioning. This unit targets the personal training and rehabilitation markets and has a $4,395 list price.

Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. There are approximately 21 plate-loaded products, ranging in price from $1,050 to $3,230.

Free-Weight Equipment. The Company also sells free-weight benches and racks and compliments them with OEM supplied dumbbells, barbells and plates. The Company offers approximately 25 items of free-weight equipment with list prices ranging from $300 to $1,630.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Management estimates that consumer sales represent less than 10% of net sales. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and community centers. Sales to one customer, Cutler-Owens International Ltd., an independent authorized dealer, represented 15.9%, 10.7% and 10.0% of the Company’s net sales for 2004, 2003 and 2002, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2004, 2003 or 2002.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.cybexinternational.com). The Company services its products through independent authorized dealers, international distributors, a network of independent service providers and its own service personnel.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 4, 2005, the Company has approximately 75 active dealers in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer.

The domestic sales team includes 21 territory managers or reps, one regional sales director, two people handling U.S. government sales, one national account manager, one business development director, one dealer sales/channel management director, three assistant Vice Presidents and one Vice President.

The national account team focuses on major market segments such as health clubs and gyms, hotels, resorts, the U.S. government and organizations such as YMCAs, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 30 national accounts.

Sales outside of North America accounted for approximately 29%, 28% and 26% of the Company’s net sales for 2004, 2003 and 2002, respectively. The international sales force consists of one Vice President, two regional sales directors, two sales managers and one operations manager. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom and also operates a distribution center in the United Kingdom which serves Cybex operations throughout Europe. Cybex UK has 25 employees. The Company utilizes independent distributors for the balance of its international sales. There are approximately 61 independent distributors in 65 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

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

The Company offers leasing and other financing options for its commercial customers through CCC, its wholly-owned subsidiary. CCC arranges financing for its dealers and direct sale customers through various third party lenders for which CCC receives fees. In addition to generating fee income, management believes that CCC’s activities produce incremental sales of the Company’s products.

Warranties

The various components of the cardiovascular products are warranted for varying periods, generally one to three years for labor and parts. The various components for strength products are warranted for varying periods of time, up to a ten-year warranty with respect to the structural frame. Warranty expense for the years ended December 31, 2004, 2003 and 2002 was $2,512,000, $2,793,000 and $1,224,000, respectively.

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

Important competitive factors include price, product quality and performance, diversity of features, warranties and customer service. The Company follows a policy of premium quality and differentiated features which results in products having suggested retail prices at or above those of its competitors in most cases. The Company currently focuses on the segment of the market which values quality and is willing to pay a premium for products with performance advantages over the competition. Management believes that its reputation for producing products of high quality and dependability with differentiated features constitutes a competitive advantage.

Product Development

Research and development expense for the years ended December 31, 2004, 2003 and 2002 was $2,861,000, $2,449,000 and $2,842,000, respectively. At December 31, 2004, the Company had the equivalent of 25 employees engaged in ongoing research and development programs. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Senior Vice President of Research and Development.

Manufacturing and Supply

The Company maintains two facilities which are vertically integrated manufacturing facilities equipped to perform fabrication, machining, welding, grinding, assembly and finishing of its products. Management believes that its facilities provide the Company with proper control over product quality, cost and delivery time.

The Company manufactures treadmill and bike cardiovascular products in its facility located in Medway, Massachusetts and manufactures the cross trainers and strength equipment in its facility located in Owatonna, Minnesota. Raw materials and purchased components are comprised primarily of steel, aluminum, wooden decks, electric motors, molded or extruded plastics, milled products, circuit boards for computerized controls and upholstery. These materials are assembled, fabricated, machined, welded, powder coated and upholstered to create finished products.

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

Patents and Trademarks

The Company owns, licenses or has applied for various patents with respect to its products and has also registered or applied for a number of trademarks. While these patents and trademarks are of value, management does not believe that it is dependent, to any material extent, upon patent or trademark protection.

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

The Company’s operations are subject to federal, state and local laws and regulations relating to the environment. The Company regularly monitors and reviews its operations and practices for compliance with these laws and regulations, and management believes that it is in material compliance with such environmental laws and regulations. Despite these compliance efforts, some risk of liability is inherent in the operation of the business of the Company, as it is with other companies engaged in similar businesses, and there can be no assurance that the Company will not incur material costs in the future for environmental compliance.

Employees

On March 25, 2005, the Company employed 533 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

Risks Related to Our Business

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

We carry substantial debt. We carry a substantial amount of indebtedness. This leverage may have several important consequences, including significant debt service and vulnerability to changes in interest rates. This leverage may also significantly limit our ability to raise additional capital, withstand adverse economic or business conditions and competitive pressures, and take advantage of any significant business opportunities that may arise. In particular, the incurrence of losses in the future could result in the inability to meet debt service or the financial covenants pertaining to our indebtedness.

We have a history of losses prior to 2004. We incurred losses in each fiscal year from 2000 through 2003. The incurrence of further losses could have a material adverse effect on our business prospects, liquidity, and financial condition.

Our major stockholders may exercise control over us. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own a majority of our outstanding common stock. Such stockholders may have the ability to significantly influence (i) the election of our Board of Directors, and thus its future direction and (ii) the outcome of all other matters submitted to our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets.

We face strong competition. The fitness equipment industry is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. Our competitors include companies with strong name recognition and more extensive financial and other resources than us.

We have been involved in a number of litigation matters and expect legal claims in the future. In recent years we have been involved in a number of litigation matters, including with respect to product liability, intellectual property rights, disputes with dealers and a dispute involving a person from whom we acquired a business. A judgment of approximately $2.4 million was entered against us in April 2004 in the Kirila, et al v. Cybex International, Inc., et al matter, which we are currently appealing. We expect that we will continue to be involved in litigation in the ordinary course of business. While we maintain reserves for estimated litigation losses, one or more adverse determinations in such litigations could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

Future issuances of preferred stock may adversely affect the holders of our common stock. Our Board has the ability to issue, without approval by the common stockholders, additional shares of Series B Convertible Cumulative Preferred Stock or another class of preferred stock, with the new class having such rights and preferences as the Board may determine in its sole discretion. Our Series B Convertible Cumulative Preferred Stock has rights, including cumulative dividend, liquidation, and conversion rights, senior to our common stock, which could adversely affect the holders of the common stock, including the economic value of the common stock.

Unfavorable international political or economic changes and/or currency fluctuations could negatively impact us. Approximately 29% and 28%, respectively, of our sales in 2004 and 2003 were derived from outside North America. Political or economic changes and/or currency fluctuations in countries in which we do business could negatively impact our business and financial results.

We may have a contingent liability related to the arrangement of third party financing. We offer to our customers leasing and other financing of products by third party providers through CCC, our wholly-owned subsidiary. CCC arranges financing for dealers and direct sale customers through various third party lenders for which CCC receives fees. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2004 our maximum contingent liability under all recourse provisions was approximately $4,902,000. While we maintain a reserve for estimated losses under these recourse provisions, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if actual losses were to materially exceed the related reserve.

We rely on single sources for certain materials. We currently source our stepper products and certain raw materials and component parts (e.g., drive motors, belts, running decks, molded plastic components and electronics) from single suppliers. The loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on our business and financial results.

We rely on the development of new or improved products. We intend to continue to pursue the development and improvement of new and existing cardiovascular and strength products, which is an important competitive factor in our industry. A failure of this development program, or the development of innovative products by our competitors, could harm our business.

Warranty claims may exceed the related reserves. We warrant our products for varying periods, up to ten years with respect to the structural frame for strength products. While we maintain reserves for warranty claims, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if warranty claims were to materially exceed anticipated levels.

We may not be able to attract or retain key employees. We compete for the services of qualified personnel. The failure to retain and attract qualified personnel or the loss of any of our current key executives or key members of our staff could harm our business.

We are restricted in our ability to pay, and do not anticipate paying, cash dividends. Our credit facilities currently prohibit the payment of cash dividends. We have no present plans to pay cash dividends to our stockholders and for the foreseeable future we intend to retain all of our earnings for use in our business.

A variety of factors may discourage potential take-over attempts. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own a majority of the outstanding shares of common stock. In addition, our Certificate of Incorporation requires an affirmative super-majority stockholder vote before we can enter into certain defined business combinations, except for combinations that meet certain specified conditions; provides for staggered three-year terms for members of the Board of Directors; and authorizes the Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. Each of these factors could have the effect of discouraging potential take-over attempts and may make attempts by stockholders to change our management more difficult.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and financial results may suffer. The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting as of December 31, 2006. We are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur additional expenses and diversion of management’s time, which could materially increase our operating expenses and accordingly reduce our net income. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation. If our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these control are documented, designed, operated or reviewed, or if the independent registered public accounting firm’s interpretation of the requirements, rules or regulations are different than ours, then they may decline to attest to management’s assessment or issue an adverse opinion on management’s assessment and/or our internal control over financial reporting. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Cybex Capital Corporation, the Company’s wholly-owned subsidiary, leases approximately 600 square feet of space in Portland, Oregon. The space is utilized for the subsidiary’s administrative and sales office.

The Company’s manufacturing facilities are equipped to perform fabrication, machining, welding, grinding, assembly and powder coating of its products. Management believes that its facilities provide adequate capacity for its operations for the foreseeable future, and the facilities are well maintained and kept in good repair.

Additional information concerning the financing of the Company’s owned facilities is described in Note 7 to the Company’s consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

As a manufacturer of fitness products, the Company is inherently subject to the hazards of product liability litigation; however, the Company has maintained, and expects to continue to maintain, insurance coverage which management believes is adequate to protect against these risks.

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company’s wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. The complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Pennsylvania Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff.

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owed certain incentive compensation payments and rent, plus interest. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty for $48,750 on the claims related to lease issues. Such amount represented the approximate $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002.

On March 31, 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex has filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 7 to the consolidated financial statements). Cybex intends to vigorously pursue this appeal. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserves of $1,796,000 are adequate.

Hot New Products v. Cybex International, Inc., et al

This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter. Shortly after the termination, the plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust complaint in federal court, alleging price discrimination and price and territory conspiracy violations. The State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. On August 14, 2003, the Court issued a ruling dismissing most of the plaintiff’s causes of action as well as all of the counterclaims asserted by Cybex. The Court allowed two of the plaintiff’s claims, one Federal claim and one State claim, to proceed to trial. Trial began on this matter on January 20, 2004. Immediately prior to trial, the plaintiff dismissed their State claim and elected to proceed to trial only on the Federal claim. On January 29, 2004, the jury returned a verdict in favor of Cybex. On February 13, 2004, the plaintiff filed a motion for a new trial, which was denied by the Court on September 3, 2004. After plaintiff filed its notice to appeal the jury verdict on October 4, 2004, the parties reached an agreement on October 14, 2004, pursuant to which the Company paid $45,000 in 2004 to the plaintiff in exchange for the plaintiff’s dismissal of the lawsuit and release of all claims.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff seeks injunctive relief and monetary damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and has asserted counterclaims. In October 2003, the Court held a preliminary hearing regarding the scope of the claims in this matter. In early March 2004, the Court issued its ruling regarding the construction of claims in this matter. The Company argued its motion for summary judgment based on the Court’s construction of claims on June 15, 2004. On August 3, 2004, the Court clarified its construction of claims in this matter. The Company subsequently filed a supplemental memorandum in further support of its motion for summary judgment on September 10, 2004. On December 15, 2004, the Court denied the Company’s motion for summary judgment and set a date for trial in June 2005. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which management believes could invalidate the Free Motion Fitness patent and has also filed a counterclaim against Free Motion Fitness seeking damages. On September 27, 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. Since that time, additional summary judgment motions have been filed by Cybex, Free Motion Fitness and Nautilus Group. On December 31, 2003, the Court issued its Memorandum Opinion and Order regarding the various summary judgment motions of Cybex, Free Motion Fitness and Nautilus. In its opinion, the Court denied Free Motion Fitness’s summary judgment request, granted Cybex’s motion for summary judgment with regard to literal infringement but denied Cybex’s motion for summary judgment under the doctrine of equivalents, and granted Nautilus’ summary judgment request on literal infringement. On February 4, 2004, the Company filed a motion with the Court for complete summary judgment of nonfringement literally and under the doctrine of equivalents. On March 31, 2004, the Court denied Free Motion Fitness’ motion for reconsideration of its earlier judgment granting of summary judgment as to literal infringement. On that same date the Court also denied the Company’s motion for summary judgment on the issue of literal infringement pending oral arguments on the matter. A hearing and oral arguments were held on May 7, 2004, at which time the Court ruled in favor of the Company’s motion for summary judgment. The Court issued its order on that ruling on September 1, 2004 not only dismissing all of the claims of the plaintiff against the Company and Nautilus, but also dismissing the Company’s counterclaims against the plaintiff. On September 27, 2004, the plaintiff filed its notice of appeal. Subsequently, the Court on October 4, 2004, modified its judgment to award the Company $12,400 in costs. The Company has agreed to suspend collection of this judgment from the plaintiff pending the resolution of the plaintiff’s appeal.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

SPECIAL ITEM.    EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 25, 2005 were as follows:

Name	Age	Position
John Aglialoro	61	Chairman and Chief Executive Officer
Arthur W. Hicks, Jr.	46	Senior Vice President – Chief Financial Officer
Edward Kurzontkowski	41	Senior Vice President of Manufacturing
Galen S. Lemar	58	Senior Vice President of Sales and Marketing
Raymond Giannelli	51	Senior Vice President of Research and Development
Paul G. Horgan	48	Corporate Controller

Mr. Aglialoro has served as Cybex’s Chief Executive Officer since 2000. Mr. Aglialoro is the Chairman and Chief Executive Officer of UM Holdings Ltd. which he co-founded in 1973. UM Holdings Ltd. is the Company’s principal stockholder. He served as a Director and Chairman of Trotter Inc. from 1983 until Trotter’s merger with Cybex in 1997, from which time he has served as the Chairman of the Company’s Board of Directors.

Mr. Hicks has served as the Chief Financial Officer of the Company since 2002. He acts in this capacity through a service agreement between the Company and UM Holdings Ltd. for which he has served as Vice President and Chief Financial Officer since 1988. Mr. Hicks is a certified public accountant. He was a director of Trotter from 1994 to 1997 and has served as a director of Cybex since 1997.

Mr. Kurzontkowski has served as the Company’s Senior Vice President of Manufacturing since 2003. He joined Trotter in 1981 and has served the Company in a variety of capacities, including Vice President of Operations – Owatonna from November 2000 to October 2001, Senior Vice President of Manufacturing from October 2001 to May 2002 and Executive Vice President of Operations from May 2002 to August 2003.

Mr. Lemar has served as the Company’s Senior Vice President of Sales and Marketing since 2003. He joined Cybex in May 2001 as the President of the Company’s wholly-owned subsidiary, Cybex Capital Corporation. From 2000 to 2001, he was the Vice President Sales and Marketing for Textron Vendor Finance. From 1998 to 2000, he was the Vice President New Business Development for Transamerica Distribution Finance. He has over 30 years experience in commercial banking and financial services.

Mr. Giannelli has served as the Company’s Senior Vice President of Research and Development since 2003. He first joined Cybex in 1975 and served in various positions including Vice President of Research and Development. In 1991 Mr. Giannelli left Cybex and joined Trotter as the Vice President of Research and Development and continued to maintain that position after the merger of Trotter with Cybex in 1997. In 1999, Mr. Giannelli left Cybex to act as the Executive Vice President of Values.com, a cause related marketing firm. He then returned to assist in Cybex’s research and development effort in February 2001 as the Chairman of the Cybex Institute.

Mr. Horgan has served as the Company’s Corporate Controller since 2000. From 1997 to 2000, he was Senior Manager of Accounting Operations at Stone & Webster, a publicly traded engineering and construction company. From 1984 to 1997 he held various management positions at Etonic, a privately held footwear company, most recently as Corporate Controller.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the American Stock Exchange (Amex). The Company’s Amex symbol is CYB.

The following table shows the high and low market prices as reported by Amex:

	2004		2003
Calendar	High	Low	High	Low
First Quarter	$3.65	$1.10	$1.60	$1.18
Second Quarter	4.48	2.51	1.91	1.00
Third Quarter	4.75	3.36	1.73	1.30
Fourth Quarter	5.00	3.64	1.60	1.10

As of March 25, 2005, there were approximately 542 common stockholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

Under the Company’s credit agreements, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

The following table summarizes securities authorized for issuance under equity compensation plans at December 31, 2004:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	819,600	$1.92	342,143	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	819,600	$1.92	342,143

(1)	Includes 284,034 shares available for issuance under the Company’s Omnibus Incentive Plan, and 58,109 shares available for issuance under the Company’s 2002 Stock Retainer Plan for Nonemployee Directors.

ITEM 6.    SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2004. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31
	2004	2003	2002		2001		2000
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$103,023	$90,195	$81,527		$85,222		$125,293
Cost of sales	65,951	59,541	52,000		54,722		82,936

Gross profit	37,072	30,654	29,527		30,500		42,357
Selling, general and administrative expenses (including bad debt expense)	30,191	28,862	26,435		25,234		46,370
Litigation charge	—	—	—		2,200	(b)	—
Asset impairment and restructuring charges	—	—	—		—		25,440	(c)

Operating income (loss)	6,881	1,792	3,092		3,066		(29,453)
Interest income	14	12	30		136		318
Interest expense	(3,539)	(3,643)	(3,549)		(3,683)		(3,141)
Other income (expense)	—	27	126		(246)		—

Income (loss) before income taxes	3,356	(1,812)	(301)		(727)		(32,276)
Income tax provision (benefit)	131	(51)	20,723	(a)	(51)		(11,699)

Net income (loss)	3,225	(1,761)	(21,024)		(676)		(20,577)
Preferred stock dividends	(276)	(244)	—		—		—

Net income (loss) attributable to common stockholders	$2,949	$(2,005)	$(21,024	)(a)	$(676	)(b)	$(20,577	)(d)

Basic earnings (loss) per share	$.26	$(.23)	$(2.39	)(a)	$(.08	)(b)	$(2.36	)(d)

Diluted earnings (loss) per share	$.24	$(.23)	$(2.39	)(a)	$(.08	)(b)	$(2.36	)(d)

(a)	Includes a charge of $20,773 to establish a valuation allowance for deferred income taxes in accordance with SFAS No. 109.
(b)	Consists of $2,200 pre-tax charge relating primarily to the Kirila litigation.
(c)	Consists of $2,352 of relocation costs, $2,545 of severance charges pertaining to the Company’s restructuring plan, $16,912 of goodwill impairment relating to the Tectrix acquisition, $2,831 of license settlement charges and $800 of impairments of internal-use software.
(d)	Includes $25,440 of pre-tax charges for nonrecurring costs comprised of the items listed in (c) above.

	Year Ended December 31
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital (deficiency)	$3,318	$(4,882)	$(21,439)	$(3,735)	$5,061
Total assets	54,486	53,388	53,361	77,577	88,720
Long-term debt (including current portion)	20,605	27,086	29,010	30,490	37,242
Capital leases (including current portion)	1,056	1,023	406	131	240

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales.

	Year Ended December 31
	2004	2003	2002
Net sales	100%	100%	100%
Cost of sales	64	66	64

Gross profit	36	34	36
Selling, general and administrative expenses, including bad debt expense	29	32	32

Operating income	7	2	4
Interest expense, net	(4)	(4)	(4)

Income (loss) before income taxes	3%	(2)%	0%

NET SALES

Cybex’s net sales increased $12,828,000, or 14%, to $103,023,000 in 2004 compared with a $8,668,000, or 11%, increase in 2003 compared to 2002. The increase in 2004 was attributable to an increase in sales of the Company’s cardiovascular products of $10,000,000, or 26%, to $48,736,000, increased sales of strength training products of $2,663,000, or 7%, to $43,627,000, increased freight and other revenue of $580,000, or 15%, to $4,352,000, partially offset by decreased parts sales of $415,000, or 6%, to $6,308,000. Of the increase in sales of cardiovascular products, 74% was due to the Arc Trainer, a product category which was introduced during 2002. Sales of the Arc Trainer increased 47% in 2004. Treadmill and bike sales also increased in 2004.

The increase in net sales in 2003 was attributable to an increase in sales of the Company’s cardiovascular products of $7,991,000, or 26%, to $38,736,000, increased sales of strength training products of $777,000, or 2%, to $40,964,000, increased parts sales of $357,000, or 6%, to $6,723,000, partially offset by decreased other revenue of $457,000, or 11%, to $3,772,000. The increase in sales of cardiovascular products was due to the Arc Trainer, a new product category which was introduced during 2002.

Sales outside of North America represented 29%, 28% and 26% of consolidated net sales in 2004, 2003 and 2002, respectively.

GROSS MARGIN

Gross margin was 36% in 2004, compared with 34% in 2003 and 36% in 2002. The two percentage point improvement in 2004 was due to improved warranty experience (.7%), leveraging of overhead costs due to higher volumes (.7%), and improved product mix (.6%), net of increased steel costs. Gross margin in 2003 decreased by two percentage points when compared to 2002. The provision for future warranty claims as a percentage of sales was 1.6% higher in 2003 compared to 2002 due in part to product mix and a change in warranty policy. Direct labor as a percentage of sales increased 0.7% from 2002 due to production inefficiencies in the Company’s Medway facility during the first nine months of 2003 and product mix.

The Company throughout 2004 experienced increases in the price of steel, a major component of the Company’s products. In response to these price increases, the Company instituted product surcharges and price increases. The negative impact on gross margins from the steel price increases was 2.5% for 2004. The Company expects that gross margins will continue to be negatively impacted by steel prices in 2005. Additionally, customer reaction to price increases or surcharges instituted in response to these cost increases could negatively impact net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense, increased by $1,329,000, or 5%, in 2004 to $30,191,000 compared to an increase of $2,427,000, or 9%, in 2003. As a percentage of net sales, these expenses were 29%, 32% and 32% in 2004, 2003 and 2002, respectively. The 2004 increase in selling, general and administrative expenses was predominantly due to an increase in the direct sales force ($623,000), increased sales and marketing expenses ($465,000), increased leasing costs ($223,000) and an increase in product development costs ($412,000). These increases for 2004 were partially offset by decreased legal costs ($504,000).

The 2003 increase in selling, general and administrative expenses was predominantly due to an increase in the direct sales force ($708,000), increased marketing activity ($413,000), increased legal costs ($673,000) and estimated costs to retrofit certain treadmills manufactured from 1993 to 2001 ($225,000). Also contributing to the comparative increase was a reduction in 2002 expenses ($358,000) relating to an adjustment of a reserve for severance payments.

NET INTEREST EXPENSE AND OTHER

Net interest expense and other decreased by $79,000, or 2%, in 2004 to $3,525,000 compared to an increase of $211,000, or 6%, in 2003. The decrease in 2004 was due to lower interest rates following the July 2004 refinancing and lower principal balances, partially offset by higher amortization of deferred financing costs (including $340,000 of deferred financing costs related to the retirement of the Hilco facility that were charged to expense in 2004). The increase in 2003 was due to a higher interest rate on the Hilco term loan, overall higher revolver balances and the positive change in the market value of an interest rate swap in 2002. Management expects that interest expense will decline in 2005 compared to 2004, due to the interest rates under its current credit facilities and the expected levels of borrowings.

PREFERRED STOCK DIVIDENDS

The Company’s Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”) was issued in July 2003 and was converted by the holder thereof into shares of Common Stock in August 2004. The holder of the Preferred Stock was entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. Such dividends decrease the net income or increase the net loss attributable to common stockholders for purposes of computing income or loss per share. In accordance with the terms of the Preferred Stock, all accrued dividends on the Preferred Stock, in the amount of $522,000, were paid at the time of conversion.

INCOME TAXES

In a prior year, the Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004, deferred tax assets of approximately $21,787,000 are available to the Company to offset future taxable income. Management will re-evaluate the need for the valuation reserve in future periods. Management does not expect to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized. The amounts recorded for income tax expense (benefit) relate to state taxes and the federal alternative minimum tax for the years ended December 31, 2004 and 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had positive working capital of $3,318,000, compared to $4,882,000 of negative working capital at December 31, 2003. The change in working capital is primarily due to a $3,145,000 decrease in the current maturities of debt and a $1,823,000 reduction in accounts payable primarily resulting from the July 2004 refinancing and the August 2004 common stock private placement discussed below, and a $2,136,000 increase in accounts receivable, reflecting higher sales volume.

For the year ended December 31, 2004, cash provided by operating activities was $4,452,000 compared to cash provided by operating activities of $795,000 for the year ended December 31, 2003. The increase in cash provided by operating activities from 2003 to 2004 was primarily due to the increase in net income in 2004 compared to 2003 ($4,986,000), partially offset by a larger increase in accounts receivable in 2004 compared to 2003 as a result of increased sales.

Cash used in investing activities of $2,772,000 in 2004 consisted of purchases and deposits on manufacturing tooling and equipment of $2,575,000 and computer hardware and infrastructure. Cash used in investing activities of $825,000 in 2003 primarily consisted of purchases of equipment and tooling for the manufacturing of new products of $466,000 and computer hardware and infrastructure. Projected capital expenditures for 2005 relate mostly to manufacturing tooling and equipment and computer hardware and infrastructure and are expected to be somewhat higher than the 2004 levels.

For the year ended December 31, 2004, cash used in financing activities of $603,000 consisted primarily of term and revolver payments of $21,481,000, dividends paid to a related party of $522,000 and payments on capital leases of $503,000, offset by proceeds from term loans under the new financing agreements of $15,000,000 and proceeds received in the private placement of common stock of $7,199,000. For the year ended December 31, 2003, cash provided by financing activities of $563,000 consisted primarily of proceeds from term loans under the new financing agreements of $16,000,000, net borrowings under the related working capital loan of $885,000 and proceeds from related party loans (that were subsequently converted to Preferred Stock) of $3,900,000. These proceeds were used to repay the prior credit facility in the total amount of $17,809,000 and fund the cost of $2,023,000 for the new financing arrangements.

The Company consummated on August 5, 2004 the private placement of 2,430,000 shares of Common Stock to accredited (primarily institutional) investors. The Company received net cash proceeds, after commissions and offering expenses, of $7,199,000. Such net cash proceeds were used to prepay the GMAC term loan discussed below by $3,000,000, retire a $1,200,000 industrial revenue bond and pay $875,000 in accrued interest and preferred dividends, with the remaining balance used for working capital purposes.

On July 13, 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of its 2003 financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan from Hilco Capital, repay a $1,600,000 term loan from CIT and pay financing costs. The CIT Amended Financing Agreement provides for a term loan of $4,000,000 and continues working capital revolving loans that provide for up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The GMAC Credit Agreement was amended and restated on February 1, 2005 to include a $3,000,000 credit line that is available to finance machinery and equipment. The GMAC loans are secured by the Company’s real estate fixtures, and equipment, and mature on August 1, 2009. The CIT loans are secured by substantially all other assets of the Company and mature on June 29, 2007.

At December 31, 2004, there was outstanding $7,443,000 in working capital loans and $13,162,000 of term loans. Availability under the revolving loan fluctuates daily. At December 31, 2004, there was $6,557,000 in unused availability under the revolving loan.

As part of the Company’s 2003 refinancing, $4,900,000 of subordinated notes (related party loans) held by the Company’s principal stockholder, UM Holdings Ltd. (“UM”), were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). On August 2, 2004, UM exercised its right to convert the outstanding Preferred Stock into 3,288,600 shares of Common Stock.

The Company, as required in connection with its appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al, has posted a letter of credit in the amount of $2,945,722. The collateral to support this letter of credit has been provided by UM. The Company will be required to reimburse UM for any loss it suffers with respect to this collateral support. No cash payments to the plaintiffs will be required with respect to this judgment until the end of the appeal process, which may take between 12 to 24 months of the date of the judgment (March 31, 2004). The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserves of $1,796,000 are adequate. Management also believes it will have adequate liquidity to satisfy this judgment if its appeal is ultimately unsuccessful.

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

As of December 31, 2004, the Company had approximately $36,672,000 in net operating loss carryforwards, substantially all of which will be available to offset 2005 taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$20,605,000	$9,116,000	$3,967,000	$7,522,000	$—
Royalty agreement	2,930,000	440,000	720,000	720,000	1,050,000
Capital lease obligations	1,207,000	489,000	629,000	89,000	—
Operating lease commitments	1,606,000	556,000	806,000	243,000	1,000
Purchase obligations	11,823,000	9,933,000	1,890,000	—	—

	$38,171,000	$20,534,000	$8,012,000	$8,574,000	$1,051,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At December 31, 2004, the maximum contingent liability under all recourse provisions was $4,902,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Management is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will result in a charge of $100,000 for 2005, $125,000 for 2006, $100,000 for 2007 and $50,000 for periods thereafter. These charges relate to options issued prior to the date of adoption of SFAS No. 123R. Options granted after December 31, 2004 will result in additional charges.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company for inventory costs incurred on or after January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in Accounting Principle Board (“APB”) Opinion No. 29 “Accounting for Non-Monetary Transactions” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgements, including those related to the allowance for doubtful accounts, realizability of inventory, reserves for warranty obligations, reserves for legal matters and product liability, recoverability of goodwill and valuation of deferred tax assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company’s results of operations and financial position. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

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

Legal matters. The Company has recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. In addition, there are certain gain contingencies for which the Company has not recorded an asset because realization is not considered highly likely as of the balance sheet date. As additional information becomes available, management will continue to assess whether losses from legal matters are probable, possible or remote, the adequacy of accruals for probable loss contingencies and the status of gain contingencies.

Product liability reserve. Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. If actual results vary from management’s estimates, increases to the reserve would be required.

Recoverability of goodwill. In assessing the recoverability of goodwill, management is required to make assumptions regarding estimated future cash flows and other factors to determine whether the fair value of the business supports the carrying value of goodwill and net operating assets. This analysis includes assumptions and estimates about future sales, costs, working capital, capital expenditures, and cost of capital. If these assumptions and estimates change in the future, the Company may be required to record an impairment charge related to goodwill.

Valuation of deferred tax assets. At December 31, 2004, there is a valuation allowance of $21,787,000 against the carrying value of the Company’s deferred income tax assets. Approximately $55,840,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s debt portfolio as of December 31, 2004 is comprised of variable rate debt denominated in U.S. dollars. Changes in interest rates have an impact on the variable portion of the Company’s debt portfolio. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the Company’s consolidated balance sheet.

At December 31, 2004, the Company had variable rate debt with a carrying value of $20,605,000. A 100 basis point change in interest rates would have impacted interest expense by $211,000 for the year ended December 31, 2004.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited the consolidated financial statements of Cybex International, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 21, 2005

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$1,826	$749
Accounts receivable, net of allowance of $887 and $982	15,891	13,755
Inventories	8,014	7,910
Prepaid expenses and other	1,684	2,081

Total current assets	27,415	24,495
Property, plant and equipment, net	13,544	14,472
Goodwill	11,247	11,247
Other assets	2,280	3,174

	$54,486	$53,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$9,116	$12,261
Current portion of capital leases	408	389
Accounts payable	5,377	7,200
Accrued expenses	9,196	9,527

Total current liabilities	24,097	29,377
Long-term debt	11,489	14,825
Capital leases	648	634
Accrued warranty obligation	627	525
Other liabilities	1,839	2,009

Total liabilities	38,700	47,370

Commitments and contingencies (Notes 11 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 20,000 shares authorized, 15,303 and 9,077 shares issued	1,530	907
Preferred stock, $1.00 par value, 100 shares authorized, zero and 33 shares issued and outstanding	—	4,900
Additional paid-in capital	57,464	45,852
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(40,591)	(43,294)
Accumulated other comprehensive loss	(366)	(96)

Total stockholders’ equity	15,786	6,018

	$54,486	$53,388

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$103,023	$90,195	$81,527
Cost of sales	65,951	59,541	52,000

Gross profit	37,072	30,654	29,527
Selling, general and administrative expenses	29,801	28,514	26,208
Bad debt expense	390	348	227

Operating income	6,881	1,792	3,092
Interest income	14	12	30
Interest expense	(3,539)	(3,643)	(3,549)
Other income, net	—	27	126

Income (loss) before income taxes	3,356	(1,812)	(301)
Income tax provision (benefit)	131	(51)	20,723

Net income (loss)	3,225	(1,761)	(21,024)
Preferred stock dividends	(276)	(244)	—

Net income (loss) attributable to common stockholders	$2,949	$(2,005)	$(21,024)

Basic net income (loss) per share	$.26	$(.23)	$(2.39)

Diluted net income (loss) per share	$.24	$(.23)	$(2.39)

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	9,022	$902	—	$—	$44,990	$(2,258)	$(20,509)	$(81)	$23,044
Common stock issued to Directors	22	2	—	—	30	7	—	—	39
Repurchase of common stock	—	—	—	—	—	(6)	—	—	(6)
Issuance of warrants	—	—	—	—	276	—	—	—	276
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	—	—	76	76
Net loss	—	—	—	—	—	—	(21,024)	—	(21,024)

Comprehensive loss									(20,948)

Balance, December 31, 2002	9,044	904	—	—	45,296	(2,257)	(41,533)	(5)	2,405
Issuance of preferred stock	—	—	33	4,900	—	—	—	—	4,900
Common stock issued to Directors	33	3	—	—	36	6	—	—	45
Issuance of warrants	—	—	—	—	268	—	—	—	268
Forgiveness of related party payable	—	—	—	—	252	—	—	—	252
Comprehensive loss:
Reclassification adjustment	—	—	—	—	—	—	—	81	81
Cumulative translation adjustment	—	—	—	—	—	—	—	(172)	(172)
Net loss	—	—	—	—	—	—	(1,761)	—	(1,761)

Comprehensive loss									(1,852)

Balance, December 31, 2003	9,077	907	33	4,900	45,852	(2,251)	(43,294)	(96)	6,018
Conversion of preferred stock to common	3,289	329	(33)	(4,900)	4,571	—	—	—	—
Issuance of common stock	2,430	243	—	—	6,956	—	—	—	7,199
Exercise of warrants/options	470	47	—	—	(40)	—	—	—	7
Dividend paid to related party	—	—	—	—	—	—	(522)	—	(522)
Common stock issued to Directors	37	4	—	—	125	—	—	—	129
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	(270)	(270)
Net income	—	—	—	—	—	—	3,225	—	3,225

Comprehensive income									2,955

Balance, December 31, 2004	15,303	$1,530	—	$—	$57,464	$(2,251)	$(40,591)	$(366)	$15,786

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$3,225	$(1,761)	$(21,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,704	3,710	3,873
Amortization of deferred financing costs	1,021	710	759
Deferred income taxes	—	—	20,723
Stock-based compensation	129	45	39
Provisions for losses on accounts and lease receivables	390	348	227
Change in fair value of hedging instruments	—	(27)	(166)
Changes in operating assets and liabilities:
Accounts receivable	(2,526)	(475)	(16)
Inventories	(104)	579	(582)
Prepaid expenses and other	1,193	(47)	(37)
Accounts payable, accrued liabilities and other liabilities	(2,580)	(2,287)	(2,183)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,452	795	1,613

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,147)	(572)	(831)
Deposits related to equipment purchases	(625)	(253)	—

NET CASH USED IN INVESTING ACTIVITIES	(2,772)	(825)	(831)

FINANCING ACTIVITIES:
Repayments of term loans	(19,088)	(17,809)	(4,063)
Net borrowings (repayments) of revolving loans	(2,393)	885	1,583
Proceeds from issuance of term loans	15,000	16,000	—
Deferred financing costs	(303)	(2,023)	(265)
Proceeds from issuance of common stock, net of costs	7,199	—	—
Proceeds from exercise of stock options	7	—	—
Dividends paid to related party	(522)	—	—
Repurchase of treasury stock	—	—	(6)
Principal payments on capital leases	(503)	(390)	(130)
Proceeds from related party loans	—	3,900	1,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(603)	563	(1,881)

NET INCREASE (DECREASE) IN CASH	1,077	533	(1,099)
CASH, beginning of year	749	216	1,315

CASH, end of year	$1,826	$749	$216

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$2,349	$2,701	$2,649
Cash paid for income taxes	39	15	54
Issuance of warrants to bank	—	268	276
Conversion of related party loans to preferred stock	—	4,900	—
Capital leases	536	1,010	459
Forgiveness of payable to related party	—	252	—
Conversion of preferred stock to common stock	4,900	—	—

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and consumer markets. Currently, most of the Company’s products are sold under the brand name “Cybex.” The Company also has a wholly owned finance subsidiary, Cybex Capital Corporation (“CCC”), which arranges equipment lease financing for the Company’s products, primarily to its commercial domestic customer base (see Note 11). The Company operates in one business segment.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for doubtful accounts, inventory reserve, warranty reserve, reserves for legal and product liability matters, recoverability of goodwill and valuation of deferred tax assets are the most susceptible to estimates.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2004 or 2003.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on historical write-off experience and a specific review of past due balances over a specified amount. Management reviews the Company’s allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Cost includes materials, labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Betterments and improvements are capitalized while repairs and maintenance costs are charged to expense as incurred. Depreciation is recorded using the straight-line

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

method based on estimated useful lives for financial reporting purposes and various prescribed methods for tax purposes. The estimated useful lives for financial reporting purposes are 15 to 40 years for buildings and improvements and three to ten years for equipment and furniture.

Internal Software Costs

Under the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with software for internal use. Capitalization of qualified costs incurred during the application development stage begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include hardware, software and services and payroll and payroll-related expenses for employees who were directly associated with developing and implementing internal use software primarily associated with the Company’s Enterprise Resource Planning system. Such costs are included within property, plant and equipment and are being amortized over seven years. As of December 31, 2004 and 2003, the net carrying value of internal use software was $1,677,000 and $2,630,000, respectively.

Impairment of Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets. All long-lived assets are accounted for as entity level assets under SFAS No. 144 because there are no asset groups with identifiable cash flows that are largely independent of the cash flows of other assets. If a write down was necessary, an impairment charge would be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value, as determined based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2004 and 2003.

Goodwill

Goodwill represents the excess of costs over the fair value of the net assets of businesses acquired. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

Goodwill is tested annually for impairment, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting units below its carrying amount, such as a significant adverse change in business climate, unanticipated competition or a loss of key personnel. Management has concluded that the Company operates in one reporting unit. To the extent that the carrying amount of the reporting unit exceeds the fair value of the reporting unit, management would be required to perform the second step of the impairment test. Under the second step of the impairment test, management would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. Management determined the fair value of its reporting unit based on an average of (i) a discounted cash flow analysis; (ii) private sale comparables; and (iii) market capitalization, as adjusted for a control premium. Management determined that goodwill is not impaired at December 31, 2004 and 2003.

Accrued Warranty Obligations

All products are warranted for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. Warranty expense was $2,512,000, $2,793,000 and $1,224,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The accrued warranty obligation is recorded at the time of product sale based on management estimates, which are developed from historical information and certain assumptions about future events which are subject to change.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
Balance as of January 1	$1,759,000	$1,853,000
Payments made under warranty	(2,036,000)	(2,887,000)
Accrual for product warranties issued	2,512,000	2,793,000

Balance as of December 31	$2,235,000	$1,759,000

Derivatives

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” to account for derivatives.

At December 31, 2004, derivative instruments consist of two interest rate caps, which are both considered cash flow hedges in accordance with SFAS No. 133 (see Note 7).

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiary, whose functional currency is their local currency, is translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiary is reflected in accumulated other comprehensive loss within stockholders’ equity.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, capital leases and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

short maturity of these instruments. Based on the terms of the Company’s debt instruments (including the capital leases) that are outstanding as of December 31, 2004, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

Revenue Recognition

Revenue is recorded when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is probable. The Company does not offer its customers a right of return, price protection or inventory rotation programs. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expense.

Concentration of Risk and Geographic Segment Data

The majority of the Company’s customers are specialty fitness-related dealers, health clubs and consumers located in the United States. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company utilizes third-party insurers for certain trade accounts receivable. Sales to one customer in 2004, 2003 and 2002 were 15.9%, 10.7% and 10.0% of net sales, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those years.

There was no single geographic area of significant concentration. Sales outside of North America accounted for approximately 29%, 28% and 26% of total net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Long-lived assets located in foreign countries totaled $103,000 and $153,000 at December 31, 2004 and 2003, respectively.

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

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2004	2003	2002
Strength systems	$43.6	$41.0	$40.2
Cardiovascular products	48.7	38.7	30.7
Parts	6.3	6.7	6.4
Freight and other revenue	4.4	3.8	4.2

	$103.0	$90.2	$81.5

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Advertising Costs

The Company charges advertising costs to expense as incurred. For the years ended December 31, 2004, 2003 and 2002, advertising expense was $1,528,000, $1,421,000 and $1,336,000, respectively, and is included in selling, general and administrative expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $2,861,000, $2,449,000 and $2,842,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in selling, general and administrative expenses.

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

Net Income (Loss) per Common Share

The table below sets forth the reconciliation of the basic and diluted income (loss) per share computations:

	Year Ended December 31,
	2004	2003	2002
Net income (loss) attributable to common stockholders	$2,949,000	$(2,005,000)	$(21,024,000)

Shares used in computing basic net income (loss) per share	11,359,000	8,831,000	8,805,000
Dilutive effect of options and warrants	708,000	—	—
Dilutive effect of preferred stock	288,000	—	—

Shares used in computing diluted net income (loss) per share	12,355,000	8,831,000	8,805,000

For purposes of presenting diluted net income per share, the Company assumed the conversion of the convertible preferred stock as of the earliest possible conversion date, which was June 30, 2004.

For the years ended December 31, 2004, 2003 and 2002, options to purchase 73,000, 336,500 and 325,500 shares of common stock at exercise prices ranging from $3.70 to $11.75, $1.30 to $11.75, and $1.30 to $11.75 per share were outstanding, respectively, but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Stock-Based Compensation

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosures for its stock option plans in accordance with the provisions of SFAS No. 123 and SFAS No. 148.

	Year Ended December 31,
	2004	2003	2002
Net income (loss) attributable to common stockholders:
As reported	$2,949,000	$(2,005,000)	$(21,024,000)
Add: Stock-based compensation included in net income (loss)	129,000	45,000	39,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(246,000)	(140,000)	(167,000)

Pro forma net income (loss) attributable to common stockholders	$2,832,000	$(2,100,000)	$(21,152,000)

Basic net income (loss) per share:
As reported	$.26	$(.23)	$(2.39)

Pro forma	$.25	$(.24)	$(2.40)

Diluted net income (loss) per share:
As reported	$.24	$(.23)	$(2.39)

Pro forma	$.23	$(.24)	$(2.40)

The weighted average fair value of each stock option granted during the years ended December 31, 2004, 2003 and 2002 was $.81, $.40 and $.98, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk free interest rate	3.9%	3.4%	2.8%
Expected dividend yield	—	—	—
Expected life	7 years	7 years	7 years
Expected volatility	50%	20%	60%

Reclassifications

Certain reclassifications to prior period amounts have been made to conform to the current presentation.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will result in a charge of $100,000 for 2005, $125,000 for 2006, $100,000 for 2007 and $50,000 for periods thereafter. These charges relate to options issued prior to the date of adoption of SFAS No. 123R. Options granted after December 31, 2004 will result in additional charges.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company for inventory costs incurred on or after January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

NOTE 3—INVENTORIES

Inventories consist of the following:

	December 31,
	2004	2003
Raw materials	$3,703,000	$3,937,000
Work in process	2,080,000	1,963,000
Finished goods	2,231,000	2,010,000

	$8,014,000	$7,910,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2004	2003
Land, building and improvements	$10,884,000	$10,719,000
Equipment, computers, software and furniture	26,326,000	24,207,000

	37,210,000	34,926,000
Less-accumulated depreciation	(23,666,000)	(20,454,000)

	$13,544,000	$14,472,000

Depreciation expense was $3,567,000, $3,572,000 and $3,734,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 5—OTHER ASSETS

Other assets consist of the following:

	December 31,
	2004	2003
Deferred financing costs, net	$970,000	$2,107,000
Other amortizable intangibles, net	208,000	345,000
Other assets	1,102,000	722,000

	$2,280,000	$3,174,000

Amortization expense of other intangibles was $137,000, $138,000 and $139,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with the financings described in Note 7, the Company has capitalized debt issuance costs consisting of brokerage fees, warrants and legal fees totaling $1,694,000, which are included within other assets at December 31, 2004, net of accumulated amortization of $724,000. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. The deferred financing costs associated with the Company’s prior bank facility were fully amortized as of the date the Company entered into a new financing arrangements on July 16, 2003 (see Note 7). The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan (see Note 7). Amortization expense related to all deferred financing costs was $1,021,000, $710,000 and $759,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued contingent deferred financing fees of $419,000, which were recorded as deferred financing costs in 2003, were reversed in connection with the July 2004 refinancing.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2004	2003
Warranty reserves	$1,608,000	$1,234,000
Self insurance reserves	1,815,000	1,929,000
Litigation reserve and professional fees	2,072,000	2,212,000
Payroll related and other	3,701,000	4,152,000

	$9,196,000	$9,527,000

NOTE 7—LONG-TERM DEBT, RELATED PARTY LOAN AND DERIVATIVES

Long-Term Debt

	December 31,
	2004	2003
Working capital loans	$7,443,000	$9,836,000
Bank term loans	13,162,000	15,650,000
Industrial development revenue bond	—	1,600,000

	20,605,000	27,086,000
Less—current portion	(9,116,000)	(12,261,000)

	$11,489,000	$14,825,000

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

On July 13, 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of the CIT Financing Agreement (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan under the Hilco Financing Agreement, repay a $1,600,000 term loan from CIT and pay financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan (see Note 5). The Company prepaid $3,000,000 of the GMAC term loan in September 2004 with the proceeds from its common stock private placement (see Note 8). On February 1, 2005, the Company entered into an amendment and restatement of the GMAC Credit Agreement (as amended, the “Amended GMAC Credit Agreement”) which provides for a new $3,000,000 equipment credit line. Under this equipment credit line, the Company may from time-to-time until September 2005, borrow up to $3,000,000 to finance equipment and machinery purchases. Borrowings under the equipment credit line will have the same maturity date, be secured by the same collateral and bear interest at the

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT, RELATED PARTY LOAN AND DERIVATIVES  (continued)

same rates as the existing GMAC term loan, which continues without change and which, as of December 31, 2004, had a principal balance of approximately $9,700,000. All other terms of the original GMAC Credit Agreement remain materially the same.

The CIT Amended Financing Agreement provides for a term loan of $4,000,000 and continues the working capital revolving loans with the same maximum limitation. At December 31, 2004, the unused availability under the working capital loan was $6,557,000. The GMAC loans are secured by the Company’s real estate, fixtures and equipment, and mature on August 1, 2009. The CIT loans are secured by substantially all other assets of the Company and mature on June 29, 2007.

The CIT loans bear interest at rates ranging between LIBOR plus 2.5% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid (5% at December 31, 2004), except for (a) prior to July 13, 2004, a $3,000,000 term loan bore interest at the prime rate plus 5%, with a minimum rate of 10% and (b) after July 13, 2004, the $4,000,000 term loan bears interest at the prime rate plus 3%, with a minimum of 7% (8.25% at December 31, 2004). The $4,000,000 CIT term loan is due in equal quarterly principal installments of $250,000, with the balance of $1,250,000 due at maturity on June 29, 2007. Interest is payable monthly. The GMAC term loan bears interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%). The GMAC term loan is due in equal monthly payments of $61,000 with the balance of $6,361,000 due at maturity on August 1, 2009. Each advance under the GMAC equipment credit line will be retired with equal principal installments payable monthly to August 2009, with any remaining unpaid principal due at maturity on August 1, 2009. The Hilco loan bore interest at the prime rate plus 11.5%, with a minimum of 15.5%. The prime rate was 5% and LIBOR was 2.28% at December 31, 2004.

The average outstanding working capital loan balance during 2004 was approximately $7,658,000, and the weighted average interest rate in 2004 was 4.40%. Interest expense on the working capital loan was $395,000 for the year ended December 31, 2004. Interest expense on the CIT term loans was $319,000 for the year ended December 31, 2004. Interest expense on the GMAC term loan was $333,000 for the year ended December 31, 2004.

The average outstanding revolver balance under the prior credit facility during 2003 and 2002 was approximately $7,723,000 and $7,312,000, respectively, and the weighted average interest rate in 2003 and 2002 was 6.25% and 6.80%, respectively. Interest expense on the revolver under the prior credit facility was $257,000 and $537,000 for the years ended December 31, 2003 and 2002, respectively. Interest expense for the term loans under the prior credit facility was $753,000 and $1,874,000 for the years ended December 31, 2003 and 2002, respectively.

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants, including a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of December 31, 2004. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

Pursuant to the CIT Financing Agreement, the Company issued, in July 2003, a warrant to CIT to purchase 176,619 shares of common stock, at an exercise price of $1.35 per share. Pursuant to the Hilco Financing Agreement, the Company issued, in July 2003, a warrant to Hilco to purchase 189,640 shares of common stock, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and had a fair value of $42,000 and $226,000, respectively, at the date of grant. These

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT, RELATED PARTY LOAN AND DERIVATIVES  (continued)

amounts were recorded as deferred financing costs in 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%. The CIT warrant was exercised during 2004 (see Note 8).

At December 31, 2004, long-term debt maturities are as follows:

2005	$9,116,000
2006	1,734,000
2007	2,233,000
2008	733,000
2009	6,789,000

20,605,000
Less current portion of long-term debt	(9,116,000)

$11,489,000

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bond was retired during 2004.

Related-Party Loan

During 2003 and 2002, UM Holdings Ltd. (“UM”), a principal stockholder of the Company, lent to the Company, on a subordinated basis, $4,900,000, which bore interest at 10% and was to mature on January 1, 2004. On July 16, 2003, as part of the 2003 refinancing of the Company’s prior bank facility, $4,900,000 of subordinated notes held by UM were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). On August 2, 2004, UM exercised its right, in accordance with the terms of the Preferred Stock, to convert the outstanding shares of Preferred Stock into 3,288,600 shares of common stock. The Preferred Stock accrued cumulative dividends at the rate of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. The Company paid to UM accrued dividends of $522,000 and interest of $353,000 at the time of conversion of the Preferred Stock.

As part of the CIT and Hilco Financing Agreements, UM provided additional collateral of $3,100,000 in the form of a guarantee of certain letters of credit, which were retired in full during 2004. UM has also provided the collateral to support the required $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 12). The Company will be required to reimburse UM in the event that UM suffers a loss with respect to this collateral.

Derivatives

On September 8, 2004, Cybex entered into two interest rate caps with a financial intermediary to lock in 1-month LIBOR at a maximum of 3% for the two-year period ending September 8, 2006 related to the Company’s GMAC term debt facility and CIT revolving credit facility. The cost of the interest rate caps were approximately $97,000. The interest rate caps are accounted for as cash flow hedges and the cost of the interest rate caps is being amortized on a straight-line basis over two years, which approximates the period during which the individual caplets related to each forecasted interest payment expire. Changes in the fair value of the interest rate caps are recorded within accumulated other comprehensive loss. At December 31, 2004, the fair value of the interest rate caps was not materially different than their amortized cost.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT, RELATED PARTY LOAN AND DERIVATIVES  (continued)

In November 1998, the Company entered into an interest rate swap agreement whereby the Company received a variable LIBOR rate and paid a fixed rate of 5.04% through December 2003. The purpose of the swap was to fix the interest rate on the terms loans under the Company’s prior bank facility. In connection with the 2003 refinancing described above, the swap was terminated in July 2003 in exchange for a payment of $53,000 by the Company. The interest rate swap was originally designated as a cash flow hedge. Changes in the fair value of the derivative were recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affected earnings. Effective April 12, 2001, the Company discontinued hedge accounting, prospectively, as a result of the change in the interest rate on its term debt from a LIBOR-based rate to a Base Rate and the change in the forecasted principal repayment dates.

The changes in the fair value of the swap were recorded as follows:

	Accumulated Other Comprehensive Loss	Other Income (Expense)	Cash	Total
Balance at January 1, 2002	$(81,000)	$(246,000)	$—	$(327,000)
Change in fair value of hedging instrument	—	166,000	—	166,000

Balance at December 31, 2002	(81,000)	(80,000)	—	(161,000)
Change in fair value of hedging instrument	—	27,000	—	27,000
Reclassification of unrealized loss on hedging instrument	81,000	—	—	81,000
Settlement of hedging instrument	—	—	53,000	53,000

Balance at December 31, 2003	$—	$(53,000)	$53,000	$—

NOTE 8—STOCKHOLDERS’ EQUITY

Common Stock

On August 2, 2004, the Company issued 3,288,600 shares of common stock upon exercise by the holder of the Company’s Preferred Stock of its rights to convert all such shares into common stock.

The Company consummated on August 5, 2004 a private placement of 2,430,000 shares of common stock, at a price of $3.30 per share. The net proceeds to the Company in this offering, after commissions and offering expenses, were approximately $7,199,000. Additionally, in connection with the private placement, the Company issued to the placement agent and its affiliates warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $.10 per share. The warrants become exercisable upon shareholder approval of the same and have a term of five years.

Warrants

On September 20, 2004, a warrant holder exercised in full its warrant to purchase 335,816 shares of the common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued to the warrant holder 214,058 shares of its common stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY  (continued)

On October 21, 2004, a warrant holder exercised in full its warrant to purchase 191,898 shares of common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued to the warrant holder 133,217 shares of common stock.

On October 28, 2004, a warrant holder exercised in full its warrant to purchase 176,619 shares of the common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued to the warrant holder 119,302 shares of its common stock.

At December 31, 2004, warrants to purchase 189,640 and 25,000 shares of common stock at $.10 per share are outstanding and expire on July 16, 2008 and August 4, 2009, respectively. The exercisability of the warrants to purchase 25,000 shares is subject to stockholder approval.

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

Information with respect to options under the Company’s plans is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at January 1, 2002	569,411	$1.30-11.75	$4.61
Granted	104,000	1.51-1.90	1.61
Forfeited	(347,911)	1.75-11.75	5.86

Outstanding at December 31, 2002	325,500	1.30-11.75	2.29
Granted	25,000	1.30	1.30
Forfeited	(14,000)	1.51-4.06	2.48

Outstanding at December 31, 2003	336,500	1.30-11.75	2.21
Granted	496,500	1.22-3.43	1.72
Exercised	(4,150)	1.51-1.75	1.71
Forfeited	(9,250)	1.51-1.75	1.67

Outstanding at December 31, 2004	819,600	$1.22-11.75	$1.92

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY  (continued)

The options generally vest over a three to five year period (with some subject to cliff vesting). At December 31, 2004, there are 284,034 shares available for future issuance pursuant to the Omnibus Plan.

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.22—$1.51	508,000	$1.27	8.73	55,250	$1.46
1.70—1.90	133,600	1.75	6.82	93,850	1.75
3.00—3.70	115,000	3.43	5.17	105,000	3.41
4.06—4.31	58,000	4.08	4.80	58,000	4.08
11.75	5,000	11.75	2.95	5,000	11.75

	819,600	$1.92	7.60	317,100	$2.83

Stock Retainer Plan for Nonemployee Directors

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At December 31, 2004, there are 58,109 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $129,000, $45,000 and $39,000 for the years ended December 31, 2004, 2003 and 2002, respectively, related to the issuance of common stock to directors.

NOTE 9—INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002
Domestic	$4,023,000	$(1,390,000)	$127,000
Foreign	(667,000)	(422,000)	(428,000)

	$3,356,000	$(1,812,000)	$(301,000)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES  (continued)

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current provision:
Federal	$66,000	$—	$—
State	65,000	(51,000)	38,000

	131,000	(51,000)	38,000

Deferred provision (benefit):
Federal	—	—	19,436,000
State	—	—	1,249,000

	—	—	20,685,000

	$131,000	$(51,000)	$20,723,000

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2004	2003	2002
Tax at statutory rate	$1,141,000	$(616,000)	$(102,000)
Federal alternative minimum tax	66,000	—	—
Impact of foreign taxes	27,000	—	—
State income taxes, net	274,000	(104,000)	38,000
Other permanent differences, primarily meals and entertainment	52,000	43,000	14,000
Change in valuation allowance	(1,429,000)	626,000	20,773,000

	$131,000	$(51,000)	$20,723,000

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2004	2003
Deferred tax assets (liabilities):
Net operating, credit and capital loss carryforwards	$14,614,000	$15,696,000
Warranty reserves	833,000	686,000
Other accruals and reserves	3,065,000	3,214,000
Bad debt and lease reserves	508,000	438,000
Goodwill	4,272,000	4,757,0000
Other – net	168,000	146,000
Valuation allowance	(21,787,000)	(23,147,000)
Depreciation	(1,673,000)	(1,790,000)

	$—	$—

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES  (continued)

At December 31, 2004, the Company had U.S. federal net operating loss carryforwards, which are scheduled to expire as follows:

2011	$2,620,000
2012	10,262,000
2019	3,637,000
2020	6,481,000
2021 and thereafter	11,797,000

$34,797,000

In addition, the Company has foreign net operating losses of $1,875,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $345,000, which do not expire and a federal research and development tax credit carryforward of $129,000, which expires in 2008.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” projected future taxable income generally cannot be used as a basis for recovering deferred tax assets if there are cumulative losses during recent years. Accordingly, at December 31, 2004 and 2003, the Company has a valuation allowance of $21,787,000 and $23,147,000, respectively, to reserve all of its net deferred tax assets. As of December 31, 2004, approximately $55,840,000 of taxable income is needed to fully realize deferred tax assets.

NOTE 10—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2004, 2003 and 2002, the Company paid $342,000, $163,000 and $198,000, respectively, to a law firm of which one of the directors of the Company is a member.

The Company’s Chairman, who is a principal stockholder of the Company, has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. He received salaries of $368,000, $360,000 and $327,000 for 2004, 2003 and 2002, respectively, and compensation of $45,000 in 2002 with respect to his performance in 2001.

UM’s Chief Financial Officer has served as Chief Financial Officer for the Company since February 2002 and is expected to serve in this capacity for an indefinite period of time. Expenses related to these services totaled $192,000, $144,000 and $110,000 for 2004, 2003 and 2002, respectively. UM’s General Counsel had served as General Counsel for the Company from September 2003 to February 2005. Expenses related to these services totaled $120,000 and $40,000 for 2004 and 2003, respectively. The services of the Chief Financial Officer and the General Counsel, who are employed by UM (a principal stockholder of the Company), are provided to the Company through services agreements. The total amount owed to UM for these services totaled $11,000 and $26,000 at December 31, 2004 and 2003, respectively. During 2003, UM forgave $252,000 then due it with respect to the Chief Financial Officer’s salary and other sums owed to it by the Company, which was recorded as a capital contribution.

During 2004, UM agreed to pay Cybex $250,000, representing the full cost of a sports stadium luxury box rented by Cybex, in return for use of the box. UM owed $144,000 with respect to this obligation at December 31, 2004.

During 2003 and 2002, UM lent to the Company, on a subordinated basis, $4,900,000, which bore interest at 10% and was to mature on January 1, 2004. On July 16, 2003, as part of the 2003 refinancing of the Company’s

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—RELATED PARTY TRANSACTIONS  (continued)

prior bank facility, the subordinated notes held by UM were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). A fee of $120,000 was paid in 2003 to UM relating to the issuance of the Preferred Stock. On August 2, 2004, UM exercised its right, in accordance with the terms of the Preferred Stock, to convert the outstanding shares of Preferred Stock into 3,288,600 shares of common stock. The Preferred Stock accrued cumulative dividends at the rate of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. The Company paid to UM accrued dividends of $522,000 and interest of $353,000 at the time of conversion of the Preferred Stock.

As part of the CIT and Hilco Financing Agreements, UM provided additional collateral of $3,100,000 in the form of a guarantee of certain letters of credit, which were retired in full during 2004. UM has also provided the collateral to support the required $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 12). A fee of $30,000 per quarter is paid to UM for the use of this collateral. The Company will be required to reimburse UM in the event that UM suffers a loss with respect to this collateral.

NOTE 11—COMMERCIAL LEASING

Prior to 2001, the Company had a lease financing program, through a wholly-owned subsidiary, for certain commercial customers for selected products. These leases were accounted for as sales-type leases and were generally for terms of three to five years, at which time title transferred to the lessee.

In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At December 31, 2004, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,902,000. A reserve for estimated losses under recourse provisions of $114,000 and $47,000 has been recorded based on historical and industry experience and is included in accrued expenses at December 31, 2004 and 2003, respectively.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The Company has recorded a net liability of $74,000 at December 31, 2004 in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2010 for equipment and property under noncancelable operating and capital leases. Future minimum payments under these leases at December 31, 2004 are as follows:

	Operating	Capital
2005	$556,000	$489,000
2006	448,000	373,000
2007	358,000	256,000
2008	138,000	66,000
2009	105,000	23,000
Thereafter	1,000	—

	1,606,000	1,207,000
Less: amount representing interest	—	(151,000)

	$1,606,000	1,056,000

Less: current portion		(408,000)

		$648,000

Rent expense under all operating leases for the years ended December 31, 2004, 2003 and 2002 was $366,000, $319,000 and $574,000, respectively. Interest expense related to capital leases was $95,000, $69,000 and $32,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Assets subject to capital leases had a cost of $1,546,000 and $1,010,000 and accumulated depreciation of $290,000 and $96,000 at December 31, 2004 and 2003, respectively.

Royalty Agreement

In connection with the settlement of a license dispute, the Company is required to make minimum royalty payments through November 2012. Future minimum payments included in accrued expenses (current portion) and other liabilities (long-term portion) under this arrangement are as follows at December 31, 2004:

2005	$440,000
2006	360,000
2007	360,000
2008	360,000
2009	360,000
Thereafter	1,050,000

2,930,000
Amount representing interest	(919,000)

$2,011,000

Interest expense related to this obligation was $206,000, $221,000 and $234,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES  (continued)

Purchase Obligations

The Company is required to make purchases of goods and services that are legally binding as follows as of December 31, 2004:

2005	$9,933,000
2006	989,000
2007	901,000

$11,823,000

Product Liability

Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Management believes that the outcome of known product liability claims will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company’s product liability insurance is written on a claims made basis and provides an aggregate of $5,000,000 of coverage, with a deductible of up to $250,000 per occurrence with an annual aggregate deductible of $750,000. The Company maintained an occurrence form policy from October 1998 to October 2002. This occurrence form policy also provided a seven year extended reporting period for the 1998 and previous claims made product liability policies. The Company has excess primary coverage on a per-claim and aggregate basis beyond the deductible levels and also maintains umbrella policies to supplement the primary liability coverage. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. Actual results may vary from management’s estimates.

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company’s wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies which sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company which leased to Trotter a plant located in Sharpsville, Pennsylvania. The complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Pennsylvania Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments which were made to the individual plaintiff.

A jury verdict was rendered in this litigation on February 2, 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owed certain

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES  (continued)

incentive compensation payments and rent, plus interest. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty for $48,750 on the claims related to lease issues. Such amount represented the approximate $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002.

On March 31, 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex has filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 7 and 10). Cybex intends to vigorously pursue this appeal. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserves of $1,796,000 are adequate.

Hot New Products v. Cybex International, Inc., et al

This action is in the United States District Court for the Northern District of Alabama. The plaintiff in this action is a terminated dealer of Trotter. Shortly after the termination, the plaintiff filed a State action against Trotter and Cybex, alleging fraud, breach of contract, unjust enrichment and recoupment. The plaintiff also sued another Cybex dealer alleging intentional interference with business relations. In July 1998, the plaintiff filed this antitrust complaint in federal court, alleging price discrimination and price and territory conspiracy violations. The State court case was dismissed with the State court claims refiled as part of this federal action. The plaintiff is seeking approximately $3,500,000 in compensatory damages, plus treble damages for the antitrust claims and punitive damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and denying liability and has filed a counterclaim for fraud, promissory estoppel and intentional interference with business relations. On August 14, 2003, the Court issued a ruling dismissing most of the plaintiff’s causes of action as well as all of the counterclaims asserted by Cybex. The Court allowed two of the plaintiff’s claims, one Federal claim and one State claim, to proceed to trial. Trial began on this matter on January 20, 2004. Immediately prior to trial, the plaintiff dismissed their State claim and elected to proceed to trial only on the Federal claim. On January 29, 2004 the jury returned a verdict in favor of Cybex. On February 13, 2004, the plaintiff filed a motion for a new trial, which was denied by the Court on September 3, 2004. After plaintiff filed its notice to appeal the jury verdict on October 4, 2004, the parties reached an agreement on October 14, 2004, pursuant to which the Company paid $45,000 in 2004 to the plaintiff in exchange for the plaintiff’s dismissal of the lawsuit and release of all claims.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff seeks injunctive relief and monetary damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and has asserted counterclaims. In October 2003, the Court held a preliminary hearing regarding the scope of the claims in this matter. In early March 2004, the Court issued its ruling regarding the construction of claims in this matter. The Company argued its motion for summary judgment based on the Court’s construction of claims on June 15, 2004. On August 3, 2004, the Court clarified its construction of claims in this matter. The Company subsequently filed a supplemental memorandum in further support of its motion for summary judgment on September 10, 2004. On December 15, 2004, the Court denied the Company’s motion for summary judgment and set a date for trial in June 2005. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES  (continued)

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which the management believes could invalidate the Free Motion Fitness patent and has also filed a counterclaim against Free Motion Fitness seeking damages. On September 27, 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. Since that time, additional summary judgment motions have been filed by Cybex, Free Motion Fitness and Nautilus Group. On December 31, 2003, the Court issued its Memorandum Opinion and Order regarding the various summary judgment motions of Cybex, Free Motion Fitness and Nautilus. In its opinion, the Court denied Free Motion Fitness’s summary judgment request, granted Cybex’s motion for summary judgment with regard to literal infringement but denied Cybex’s motion for summary judgment under the doctrine of equivalents, and granted Nautilus’ summary judgment request on literal infringement. On February 4, 2004, the Company filed a motion with the Court for complete summary judgment of nonfringement literally and under the doctrine of equivalents. On March 31, 2004, the Court denied Free Motion Fitness’ motion for reconsideration of its earlier judgment granting of summary judgment as to literal infringement. On that same date the Court also denied the Company’s motion for summary judgment on the issue of literal infringement pending oral arguments on the matter. A hearing and oral arguments were held on May 7, 2004, at which time the Court ruled in favor of the Company’s motion for summary judgment. The Court issued its order on that ruling on September 1, 2004 not only dismissing all of the claims of the plaintiff against the Company and Nautilus, but also dismissing the Company’s counterclaims against the plaintiff. On September 27, 2004, the plaintiff filed its notice of appeal. Subsequently, the Court on October 4, 2004, modified its judgment to award the Company $12,400 in costs. The Company has agreed to suspend collection of this judgment from the plaintiff pending the resolution of the plaintiff’s appeal.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES  (continued)

Other Litigation and Contingencies

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. Legal fees related to these matters are charged to expense as incurred.

NOTE 13 —BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. No contributions were made in the years ended December 31, 2004 and 2003 respectively. Contributions by the Company to the Plan were $166,000 for the year ended December 31, 2002. The Company elected to suspend the Company match during all of 2004 and 2003 and an eight-month period in 2002, respectively. Additionally, the Company may make discretionary contributions to the Plan. No discretionary contributions were made for the years ended December 31, 2004, 2003 or 2002.

NOTE 14—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2004 and 2003:

	2004 Quarter Ended
	March 27	June 26	September 25	December 31
Sales	$24,310,000	$24,001,000	$24,909,000	$29,803,000
Gross profit	9,084,000	9,068,000	8,624,000	10,296,000
Net income	375,000	833,000	410,000	1,607,000
Preferred stock dividends	(122,000)	(122,000)	(32,000)	—
Net income attributable to common stockholders	253,000	711,000	378,000	1,607,000
Basic net income per share	.03	.08	.03	.11
Diluted net income per share	.03	.08	.03	.10

	2003 Quarter Ended
	March 29	June 28	September 27	December 31
Sales	$20,608,000	$21,114,000	$21,886,000	$26,587,000
Gross profit	6,700,000	7,217,000	7,009,000	9,728,000
Net income (loss)	(1,787,000)	183,000	(953,000)	796,000
Preferred stock dividends	—	—	(122,000)	(122,000)
Net income (loss) attributable to common stockholders	(1,787,000)	183,000	(1,075,000)	674,000
Basic and diluted net income (loss) per share	(.20)	.02	(.12)	.08

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
For the year ended December 31, 2004
Allowance for doubtful accounts	$982,000	$390,000	$485,000	$887,000

For the year ended December 31, 2003
Allowance for doubtful accounts	$1,393,000	$348,000	$759,000	$982,000

For the year ended December 31, 2002
Allowance for doubtful accounts	$2,196,000	$227,000	$1,030,000	$1,393,000

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B.  OTHER INFORMATION

The Manufacturing and Distribution License Agreement dated November 26, 2003, among Cybex International, Inc., Impulse Technology, Ltd. and Trazer Technologies, Inc., grants to the Company a license to utilize certain technology in the development, manufacture, sale and distribution of its Trazer product. While this agreement was not material when entered into, the Company believes that it will become material as sales for this new product commence during 2005.

The Services Agreement dated August 1, 2003 between the Company and UM Holdings Ltd., pursuant to which the services of general counsel were provided to the Company by UM Holdings Ltd., was terminated by mutual agreement of the parties on February 28, 2005.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company, compliance with Section 16(a) of the Securities Exchange Act of 1934 and the Company’s Code of Ethics is incorporated herein by reference from the sections captioned “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”). For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this report.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm—Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT

The following documents are filed or incorporated by reference as a part of this report:
Financial Statements
(a)		Consolidated Financial Statements of the Company are set forth on Page F-1, Part II, Item 8 hereof and are incorporated by reference herein.
Exhibits

	3(a)(1)	Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

	3(a)(4)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 10-Q”).

	3(a)(5)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (the “June 2003 10-Q”).

	3(b)	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987.

	4(a)	Common Stock Purchase Warrant to purchase 189,640 shares of Common Stock, issued to Hilco Capital LP, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (the “September 2003 10-Q”).

	4(b)	Form of Warrant to Purchase Common Stock issued to Oppenheimer & Co. and affiliates, each dated August 5, 2004, for an aggregate of 25,000 shares, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the “September 2004 10-Q”).

	10(a)	Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Registration Statement on Form S-8 (No. 33-48124), filed May 26, 1992.*

	10(b)	Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 1994.

	10(c)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).*

	10(d)(1)	2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10(k) to the 2001 10-K.*

10(d)(2)	Amendment to 2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005 (the “February 18, 2005 Form 8-K”).*

10(e)(1)	Services Agreement dated February 26, 2002, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10(1) to the 2001 10-K.

10(e)(2)	Addendum dated August 1, 2003, to Services Agreement dated February 26, 2002 between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.8 to the September 2003 10-Q.

10(f)(1)	Forbearance Agreement dated as of April 1, 2003, among the Company, the Company’s subsidiaries which are parties thereto, Wachovia Bank, National Association, as Agent and the Lenders which are parties thereto, incorporated by reference to Exhibit 10.2 to the June 2003 10-Q.

10(f)(2)	First Amendment to Forbearance Agreement dated as of April 1, 2003, among the Company’s subsidiaries which are parties thereto, Wachovia Bank, National Association, as Agent and the Lenders which are parties thereto, incorporated by reference to Exhibit 10.3 to the June 2003 10-Q.

10(g)	Employment Agreement dated April 8, 2003, between the Company and John Aglialoro, incorporated by reference to Exhibit 10.4 to the June 2003 10-Q.*

10(h)	Subordinated Promissory Note dated April 17, 2003, in the principal amount of $2,400,000, payable to the order of UM Holdings Ltd., incorporated by reference to Exhibit 10.1 to the June 2003 10-Q.

10(i)	Subordinated Promissory Note dated May 19, 2003, in the principal amount of $990,000, payable to the order of UM Holdings Ltd., incorporated by reference to Exhibit 10.5 to the June 2003 10-Q.

10(j)	Subordinated Promissory Note dated June 20, 2003, in the principal amount of $510,000, payable to the order of UM Holdings Ltd., incorporated by reference to Exhibit 10.6 to the June 2003 10-Q.

10(k)(1)	Financing Agreement dated July 16, 2003, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the September 2003 10-Q.

10(k)(2)	First Amendment to Financing Agreement dated as of May 4, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 26, 2004 (the “June 2004 10-Q”).

10(k)(3)	Second Amendment to Financing Agreement dated as of July 13, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the September 2004 10-Q.

10(l)(1)	Financing Agreement dated July 16, 2003, between the Company and Hilco Capital LP, incorporated by reference to Exhibit 10.5 to the September 2003 10-Q.

10(1)(2)	First Amendment to Financing Agreement dated as of May 4, 2004, between the Company and Hilco Capital LP, incorporated by reference to Exhibit 10.2 to the June 2004 10-Q.

10(m)	Warrantholders Rights Agreement dated as of July 16, 2003 among the Company, certain stockholders of the Company and Hilco Capital LP, incorporated by reference to Exhibit 10.7 to the September 2003 10-Q.

10(n)(1)	Credit Agreement dated as of July 13, 2004, between the Company and GMAC Commercial Finance, LLC, incorporated by reference to Exhibit 10.1 to the September 2004 10-Q.

10(n)(2)	Amended and Restated Credit Agreement dated as of February 1, 2005, between the Company and GMAC Commercial Finance, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2005.

10(o)	Debt Conversion and Reimbursement Agreement dated as of July 16, 2003, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.1 to the September 2003 10-Q.

10(p)	Services Agreement dated August 1, 2003 between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.9 to the September 2003 10-Q.

10(q)	Management Employment Agreement dated September 30, 2004, between the Company and Ray Giannelli, incorporated by reference to Exhibit 10.3 to the September 2004 10-Q.*(1)

10(r)	Reimbursement Agreement dated as of April 28, 2004, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.

10(s)	Form of Securities Purchase Agreement dated as of August 2, 2004, between the Company and prospective investors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2004.

10(7)	Services Agreement dated February 16, 2005 between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.5 to the February 18, 2005 Form 8-K.

10(u)	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the February 18, 2005 Form 8-K.*

10(v)	Form of Notification of Participation in the 2005 Management Incentive Compensation Bonus Program for Named Executive Officers, incorporated by reference to Exhibit 10.2 to the February 18, 2005 Form 8-K.*

10(w)	Form of Notification of Participation in the 2005 Management Incentive Compensation Bonus Program for Non-Names Executive Officers, incorporated by reference to Exhibit 10.3 to the February 18, 2005 Form 8-K.*

10(x)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.4 to the September 2004 10-Q.*

10(y)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.5 to the September 2004 10-Q.*

10(z)	Manufacturing and Distribution License Agreement, dated November 26, 2003, among Impulse Technology, Ltd., Cybex International, Inc. and Trazer Technologies, Inc. (Filed herewith).

10(aa)	Stock Ownership Requirements Policy* (Filed herewith).

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Independent Registered Public Accounting Firm—KPMG LLP (Filed herewith).

31(a)	Certification of Chief Executive Officer (Filed herewith).

31(b)	Certification of Chief Financial Officer (Filed herewith).

32(a)	Statement of Chief Executive Officer pursuant to Section 1350 (Filed herewith).

32(b)	Statement of Chief Financial Officer pursuant to Section 1350 (Filed herewith).

*	Executive compensation plans and arrangements
(1)	Portions omitted due to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC. (Registrant)

By:	/s/ JOHN AGLIALORO
John Aglialoro Chairman

March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	March 25, 2005

/s/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director and Chief Financial Officer (principal financial and accounting officer)	March 25, 2005

/s/ JAMES H. CARLL James H. Carll	Director	March 25, 2005

/s/ JOAN CARTER Joan Carter	Director	March 25, 2005

/s/ DAVID FERRARI David Ferrari	Director	March 25, 2005

/s/ JERRY LEE Jerry Lee	Director	March 25, 2005

/s/ MILTON LEONTIADES Milton Leontiades, Ph.D.	Director	March 25, 2005

/s/ HARVEY MORGAN Harvey Morgan	Director	March 25, 2005

/s/ ALAN H. WEINGARTEN Alan H. Weingarten	Director	March 25, 2005