Form 10-Q
period 2005-03-26
CYBEX INTERNATIONAL INC
filed 2005-05-10
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 26, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

Yes  ☐     No  ☒

On May 10, 2005, the Registrant had outstanding 15,118,288 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
Net sales	$24,759	$24,421
Cost of sales	15,904	15,166

Gross profit	8,855	9,255
Selling, general and administrative expenses	8,083	7,942

Operating income	772	1,313
Interest expense, net	596	928

Income before income taxes	176	385
Income tax expense	57	10

Net income	119	375
Preferred stock dividends	—	122
Net income attributable to common stockholders	$119	$253

Basic and diluted net income per share	$.01	$.03

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 26, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$628	$1,826
Accounts receivable, net of allowance of $753 and $887	14,159	15,891
Inventories	8,687	8,014
Prepaid expenses and other	1,734	1,684

Total current assets	25,208	27,415
Property, plant and equipment, net	13,643	13,544
Goodwill	11,247	11,247
Other assets	2,595	2,280

	$52,693	$54,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,103	$9,116
Current portion of capital leases	533	408
Accounts payable	5,632	5,377
Accrued expenses	9,289	9,196

Total current liabilities	21,557	24,097
Long-term debt	11,876	11,489
Capital leases	684	648
Other liabilities	2,424	2,466

Total liabilities	36,541	38,700

Contingencies (Note 8)
Stockholders’ Equity:
Common stock, $.10 par value, 20,000 shares authorized, 15,327 and 15,303 shares issued	1,533	1,530
Additional paid-in capital	57,544	57,464
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(40,472)	(40,591)
Accumulated other comprehensive loss	(202)	(366)

Total stockholders’ equity	16,152	15,786

	$52,693	$54,486

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
OPERATING ACTIVITIES:
Net income	$119	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	892	897
Amortization of deferred financing costs	134	211
Provision for doubtful accounts	57	56
Net change in other operating assets and liabilities	1,859	(771)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,061	768

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(881)	(120)
Deposits related to equipment purchases	(615)	(434)

NET CASH USED IN INVESTING ACTIVITIES	(1,496)	(554)

FINANCING ACTIVITIES:
Net borrowings (repayments) of term loans	614	(350)
Net borrowings (repayments) under revolving loan	(3,240)	506
Deferred financing costs	—	(5)
Proceeds from exercise of stock options	7	—
Principal payments on capital leases	(144)	(97)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,763)	54

NET INCREASE (DECREASE) IN CASH	(1,198)	268

CASH, beginning of period	1,826	749

CASH, end of period	$628	$1,017

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$333	$725
Cash paid for income taxes	98	11
Capital leases	305	—

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2005 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2004, its Current Reports on Form 8-K, and its proxy statement dated April 6, 2005.

Certain reclassifications to prior year amounts have been made to conform to the current presentation.

NOTE 2 — ACCOUNTING FOR GUARANTEES

From time to time, the Company, through Cybex Capital Corporation, a wholly-owned subsidiary, arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment, as well as other equipment sold by third parties. While most of these financings are without recourse, in certain cases the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At March 26, 2005, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,934,000. A reserve for estimated losses under recourse provisions of $94,000 has been recorded based on historical and industry experience and is included in accrued expenses at March 26, 2005. At March 26, 2005, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company also has a net liability of $70,000 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is being reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years, depending on the type of equipment. The accrued warranty obligation is provided at the time of product sale based on management’s estimates, which are developed from historical information and certain assumptions about future events, which are subject to change. The following table sets forth the change in the liability for product warranties during the three months ended March 26, 2005:

Balance as of January 1, 2005	$2,235,000
Payments made under warranty	(482,000)
Accrual for product warranties issued	628,000

Balance as of March 26, 2005	$2,381,000

NOTE 3 — STOCK-BASED COMPENSATION

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net income and net income per share disclosures for stock-based compensation as if the fair-value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosures for its stock-based compensation in accordance with the provisions of SFAS No. 123 and SFAS No. 148.

	Three Months Ended
	March 26, 2005	March 27, 2004
Net income attributable to common stockholders	$119,000	$253,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(37,000)	(24,000)

Pro forma net income attributable to common stockholders	$82,000	$229,000

Basic and diluted net income per share:
As reported	$.01	$.03

Pro forma	$.01	$.02

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (fiscal 2006 for the Company). The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will result in a charge of $125,000 for 2006, $100,000 for 2007, $50,000 for 2008, relating to options issued prior to the date of adoption of SFAS No. 123R. Options granted after December 31, 2004 will result in additional charges.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	March 26, 2005	December 31, 2004
Raw materials	$3,666,000	$3,703,000
Work in process	2,232,000	2,080,000
Finished goods	2,789,000	2,231,000

	$8,687,000	$8,014,000

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 26, 2005	December 31, 2004
Working capital loans	$4,203,000	$7,443,000
Bank term loans	13,776,000	13,162,000

	17,979,000	20,605,000
Less – current portion	(6,103,000)	(9,116,000)

	$11,876,000	$11,489,000

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

On July 13, 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of the CIT Financing Agreement (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan under the Hilco Financing Agreement, repay a $1,600,000 term loan from CIT and pay financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan. The Company prepaid $3,000,000 of the GMAC term loan in September

2004 with the proceeds from its common stock private placement. On February 1, 2005, the Company entered into an amendment and restatement of the GMAC Credit Agreement (as amended, the “Amended GMAC Credit Agreement”) that provides for a new $3,000,000 equipment credit line. Under this equipment credit line, the Company may from time-to-time until September 2005, borrow up to $3,000,000 to finance equipment and machinery purchases. Borrowings under the equipment credit line have the same maturity date, are secured by the same collateral and bear interest at the same rates as the existing GMAC term loan, which continues without change. All other terms of the original GMAC Credit Agreement remain materially the same. The GMAC loans are secured by the Company’s real estate, fixtures and equipment.

The CIT Amended Financing Agreement provides for a term loan of $4,000,000 and continues the working capital revolving loans with the same maximum limitation. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment.

At March 26, 2005, there was outstanding $4,203,000 in working capital loans and $13,776,000 of term loans. Availability under the revolving loan fluctuates daily. At March 26, 2005, there was $9,591,000 in unused availability under the revolving loan.

The CIT loans bear interest at rates ranging between LIBOR plus 2.5% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid (5.50% at March 26, 2005), except for (a) prior to July 13, 2004, a $3,000,000 term loan, which bore interest at the prime rate plus 5%, with a minimum rate of 10% (10% at June 26, 2004) and (b) after July 13, 2004, the $4,000,000 term loan which bears interest at the prime rate plus 3%, with a minimum of 7% (8.75% at March 26, 2005). The $4,000,000 CIT term loan is due in equal quarterly principal installments of $250,000, with the balance of $1,250,000 due at maturity on June 29, 2007. Interest is payable monthly. The GMAC loans bear interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%). The GMAC term loan is due in equal monthly payments of $61,000 with the balance of $6,361,000 due at maturity on August 1, 2009. Each advance under the GMAC equipment credit line will be retired with equal principal installments payable monthly to August 2009, with any remaining unpaid principal due at maturity on August 1, 2009. The prime rate was 5.75% and LIBOR was 2.69% at March 26, 2005. The Hilco loan bore interest at the prime rate plus 11.5%, with a minimum of 15.5%.

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of March 26, 2005. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

Pursuant to the CIT Financing Agreement, the Company issued, in July 2003, a warrant to CIT to purchase 176,619 shares of common stock, at an exercise price of $1.35 per share. Pursuant to the Hilco Financing Agreement, the Company issued, in July 2003, a warrant to Hilco to purchase 189,640 shares of common stock, at an exercise price of $.10 per share. The warrants issued to CIT and Hilco have a term of five years, are exercisable immediately, and had a fair value of $42,000 and $226,000, respectively, at the date of grant. These amounts were recorded as deferred financing costs in 2003. The fair value of these warrants was determined using the Black-Scholes pricing model using an expected volatility of 16%, the contractual term of the warrants, and a risk-free interest rate of 2.87%. The CIT warrant was exercised during 2004.

During 2003 and 2002, UM Holdings Ltd. (“UM”), a principal stockholder of the Company, lent to the Company, on a subordinated basis, $4,900,000. On July 16, 2003, as part of the 2003 refinancing of the Company’s prior bank facility, $4,900,000 of subordinated notes held by UM were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). On August 2, 2004, UM exercised its right, in accordance with the terms of the Preferred Stock, to convert the outstanding shares of Preferred Stock into 3,288,600 shares of Common Stock. The Preferred Stock accrued cumulative dividends at the rate of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. The Company paid to UM accrued dividends of $522,000 and interest of $353,000 at the time of conversion of the Preferred Stock.

UM has provided the collateral to support the required $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 8). The Company will be required to reimburse UM if it suffers a loss with respect to this collateral.

In 1992, an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bond was retired during the fourth quarter of 2004.

On September 8, 2004, Cybex entered into two interest rate caps with a financial intermediary to lock in 1-month LIBOR at a maximum of 3% for the two-year period ending September 8, 2006 related to the Company’s GMAC term debt facility and CIT revolving credit facility. The cost of the interest rate caps were approximately $97,000. The interest rate caps are accounted for as cash flow hedges and the cost of the interest rate caps is being amortized on a straight-line basis over two years, which approximates the period during which the individual caplets related to each forecasted interest payment expire. Changes in the fair value of the interest rate caps are recorded within accumulated other comprehensive loss. At March 26, 2005, the change in the fair value of the interest rate caps was $81,000.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock:

On August 2, 2004, the Company issued 3,288,600 shares of Common Stock upon exercise by the holder of the Company’s Preferred Stock of its right to convert all such outstanding preferred shares into common stock.

The Company consummated on August 5, 2004 a private placement to accredited investors of 2,430,000 shares of common stock, at a price of $3.30 per share. The net proceeds to the Company in this offering, after commissions and offering expenses, were approximately $7,199,000. Additionally, in connection with the private placement, the Company issued to the placement agent and its affiliates warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants have a term of five years.

Warrants:

On September 20, 2004, a warrant holder exercised in full its warrant to purchase 335,816 shares of the common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued to the warrant holder 214,000 shares of its common stock.

On October 21, 2004, a warrant holder exercised in full its warrant to purchase 191,898 shares of common stock of the Company. Pursuant to the exercise provisions of this warrant, the Company issued to the warrant holder 133,217 shares of its common stock.

On October 28, 2004, a warrant holder exercised in full its warrant to purchase 176,619 shares of the common stock of the Company. Pursuant to the exercise provisions of this warrant, the Company issued to the warrant holder 119,302 shares of its common stock.

At March 26, 2005, warrants to purchase 189,640 and 25,000 shares of common stock at $.10 per share were outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income:

	Three Months Ended
	March 26, 2005	March 27, 2004
Net income	$119	$375
Other comprehensive income:
Foreign currency translation adjustment	82	257
Change in fair value of hedge	81	—

Comprehensive income	$282	$632

NOTE 7 — NET INCOME PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	Three Months Ended
	March 26, 2005	March 27, 2004
Shares used in computing basic net income per share	15,105,000	8,868,000
Dilutive effect of options and warrants	619,000	431,000

Shares used in computing diluted net income per share	15,724,000	9,299,000

For the three months ended March 26, 2005 and March 27, 2004, options to purchase 63,000 and 68,000 shares, respectively, of the Company’s common stock at exercise prices ranging from $4.06 to $11.75 and $3.00 to $11.75 per share, respectively, were outstanding but were not included in the calculation of diluted net income per share since the result would be anti-dilutive.

NOTE 8 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. At March 26, 2005, a reserve of $1,961,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred.

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company’s wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies that sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company that leased to Trotter a plant located in Sharpsville, Pennsylvania.The complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Pennsylvania Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments that were made to the individual plaintiff.

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

On March 31, 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex has filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722. Cybex intends to vigorously pursue this appeal. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve of $1,818,000 is adequate.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff seeks injunctive relief and monetary damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and has asserted counterclaims. In October 2003, the Court held a preliminary hearing regarding the scope of the claims in this matter. In early March 2004, the Court issued its ruling regarding the construction of claims in this matter. The Company argued its motion for summary judgment based on the Court’s construction of claims on June 15, 2004. On August 3, 2004, the Court clarified its construction of claims in this matter. The Company subsequently filed a supplemental memorandum in further support of its motion for summary judgment on September 10, 2004. On December 15, 2004, the Court denied the Company’s motion for summary judgment. The Company intends to vigorously defend this litigation and prosecute its counterclaims.

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

The Company has reached a settlement in principle of these actions pursuant to which the Company is to receive a license under Biosig’s patents permitting past and future sales of products in return for a lump sum payment of $85,000.

NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). Under SFAS No. 151, such items will be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company for inventory costs incurred on or after January 1, 2006.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, and the ability of the Company to comply with the terms of its credit facilities. Further information on these and other factors which could affect the Company’s financial results can be found in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K, including Part I thereof, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated April 6, 2005.

OVERVIEW

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and consumer markets.

RESULTS OF OPERATIONS

NET SALES

Cybex’s net sales increased $338,000, or 1%, to $24,759,000 for the first quarter of 2005 from $24,421,000 for the first quarter of 2004. For the first quarter of 2005, sales of cardiovascular products increased $2,657,000, or 25%, to $13,325,000 and sales of strength products decreased $2,041,000, or 19%, to $8,801,000. The increase in sales of cardiovascular products was predominately driven by an increase in ArcTrainer sales partially offset by lower treadmill sales. Sales of the ArcTrainer increased 77% in the first quarter compared to the same period in 2004. The decrease in sales of strength products for the quarter was primarily due to lower sales levels of older product lines. A new strength line is scheduled to be introduced by the end of 2005. Freight, parts and other revenue decreased $278,000, or 10%, to $2,633,000 in the first quarter of 2005.

GROSS MARGIN

Gross margin decreased to 35.8% in the first quarter of 2005 from 37.9% in the prior year first quarter predominantly due to higher direct material costs, primarily steel. The higher direct material costs were partially offset (.3%) by lower warranty expense.

Throughout 2004 and during the first quarter of 2005 the Company experienced increases in the price of steel, a major component of the Company’s products. In response to these price increases during 2004, the Company instituted product surcharges and price increases. The negative impact on gross margins from the steel price increases for the first quarter of 2005 compared to the corresponding 2004 period was approximately 2.2% for the first quarter of 2005. The Company expects that gross margins will continue to be negatively impacted by steel prices in 2005. Additionally, customer reaction to price increases and surcharges instituted in response to these cost increases could negatively impact net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $141,000, or 2%, to $8,083,000 in the first quarter of 2005 compared to $7,942,000 in the first quarter of 2004, predominantly due to increased sales and marketing expenses ($376,000) offset by decreased legal costs ($230,000). Selling, general and administrative expenses represented 32.6% of sales in 2005 compared to 32.5% of sales in 2004.

NET INTEREST EXPENSE

Net interest expense decreased by $332,000 in the first quarter of 2005 compared to the corresponding period of 2004. The decrease in 2005 was due to lower interest rates following the July 2004 refinancing, lower amortization of deferred financing costs and lower debt balances.

PREFERRED STOCK DIVIDENDS

The Company’s Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”) was issued in July 2003 and converted by the holder thereof into shares of common stock in August 2004. The holder of the Preferred Stock was entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. Such dividends decreased the net income attributable to common stockholders for purposes of computing net income per share in the first quarter of 2004. In accordance with the terms of the Preferred Stock, all accrued dividends on the Preferred Stock, in the amount of $522,000, were paid at the time of conversion in August 2004.

INCOME TAXES

In a prior year, the Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004, deferred tax assets of approximately $21,787,000 were available to the Company to offset future taxable income. Management will re-evaluate the need for the valuation reserve in future periods. Management does not expect to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized. The amounts recorded for income tax expense for the three months ended March 26, 2005 and March 27, 2004 relate to state taxes and federal alternative minimum tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 26, 2005, the Company had working capital of $3,651,000 compared to $3,318,000 of working capital at December 31, 2004. The net increase in working capital is primarily due to cash provided by operating activities, partially offset by the use of cash to fund equipment purchases.

For the three months ended March 26, 2005, the Company generated $3,061,000 of cash from operating activities compared to $768,000 for the three months ended March 27, 2004. The increase in cash provided by operating activities is primarily due to the $2,630,000 net change in operating assets and liabilities in the three months ended March 26, 2005 compared to the corresponding period of 2004, primarily as a result of the decrease in accounts receivable due to lower sales levels and changes in inventory levels.

Cash used in investing activities of $1,496,000 during the three months ended March 26, 2005 consisted of purchases and deposits on manufacturing tooling and equipment of $1,000,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $496,000. Cash used in investing activities of $554,000 during the three months ended March 27, 2004 relates primarily to purchases and deposits on equipment and tooling for the manufacturing of new products and improvements to the Company’s computer network.

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

At March 26, 2005, there was outstanding $4,203,000 in working capital loans and $13,776,000 of term loans. Availability under the revolving loan fluctuates daily. At March 26, 2005, there was $9,591,000 in unused availability under the revolving loan.

The Company, as required in connection with its appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al, has posted a letter of credit in the amount of $2,945,722. The collateral to support this letter of credit has been provided by UM Holdings Ltd. (“UM”), a principal stockholder of the Company. The Company will be required to reimburse UM for any loss it suffers with respect to this collateral support. No cash payments to the plaintiffs will be required with respect to this judgment until the end of the appeal process, which is still pending. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve of $1,818,000 is adequate. Management also believes it will have adequate liquidity to satisfy this judgment if its appeal is ultimately unsuccessful.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements as of March 26, 2005:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt	$17,979,000	$6,103,000	$4,301,000	$7,575,000	$—
Royalty agreement	2,840,000	440,000	720,000	720,000	960,000
Capital lease obligations	1,364,000	616,000	676,000	72,000	—
Operating lease commitments	1,490,000	544,000	745,000	201,000	—
Purchase obligations	13,836,000	10,169,000	3,667,000	—	—

Total	$37,509,000	$17,872,000	$10,109,000	$8,568,000	$960,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through a wholly-owned subsidiary, for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At March 26, 2005, the maximum contingent liability under all recourse provisions was approximately $4,934,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at March 26, 2005 and December 31, 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgements, including those related to the allowance for doubtful accounts, realizability of inventory, reserves for warranty obligations, reserves for legal matters and product liability, recoverability of goodwill and valuation of deferred tax assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company’s results of operations and financial position. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

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

Valuation of deferred tax assets. At December 31, 2004, there was a valuation allowance of $21,787,000 against the carrying value of the Company’s deferred income tax assets. Approximately $55,840,000 of future taxable income is needed prior to the expiration of the net operating losses to fully realize the Company’s net deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from the disclosure within the Company’s Report on Form 10-K for the year ended December 31, 2004.

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

Kirila et al v. Cybex International, Inc., et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2004 for a description of these proceedings.

Free Motion Fitness v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2004 for a description of these proceedings.

Colassi v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2004 for a description of these proceedings.

Cybex International, Inc. v. Biosig Instruments, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2004 for a description of these proceedings. The Company has reached a settlement in principle of these actions pursuant to which the Company is to receive a license under Biosig’s patents permitting past and future sales of products in return for a lump sum payment of $85,000.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibit 31.1 – Certification of Chief Executive Officer.

      Exhibit 31.2 – Certification of Chief Financial Officer.

      Exhibit 32.1 – Statement of Chief Executive Officer.

      Exhibit 32.2 – Statement of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC.

May 10, 2005	By:	/s/ JOHN AGLIALORO
John Aglialoro Chairman and Chief Executive Officer

May 10, 2005	By:	/s/ ARTHUR W. HICKS, JR.
Arthur W. Hicks, Jr. Chief Financial Officer