Form 10-Q
period 2005-06-25
CYBEX INTERNATIONAL INC
filed 2005-08-08
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 25, 2005.

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

On August 8, 2005, the Registrant had outstanding 15,130,289 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net sales	$27,197	$24,073	$51,956	$48,493
Cost of sales	17,546	14,856	33,450	30,021

Gross profit	9,651	9,217	18,506	18,472

Selling, general and administrative expenses	7,966	7,431	16,049	15,373

Operating income	1,685	1,786	2,457	3,099

Interest expense, net	619	953	1,215	1,881

Income before income taxes	1,066	833	1,242	1,218
Income taxes	28	—	85	10

Net income	1,038	833	1,157	1,208

Preferred stock dividends	—	122	—	244

Net income attributable to common stockholders	$1,038	$711	$1,157	$964

Basic net income per share	$.07	$.08	$.08	$.11

Diluted net income per share	$.07	$.08	$.07	$.10

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 25, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$552	$1,826
Accounts receivable, net of allowance of $626 and $887	14,964	15,891
Inventories	8,869	8,014
Prepaid expenses and other	2,006	1,684

Total current assets	26,391	27,415
Property, plant and equipment, net	14,909	13,544
Goodwill	11,247	11,247
Other assets	1,900	2,280

	$54,447	$54,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$4,369	$9,116
Current portion of capital leases	517	408
Accounts payable	4,966	5,377
Accrued expenses	10,775	9,196

Total current liabilities	20,627	24,097
Long-term debt	13,839	11,489
Capital leases	564	648
Other liabilities	2,246	2,466

Total liabilities	37,276	38,700

Contingencies (Note 8)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 15,339 and 15,303 shares issued	1,534	1,530
Additional paid-in capital	57,561	57,464
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(39,434)	(40,591)
Accumulated other comprehensive loss	(239)	(366)

Total stockholders’ equity	17,171	15,786

	$54,447	$54,486

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 25, 2005	June 26, 2004
OPERATING ACTIVITIES:
Net income	$1,157	$1,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,799	1,812
Amortization of deferred financing costs	270	421
Provision for doubtful accounts	200	212
Change in fair value of foreign currency contract	(103)	—
Net change in other operating assets and liabilities	873	(644)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,196	3,009

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,714)	(962)
Deposits related to equipment purchases	(88)	(20)

NET CASH USED IN INVESTING ACTIVITIES	(2,802)	(982)

FINANCING ACTIVITIES:
Net borrowings (repayments) of term loans	3,139	(1,100)
Net repayments under revolving loan	(5,536)	(589)
Deferred financing costs	(16)	(8)
Proceeds from exercise of stock options	24	—
Principal payments on capital leases	(279)	(249)

NET CASH USED IN FINANCING ACTIVITIES	(2,668)	(1,946)

INCREASE (DECREASE) IN CASH	(1,274)	81

CASH, beginning of period	1,826	749

CASH, end of period	$552	$830

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$737	$1,426
Cash paid for income taxes	167	11
Capital leases	304	109

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 25, 2005 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2004, this Report on Form 10-Q, its Current Reports on Form 8-K, and its proxy statement dated April 6, 2005.

Certain reclassifications to prior year amounts have been made to conform to the current presentation.

NOTE 2 — ACCOUNTING FOR GUARANTEES

From time to time, the Company, through Cybex Capital Corporation, a wholly-owned subsidiary, arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment, as well as other equipment sold by third parties. While most of these financings are without recourse, in certain cases the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At June 25, 2005, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,330,000. A reserve for estimated losses under recourse provisions of $109,000 has been recorded based on historical and industry experience and is included in accrued expenses at June 25, 2005. At June 25, 2005, in accordance with Financial Accountant Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company also has a net liability of $63,000 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is being reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change. The following table sets forth the change in the liability for product warranties during the six months ended June 25, 2005:

Balance as of January 1, 2005	$2,235,000
Payments made under warranty	(1,037,000)
Accrual for product warranties issued	1,413,000

Balance as of June 25, 2005	$2,611,000

NOTE 3 –STOCK-BASED COMPENSATION

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

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income attributable to common stockholders	$1,038,000	$711,000	$1,157,000	$964,000
Stock-based compensation included in net income	15,000	26,000	29,000	40,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(53,000)	(51,000)	(104,000)	(89,000)

Pro forma net income attributable to common stockholders	$1,000,000	$686,000	$1,082,000	$915,000

Basic net income per share:

As reported	$.07	$.08	$.08	$.11

Pro forma	$.07	$.08	$.07	$.10

Diluted net income per share:

As reported	$.07	$.08	$.07	$.10

Pro forma	$.06	$.08	$07	$.10

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (fiscal 2006 for the Company). The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include the modified prospective and modified retrospective methods. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will result in an estimated charge of $123,000 for 2006, $99,000 for 2007, $46,000 for 2008 relating to options issued prior to the date of adoption of SFAS No. 123R. Options granted after June 30, 2005 will result in additional charges and forfeitures could reduce the charges.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	June 25, 2005	December 31, 2004
Raw materials	$4,219,000	$3,703,000
Work in process	2,131,000	2,080,000
Finished goods	2,519,000	2,231,000

	$8,869,000	$8,014,000

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 25, 2005	December 31, 2004
CIT working capital loans	$1,907,000	$7,443,000
CIT term loan	6,250,000	3,500,000
GMAC real estate term loan	9,356,000	9,662,000
GMAC equipment credit line	695,000	—

	18,208,000	20,605,000
Less – current portion	(4,369,000)	(9,116,000)

	$13,839,000	$11,489,000

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

On July 13, 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of the CIT Financing Agreement (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan under the Hilco Financing Agreement, repay a $1,600,000 term loan from CIT and pay financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan. The Company prepaid $3,000,000 of the GMAC term loan in September 2004 with the proceeds from its common stock private placement. On February 1, 2005, the Company entered into an amendment and restatement of the GMAC Credit Agreement (as amended, the “GMAC Amended Credit Agreement”) that provides for a new $3,000,000 equipment credit line. Under this equipment credit line, the Company may from time-to-time until September 2005, borrow up to $3,000,000 to finance equipment and machinery purchases. Borrowings under the equipment credit line have the same maturity date, are secured by the same collateral and bear interest at the same rates as the existing GMAC term loan, which continues without change. On August 2, 2005, the Company entered into a sale/leaseback arrangement with respect to its Owatonna, Minnesota manufacturing, warehouse and office facility. The net proceeds from the transaction were used in part to prepay $3,067,000 of the term loan under the GMAC Amended Credit Agreement. All other terms of the original GMAC Credit Agreement remain materially the same. The GMAC loans are secured by the Company’s real estate, fixtures and equipment.

The CIT Amended Financing Agreement provided for a term loan of $4,000,000 and continued the working capital revolving loans with the same maximum limitation. On May 21, 2005, the Company entered into an amendment to the CIT Amended Financing Agreement which increased the term loan to $6,250,000. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment.

At June 25, 2005, there was outstanding $1,907,000 in working capital loans and $16,301,000 of term loans. Availability under the revolving loan fluctuates daily. At June 25, 2005, there was $9,362,000 in unused availability under the working capital revolving loan.

The CIT loans bear interest at rates ranging between LIBOR plus 2.5% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid (5.75% at June 25, 2005), except for (a) prior to July 13, 2004, a $3,000,000 term loan, which bore interest at the prime rate plus 5%, with a minimum rate of 10% (10% at June 26, 2004) and (b) after July 13, 2004, the term loan which bears interest at the prime rate plus 3%, with a minimum of 7% (9% at June 25, 2005). The $6,250,000 CIT term loan, as amended, is due in equal quarterly principal installments of $390,625, with the balance of $1,953,125 due at maturity on June 30, 2008. Interest is payable monthly. The GMAC real estate term loan bears interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%). The GMAC real estate term loan is due in equal monthly principal payments of $61,000 with the balance of $6,361,000 due at maturity on August 1, 2009. Each advance under the GMAC equipment credit line will be retired with equal principal installments payable monthly through July 2009, with any remaining unpaid principal due at maturity on August 1, 2009. The prime rate was 6.00% and LIBOR was 3.11% at June 25, 2005. The Hilco loan bore interest at the prime rate plus 11.5%, with a minimum of 15.5%.

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of June 25, 2005. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

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

UM provided the collateral to support a $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 8). This letter of credit was replaced during the second quarter of 2005 by a letter of credit issued under the CIT Amended Financing Agreement.

In 1992, borrowings under an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bond was retired during the fourth quarter of 2004.

On September 8, 2004, Cybex entered into two interest rate caps with a financial intermediary to lock in 1-month LIBOR at a maximum of 3% for the two-year period ending September 8, 2006 related to the Company’s GMAC term debt facility and CIT revolving credit facility. The cost of the interest rate caps was approximately $97,000. The interest rate caps are accounted for as cash flow hedges and the cost of the interest rate caps is being amortized on a straight-line basis over two years, which approximates the period during which the individual caplets related to each forecasted interest payment expire. Changes in the fair value of the interest rate caps are recorded within accumulated other comprehensive loss. The change in the fair value of the interest rate caps for the three and six months ended June 25, 2005 was a decrease of $32,000 and an increase of $49,000, respectively.

Cybex entered into a series of 13 forward contracts on February 28, 2005 whereby Cybex pays Wachovia Bank 140,211.64 British Sterling and Wachovia Bank pays Cybex $265,000 each month. The purpose of these transactions is to hedge the foreign currency exposure of sales made in the UK in British Sterling. Cybex UK’s sales are in British Sterling while its purchases of inventory from the Company are paid in US dollars. The above transaction is not considered eligible for hedge accounting based on guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock:

On August 2, 2004, the Company issued 3,288,600 shares of Common Stock upon exercise by the holder of the Company’s Preferred Stock of its right to convert all such outstanding preferred shares into common stock.

On August 5, 2004, the Company consummated a private placement to accredited investors of 2,430,000 shares of common stock, at a price of $3.30 per share. The net proceeds to the Company in this offering, after commissions and offering expenses, were approximately $7,199,000. Additionally, in connection with the private placement, the Company issued to the placement agent and its affiliates warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants have a term of five years.

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

At June 25, 2005, warrants to purchase 189,640 and 25,000 shares of common stock at $.10 per share were outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income	$1,038	$833	$1,157	$1,208
Other comprehensive income (loss):
Foreign currency translation adjustment	(5)	30	77	287
Change in fair value of hedge	(32)	—	50	—

Comprehensive income	$1,001	$863	$1,284	$1,495

NOTE 7 — NET INCOME PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Shares used in computing basic net income per share	15,121,000	8,868,000	15,113,000	8,868,000
Dilutive effect of options and warrants	569,000	595,000	595,000	530,000

Shares used in computing diluted net income per share	15,690,000	9,463,000	15,708,000	9,398,000

For the three and six months ended June 25, 2005, options to purchase 62,000 of the Company’s common stock at exercise prices ranging from $3.70 to $4.32 per share were outstanding but were not included in the calculation of diluted net income per share since the result would be anti-dilutive. For the three and six months ended June 26, 2004, options to purchase 63,000 and 68,000 shares, respectively, of the Company’s common stock at exercise prices ranging from $4.06 to $11.75 and $3.00 to $11.75 per share, respectively, were outstanding but were not included in the calculation of diluted net income per share since the result would be anti-dilutive.

NOTE 8 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. At June 25, 2005, a reserve of $1,850,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred.

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company’s wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies that sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company that leased to Trotter a plant located in Sharpsville, Pennsylvania. The complaint in this matter was not served upon the defendants until the second quarter of 1998. The complaint, among other things, alleged wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, breach of the lease agreement and the asset purchase agreement, tortious interference with business relationships, fraud, negligent misrepresentation, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion, unfair competition and violation of the Pennsylvania Wage Payment and Collection Law. The complaint also sought specific performance of the lease, the employment agreement and the indemnification provisions of the asset purchase agreement, and an unspecified amount of compensatory and punitive damages and expenses. The Company filed an answer to the complaint denying the material allegations of the complaint and denying liability and it further asserted counterclaims against the plaintiffs, including for repayment of over-allocations of expenses under the lease and certain excess incentive compensation payments that were made to the individual plaintiff.

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

On March 31, 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex has filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 5). Cybex intends to vigorously pursue this appeal. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve of $1,850,000 is adequate.

Colassi v. Cybex International, Inc.

This action is in the United States District Court for the District of Massachusetts. The plaintiff alleges that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff seeks injunctive relief and monetary damages. The Company has filed an answer to the complaint denying the material allegations of the complaint and has asserted counterclaims. In October 2003, the Court held a preliminary hearing regarding the scope of the claims in this matter. In early March 2004, the Court issued its ruling regarding the construction of claims in this matter. The Company argued its motion for summary judgment based on the Court’s construction of claims on June 15, 2004. On August 3, 2004, the Court clarified its construction of claims in this matter. The Company subsequently filed a supplemental memorandum in further support of its motion for summary judgment on September 10, 2004. On December 15, 2004, the Court denied the Company’s motion for summary judgment. The Company intends to vigorously defend this litigation and prosecute its counterclaims. The trial is expected to take place in late August 2005.

Free Motion Fitness v. Cybex International, Inc.

On December 31, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed U.S. Patent No. 6,238,323, allegedly owned by Free Motion Fitness. The Company did not receive service on this matter until April 2, 2002. The action was filed in the United States District Court for the District of Utah. The Company has filed an answer that includes claims which management believes could invalidate the Free Motion Fitness patent and has also filed a counterclaim against Free Motion Fitness seeking damages. On September 27, 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. Since that time, additional summary judgment motions have been filed by Cybex, Free Motion Fitness and Nautilus Group. On December 31, 2003, the Court issued its Memorandum Opinion and Order regarding the various summary judgment motions of Cybex, Free Motion Fitness and Nautilus. In its opinion, the Court denied Free Motion Fitness’s summary judgment request, granted Cybex’s motion for summary judgment with regard to literal infringement but denied Cybex’s motion for summary judgment under the doctrine of equivalents, and granted Nautilus’ summary judgment request on literal infringement. On February 4, 2004, the Company filed a motion with the Court for complete summary judgment of nonfringement literally and under the doctrine of equivalents. On March 31, 2004, the Court denied Free Motion Fitness’ motion for reconsideration of its earlier judgment granting of summary judgment as to literal infringement. On that same date the Court also denied the Company’s motion for summary judgment on the issue of literal infringement pending oral arguments on the matter. A hearing and oral arguments were held on May 7, 2004, at which time the Court ruled in favor of the Company’s motion for summary judgment. The Court issued its order on that ruling on September 1, 2004 not only dismissing all of the claims of the plaintiff against the Company and Nautilus, but also dismissing the Company’s counterclaims against the plaintiff. On September 27, 2004, the plaintiff filed its notice of appeal. Subsequently, the Court on October 4, 2004 modified its judgment to award the Company $12,400 in costs. The Company has agreed to suspend collection of this judgment from the plaintiff pending the resolution of the plaintiff’s appeal.

Cybex International, Inc. v. Biosig Instruments, Inc.

On August 24, 2004, the Company commenced a declaratory judgment action in the United States District Court for the District of Massachusetts against Biosig Instruments, Inc., of Canada, seeking a declaration of non-infringement with respect to certain of Biosig’s patents and a declaration that Biosig’s patents are invalid. The Company then commenced a parallel action in the Federal Court of Canada, seeking the same relief with respect to Biosig’s Canadian patents. In response to the lawsuit in Massachusetts, on August 26, 2004, Biosig commenced an action in the Southern District of New York alleging that the Company had infringed Biosig’s patents and that the Company had breached certain provisions of a confidentiality agreement that the Company entered into with Biosig. Biosig’s complaint sought compensatory damages of not less than $5,000,000.

The Company has reached a confidential settlement of these actions pursuant to which the Company has received a license under Biosig’s patents permitting past and future sales of products.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

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

RESULTS OF OPERATIONS

NET SALES

Cybex’s net sales increased $3,124,000, or 13%, to $27,197,000 for the second quarter ended June 25, 2005 from $24,073,000 for the second quarter ended June 26, 2004. For the six months ended June 25, 2005, net sales increased $3,463,000, or 7%, to $51,956,000 from $48,493,000 compared to the same period in 2004. For the second quarter of 2005, sales of cardiovascular products increased $3,368,000, or 29%, to $15,113,000 and sales of strength products decreased $147,000, or 2%, to $9,611,000. For the six months ended June 25, 2005, sales of cardiovascular products increased $6,026,000, or 27%, to $28,438,000 and sales of strength products decreased $2,188,000, or 11%, to $18,412,000. The sales increase of cardiovascular products was predominately driven by an increase in ArcTrainer sales. Sales of the ArcTrainer increased 45% in the second quarter and 59% for the six months ended June 25, 2005 compared to the same periods in 2004. The decrease in sales of strength products for the quarter and the six months ended June 25, 2005 is believed to be partially caused by customers waiting for a new product line, which is scheduled to be introduced late in 2005. Freight, parts and other revenue decreased $97,000, or 4%, to $2,473,000 in the second quarter of 2005 and decreased $375,000, or 11%, to $5,106,000 for the six months ended June 25, 2005.

GROSS MARGIN

Gross margin decreased to 35.5% in the second quarter of 2005 from 38.3% in the prior year second quarter predominantly due to higher direct material costs (2.7 percentage points), primarily steel, and warranty costs (.6 percentage points) mainly due to the mix of product sales. These higher costs were offset in part by efficiencies derived from higher volumes.

Gross margin for the six months ended June 25, 2005 decreased to 35.6% from 38.1% for the same period in 2004 predominantly due to higher material costs (3.4 percentage points), primarily steel. Higher volume of sales helped offset these higher costs.

Throughout 2004 and during the first six months of 2005, the Company experienced increases in the price of steel, a major component of the Company’s products. In 2004, in response to these price increases, the Company instituted product surcharges and price increases. The negative impact on gross margins from the steel price increases for the second quarter and first six months of 2005 compared to the corresponding 2004 periods were approximately 1.2 percentage points and 2.2 percentage points respectively. Management expects that gross margins will continue to be negatively impacted by steel prices throughout 2005. Additionally, customer reaction to price increases and surcharges instituted in response to these cost increases could negatively impact net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $535,000, or 7%, to $7,966,000 in the second quarter of 2005 compared to $7,431,000 in the second quarter of 2004, predominantly due to an increase in product development costs ($385,000) and an increase in sales and marketing expenses ($113,000). For the six months ended June 25, 2005, selling, general and administrative expenses increased by $676,000, or 4%, predominantly due to increased sales and marketing expenses ($546,000) and an increase in product development costs ($391,000). These increases for the six months ended June 25, 2005, were partially offset by decreased legal costs ($174,000) and decreased bad debt and leasing costs ($178,000).

NET INTEREST EXPENSE

Net interest expense decreased by $334,000 in the second quarter of 2005 compared to the corresponding period of 2004. For the six months ended June 25, 2005, net interest expense decreased by $666,000. The decreases in 2005 were due to lower interest rates following the July 2004 refinancing and lower principal balances.

PREFERRED STOCK DIVIDENDS

The Company’s Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”) was issued in July 2003 and converted by the holder thereof into shares of Common Stock in August 2004. The holder of the Preferred Stock was entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. Such dividends decreased the net income attributable to common stockholders for purposes of computing income per share. In accordance with the terms of the Preferred Stock, all accrued dividends on the Preferred Stock, in the amount of $522,000, were paid at the time of conversion in August 2004.

INCOME TAXES

In a prior year, the Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”. At December 31, 2004, the valuation allowance was $21,787,000 and reduced net deferred tax assets to zero. As of December 31, 2004, U.S federal operating loss carryforwards of approximately $34,797,000 were available to the Company to offset future taxable income. In addition, as of December 31, 2004, the Company had foreign net operating losses of $1,875,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $345,000, which do not expire and a federal research and development tax credit carryforward of $129,000, which expires in 2008. Management will re-evaluate the need for the deferred tax valuation reserve in future periods. Management does not expect to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized. The amounts recorded for income tax expense for the three and six months ended June 25, 2005 and June 26, 2004 relate to state taxes and federal alternative minimum tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 25, 2005, the Company had working capital of $5,764,000 compared to $3,318,000 of working capital at December 31, 2004. The change in working capital is primarily due to a $4,747,000 decrease in the current maturities of debt largely resulting from a recharacterization of debt from current to long-term due to the change to the CIT Amended Financing Agreement, offset by an increase in accrued expenses due to increased overall production and the use of cash to fund equipment purchases and product development expenditures.

For the six months ended June 25, 2005, the Company generated $4,196,000 of cash from operating activities compared to $3,009,000 for the six months ended June 26, 2004. The increase in cash provided by operating activities is primarily due to the $1,517,000 net change in operating assets and liabilities in the six months ended June 25, 2005 compared to the corresponding period of 2004, primarily as a result of the decrease in accounts receivable due to improved collections and an increase in accrued expenses due in part to an increase in the reserve for warranty claims and an increase to accrued payroll as a result of the timing of payroll as of June 25, 2005. These changes were offset by an increase in inventory.

Cash used in investing activities of $2,802,000 during the six months ended June 25, 2005 consisted of purchases and deposits on manufacturing tooling and equipment of $2,084,000, primarily efficiency enhancing manufacturing equipment and tooling for new products, and computer hardware and infrastructure of $718,000. Cash used in investing activities of $982,000 during the six months ended June 26, 2004 relates primarily to purchases and deposits on equipment and tooling for the manufacturing of new products and improvements to the Company’s computer network.

On August 5, 2004, the Company consummated the private placement of 2,430,000 shares of Common Stock to accredited (primarily institutional) investors. The Company received net cash proceeds, after commissions and offering expenses, of approximately $7,199,000. Such net cash proceeds were used to prepay the GMAC term loan discussed below by $3,000,000, retire a $1,200,000 industrial revenue bond and pay $875,000 in accrued interest and preferred dividends, with the remaining balance used for working capital purposes.

On July 13, 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of its 2003 financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan from Hilco Capital, repay a $1,600,000 term loan from CIT and pay financing costs. The CIT Amended Financing Agreement provided for a term loan of $4,000,000 and continued the working capital revolving loans that provide for up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. On May 21, 2005, the Company entered into an amendment to the CIT Amended Financing Agreement which increased the term loan to $6,250,000. The GMAC Credit Agreement was amended and restated on February 1, 2005 to include a $3,000,000 credit line that is available to finance machinery and equipment. The GMAC loans are secured by the Company’s real estate, fixtures and equipment, and mature on August 1, 2009. The CIT loans are secured by substantially all other assets of the Company and mature on June 30, 2008.

At June 25, 2004, there was outstanding $1,907,000 in working capital loans and $16,301,000 of term loans. Availability under the revolving loan fluctuates daily. At June 25, 2005, there was $9,362,000 in unused availability under the revolving loan.

On August 2, 2005, the Company entered into a sale/leaseback arrangement with respect to its Owatonna, Minnesota manufacturing, warehouse and office facility. The net proceeds from the transaction were used in part to prepay $3,067,000 of the term loan under the GMAC Credit Agreement.

The Company, as required in connection with its appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al, has posted a letter of credit of $2,945,722. No cash payments to the plaintiffs will be required with respect to this judgment until the end of the appeal process, which is still pending. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve of $1,850,000 is adequate. Management also believes it will have adequate liquidity to satisfy this judgment if its appeal is ultimately unsuccessful.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements as of June 25, 2005:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$18,208,000	$4,369,000	$6,489,000	$7,350,000	$—
Royalty agreement	2,750,000	440,000	720,000	720,000	870,000
Capital lease obligations (a)	1,201,000	590,000	555,000	56,000	—
Operating lease commitments	1,704,000	621,000	845,000	238,000	—
Purchase obligations	12,527,000	9,067,000	3,460,000	—	—

TOTAL	$36,390,000	$15,087,000	$12,069,000	$8,364,000	$870,000

(a)	Includes future interest obligation

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. In 2001, the Company changed its practice whereby it now arranges equipment leases and other financing and no longer originates and holds leases. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At June 25, 2005, the maximum contingent liability under all recourse provisions was approximately $4,330,000. A reserve for estimated losses under recourse provisions has been recorded based upon historical and industry experience, and is included in accrued liabilities at June 25, 2005 and December 31, 2004.

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

Product liability reserve. Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying condensed consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. If actual results vary from management’s estimates, adjustments to the reserve would be required.

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

Valuation of deferred tax assets. At December 31, 2004, there was a valuation allowance of $21,787,000 against the carrying value of the Company’s deferred income tax assets. Approximately $55,840,000 of future taxable income is needed to fully realize the Company’s net deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

Cybex International, Inc. v. Biosig Instruments, Inc.
See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2004 for a description of these proceedings. The Company has reached a confidential settlement of these actions pursuant to which the Company has received a license under Biosig’s patents permitting past and future sales of products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 4, 2005. At the meeting, action was taken on the following matters:

1.	Joan Carter, David Ferrari and Milton Leontiades were re-elected as directors of the Company. The terms of office of John Aglialoro, James H. Carll, Arthur W. Hicks, Jr., Jerry Lee and Harvey Morgan continued after the meeting.

2.	The Company’s 2005 Omnibus Incentive Plan (the “2005 Plan”) was approved.

3.	An amendment (the “Charter Amendment”) to the Company’s Restated Certificate of Incorporation increasing the number of authorized Common Shares from 20,000,000 to 30,000,000 was approved.

4.	The right of holders of certain warrants (the “Warrants”) to exercise and convert the Warrants into an aggregate of 25,000 shares of the Company’s Common Shares was approved.

The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

		Shares Voted For	Shares Voted Against	Shares Withheld	Abstentions/ Broker Non-Votes
1.	Election of Directors:
	Joan Carter	12,538,299	—	26,675	—
	David Ferrari	12,548,627	—	16,347	—
	Milton Leontiades, Ph.D.	12,553,659	—	11,315	—

2.	2005 Plan	9,662,302	99,846	—	2,802,826

3.	Charter Amendment	12,530,578	32,312	—	2,084

4.	Warrant Conversion	9,713,812	45,977	—	2,805,185

ITEM 5.	OTHER INFORMATION

The Company has entered into a Fourth Amendment to Financing Agreement and Waiver (the “Fourth Amendment”), dated as of May 27, 2005, between the Company and The CIT Group/Business Credit, Inc. (“CIT”), which amended the Financing Agreement, dated as of July 16, 2003, as amended (the “Amended Financing Agreement”), between the Company and CIT. The Fourth Amendment increases the term loan under the Amended Financing Agreement from an original principal balance of $4,000,000 to $6,250,000, extends the maturity date of the term loan to June 30, 2008, and provides that the term loan will be retired by eleven equal quarterly principal installments of $390,625 and one final principal installment of $1,953,125. The Fourth Amendment also increases the standby letter of credit sub-line of the line of credit under the Amended Financing Agreement to $6,000,000, waives compliance with a provision that would have required the Company to make a mandatory prepayment of surplus cash with respect to the year ended December 31, 2004, and modifies the Amended Financing Agreement to provide for an early termination fee equal to 1% of the line of credit if retired prior to June 30, 2007. All other terms of the Amended Financing Agreement remain materially the same.

The Company has entered into a Manufacturing and Distribution License Agreement (the “Amended License Agreement”), dated May 30, 2005, by and among the Company, Impulse Technology Ltd. (“Impulse”) and Trazer Technologies, Inc. (“Trazer”), which amends and restates in full the Manufacturing and Distribution License Agreement, dated November 26, 2003, by and among the Company, Impulse and Trazer. The Amended License Agreement decreases the percentage revenue share (from 40% to 33%) to be paid by the Company to Trazer in connection with sales of Trazer products. All other terms of the original Manufacturing and Distribution License Agreement remain materially the same.

On August 2, 2005, the Company sold its manufacturing, warehouse and office facility located at 151 24th Avenue SW, Owatonna, Minnesota (the “Facility”) to Doug Hughes Properties, LLC (“DHP”). The Company received approximately $3,600,000 in this sale, of which $3,067,000 was used to partially prepay the principal of the term loan under the Amended and Restated Credit Agreement, dated February 1, 2005, between the Company and GMAC Commercial Finance LLC, with $123,000 used to pay a prepayment fee in connection therewith.

Simultaneously with the sale of the Facility, the Company entered into a sale/leaseback of the Facility pursuant to the Lease for Commercial Land and Building (the “Lease”), dated July 21, 2005, between DHP, as landlord, and the Company, as tenant. The Lease has an initial term of five years at a rental rate of $40,000 per month plus operating costs. The Lease contains renewal options as well as options to terminate the Lease if the Company elects to relocate or to purchase the Facility if it elects not to relocate.

ITEM 6.	EXHIBITS

(a)	Exhibit 10.1 – Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 4, 2005 (incorporated by reference to Exhibit 4(f) to the Company’s Registration Statement on Form S-8 filed on June 2, 2005).

Exhibit 10.2 – Third Amendment to Financing Agreement and Consent, dated as of September 30, 2004, between the Company and The CIT Group/Business Credit, Inc.

Exhibit 10.3 – Fourth Amendment to Financing Agreement and Waiver, dated as of May 27, 2005, between the Company and The CIT Group/Business Credit, Inc.

Exhibit 10.4 – Manufacturing and Distribution License Agreement, dated as of May 30, 2005, by and among the Company, Impulse Technology Ltd. and Trazer Technologies, Inc.

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

Cybex International, Inc.

August 8, 2005	By:	/s/ John Aglialoro
John Aglialoro Chairman and Chief Executive Officer

August 8, 2005	By:	/s/ Arthur W. Hicks, Jr.
Arthur W. Hicks, Jr. Chief Financial Officer