Form 10-Q
period 2005-09-24
CYBEX INTERNATIONAL INC
filed 2005-11-07
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 24, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On November 7, 2005, the Registrant had outstanding 15,131,117 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net sales	$26,690	$25,038	$78,646	$73,531
Cost of sales	17,143	16,206	50,593	46,227

Gross profit	9,547	8,832	28,053	27,304
Selling, general and administrative expenses	8,276	7,386	24,325	22,759
Litigation charges	4,101	—	4,101	—

Operating income (loss)	(2,830)	1,446	(373)	4,545
Interest expense, net	679	1,007	1,894	2,888

Income (loss) before income taxes	(3,509)	439	(2,267)	1,657
Income taxes	26	29	111	39

Net income (loss)	(3,535)	410	(2,378)	1,618
Preferred stock dividends	—	32	—	276

Net income (loss) attributable to common stockholders	$(3,535)	$378	$(2,378)	$1,342

Basic net income (loss) per share	$(.23)	$.03	$(.16)	$.13

Diluted net income (loss) per share	$(.23)	$.03	$(.16)	$.12

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 24, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$495	$1,826
Accounts receivable, net of allowance of $681 and $887	14,067	15,891
Inventories	9,637	8,014
Prepaid expenses and other	2,327	1,684

Total current assets	26,526	27,415
Property, plant and equipment, net	14,444	13,544
Goodwill	11,247	11,247
Other assets	1,606	2,280

	$53,823	$54,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,684	$9,116
Current portion of capital leases	500	408
Accounts payable	4,786	5,377
Accrued expenses	15,126	9,196

Total current liabilities	23,096	24,097
Long-term debt	10,791	11,489
Capital leases	443	648
Other liabilities	5,811	2,466

Total liabilities	40,141	38,700

Contingencies (Note 8)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 15,340 and 15,303 shares issued	1,534	1,530
Additional paid-in capital	57,565	57,464
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(42,969)	(40,591)
Accumulated other comprehensive loss	(197)	(366)

Total stockholders’ equity	13,682	15,786

	$53,823	$54,486

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 24, 2005	September 25, 2004
OPERATING ACTIVITIES:
Net income (loss)	$(2,378)	$1,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,629	2,737
Amortization of deferred financing costs	412	887
Provision for doubtful accounts	303	271
Change in fair value of foreign currency contract	(111)	—
Increase to litigation reserve	4,101	—
Net change in other operating assets and liabilities	857	(3,107)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,813	2,406

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,046)	(1,073)
Deposits related to equipment purchases	(24)	(37)

NET CASH USED IN INVESTING ACTIVITIES	(3,070)	(1,110)

FINANCING ACTIVITIES:
Borrowings under term loans	4,654	15,000
Repayments of term loans	(4,341)	(17,144)
Net repayments under revolving loan	(7,443)	(5,319)
Proceeds from real estate financing	3,600	—
Principal payments on capital leases	(417)	(374)
Deferred financing costs	(151)	(297)
Proceeds from exercise of stock options	24	5
Proceeds from issuance of common stock, net of costs	—	7,199
Dividends paid to related party	—	(522)

NET CASH USED IN FINANCING ACTIVITIES	(4,074)	(1,452)

DECREASE IN CASH	(1,331)	(156)

CASH, beginning of period	1,826	749

CASH, end of period	$495	$593

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest Cash paid for income taxes Capital leases Conversion of preferred stock into common stock	$1,162 182 304 —	$1,927 39 458 4,900

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 24, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2 — ACCOUNTING FOR GUARANTEES

From time to time, the Company, through Cybex Capital Corporation, a wholly-owned subsidiary, arranges for leases or other financing sources to enable certain of its customers to purchase the Company’s equipment, as well as other equipment sold by third parties. While most of these financings are without recourse, in certain cases the Company provides a guaranty or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At September 24, 2005, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,459,000. A reserve for estimated losses under recourse provisions of $210,000 has been recorded based on historical and industry experience and is included in accrued expenses at September 24, 2005. At September 24, 2005, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company also has a net liability of $67,000 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is being reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change. The following table sets forth the change in the liability for product warranties during the nine months ended September 24, 2005:

Balance as of January 1, 2005	$2,235,000
Payments made under warranty	(1,749,000)
Accrual for product warranties issued	2,107,000

Balance as of September 24, 2005	$2,593,000

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

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income (loss) attributable to common stockholders	$(3,535,000)	$378,000	$(2,378,000)	$1,342,000
Stock-based compensation included in net income (loss)	14,000	100,000	43,000	140,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(53,000)	(127,000)	(157,000)	(215,000)

Pro forma net income (loss) attributable to common stockholders	$(3,574,000)	$351,000	$(2,492,000)	$1,267,000

Basic net income (loss) per share:
As reported	$(.23)	$.03	$(.16)	$.13

Pro forma	$(.24)	$.03	$(.16)	$.13

Diluted net income (loss) per share:
As reported	$(.23)	$.03	$(.16)	$.12

Pro forma	$(.24)	$.03	$(.16)	$.12

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (fiscal 2006 for the Company). The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include the modified prospective and modified retrospective methods. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will result in an estimated charge of $123,000 for 2006, $99,000 for 2007 and $46,000 for 2008 relating to options issued prior to the date of adoption of SFAS No. 123R. Options granted after September 24, 2005 will result in additional charges and forfeitures could reduce the charges.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following:

	September 24, 2005	December 31, 2004
Raw materials	$4,756,000	$3,703,000
Work in process	1,882,000	2,080,000
Finished goods	2,999,000	2,231,000

	$9,637,000	$8,014,000

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 24, 2005	December 31, 2004
CIT working capital loans	$—	$7,443,000
CIT term loan	5,850,000	3,500,000
GMAC real estate term loan	6,105,000	9,662,000
GMAC equipment credit line	1,520,000	—

	13,475,000	20,605,000
Less – current portion	(2,684,000)	(9,116,000)

	$10,791,000	$11,489,000

On July 16, 2003, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (the “CIT Financing Agreement”) and a financing agreement with Hilco Capital LP (“Hilco”) (the “Hilco Financing Agreement”). The CIT Financing Agreement provided for term loans of $5,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The Hilco Financing Agreement provided for a mortgage loan of $11,000,000. Both the CIT loans and the Hilco loan were secured by substantially all of the assets of the Company. The proceeds of the CIT and Hilco Financing Agreements were used to repay, in full, all outstanding borrowings under a prior bank agreement.

On July 13, 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of the CIT Financing Agreement (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan under the Hilco Financing Agreement, repay a $1,600,000 term loan from CIT and pay financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan. The Company prepaid $3,000,000 of the GMAC term loan in September 2004 with the proceeds from its common stock private placement. On February 1, 2005, the Company entered into an amendment and restatement of the GMAC Credit Agreement (as amended, the “GMAC Amended Credit Agreement”) that provides for a new $3,000,000 equipment credit line. Under this equipment credit line, the Company may from time-to-time borrow up to $3,000,000 to finance equipment and machinery purchases. Borrowings under the equipment credit line have the same maturity date, are secured by the same collateral and bear interest at the same rates as the existing GMAC term loan, which continues without change. All other terms of the original GMAC Credit Agreement remain materially the same. In August 2005, the Company utilized a portion of the proceeds from the real estate financing transaction described below to prepay $3,067,000 of the GMAC term loan. The GMAC loans are secured by the Company’s real estate, fixtures and equipment.

The CIT Amended Financing Agreement provided for a term loan of $4,000,000 and continued the working capital revolving loans with the same maximum limitation. On May 21, 2005, the Company entered into an amendment to the CIT Amended Financing Agreement which increased the term loan to $6,250,000. In August 2005, the Company utilized a portion of the proceeds from the real estate financing described below to prepay $400,000 of the CIT term loan. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment.

At September 24, 2005, there were outstanding $13,475,000 of term loans with no working capital loans outstanding. Availability under the revolving loan fluctuates daily. At September 24, 2005, there was $8,320,000 in unused availability under the working capital revolving loan.

The CIT loans bear interest at rates ranging between LIBOR plus 2.5% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid (6.50% at September 24, 2005), except for (a) prior to July 13, 2004, a term loan which bore interest at the prime rate plus 5%, with a minimum rate of 10% and (b) after July 13, 2004, the term loan which bears interest at the prime rate plus 3%, with a minimum of 7% (9.75% at September 24, 2005). The $6,250,000 CIT term loan, as amended, is due in equal quarterly principal installments of $390,625, with the balance of $1,553,125 due at maturity on June 30, 2008. Interest is payable monthly. The GMAC real estate term loan bears interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%). The GMAC real estate term loan is due in equal monthly principal payments of $61,000 with the balance of $3,294,000 due at maturity on August 1, 2009. Each advance under the GMAC equipment credit line will be retired with equal principal installments payable monthly through July 2009, with any remaining unpaid principal due at maturity on August 1, 2009. The prime rate was 6.50% and LIBOR was 3.69% at September 24, 2005. The Hilco loan bore interest at the prime rate plus 11.5%, with a minimum of 15.5%.

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of September 24, 2005. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

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

UM provided the collateral to support a $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 8). This letter of credit was replaced during the second quarter of 2005 by a letter of credit issued under the CIT Amended Financing Agreement. A $2,888,025 letter of credit has also been issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Colassi v. Cybex International, Inc. (see Note 8). Letters of credit outstanding under the CIT Amended Financing Agreement reduce availability under the CIT revolving loan facility.

On August 2, 2005, the Company sold its manufacturing, warehouse and office facility located in Owatonna, Minnesota for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month plus operating costs. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate or to repurchase the facility if it elects not to relocate. Due to the option to repurchase the facility, this arrangement has been treated for financial accounting purposes as a financing arrangement. Accordingly, in the Company’s financial statements the building continues to be included in property, plant and equipment and continues to be depreciated and the proceeds from the transaction are treated as indebtedness and included as “Other Liabilities” on the Company’s consolidated balance sheets, with the monthly rental payments recorded as interest expense.

In 1992, borrowings under an industrial development revenue bond provided the funds to purchase, expand and equip the manufacturing and administrative facility in Medway, Massachusetts. The bond was retired during the fourth quarter of 2004.

On September 8, 2004, Cybex entered into two interest rate caps with a financial intermediary to lock in 1-month LIBOR at a maximum of 3% for the two-year period ending September 8, 2006 related to the Company’s GMAC term debt facility and CIT revolving credit facility. The cost of the interest rate caps was approximately $97,000. The interest rate caps are accounted for as cash flow hedges and the cost of the interest rate caps is being amortized on a straight-line basis over two years, which approximates the period during which the individual caplets related to each forecasted interest payment expire. Changes in the fair value of the interest rate caps are recorded within accumulated other comprehensive loss. The change in the fair value of the interest rate caps for the three and nine months ended September 24, 2005 was an increase of $33,000 and an increase of $83,000, respectively.

Cybex entered into a series of 13 forward contracts on February 28, 2005 whereby Cybex pays a bank 140,211.64 British Sterling and the bank pays Cybex $265,000 each month. The purpose of these transactions is to hedge the foreign currency exposure of sales made in the UK in British Sterling. The Company’s UK’s subsidiary sales are in British Sterling while its purchases of inventory from the parent Company are paid in US dollars. The above transaction is not considered eligible for hedge accounting based on guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, changes in the fair value of the hedge are recorded within operating expenses. For the nine months ended September 24, 2005, the change in fair value of the hedge resulted in a gain of $111,000.

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

At September 24, 2005, warrants to purchase 189,640 and 25,000 shares of common stock at $.10 per share are outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income (loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income (loss)	$(3,535,000)	$410,000	$(2,378,000)	$1,618,000
Other comprehensive income (loss):
Foreign currency translation adjustment	10,000	(3,000)	86,000	284,000
Change in fair value of hedge	33,000	—	83,000	—

Comprehensive income (loss)	$(3,492,000)	$407,000	$(2,209,000)	$1,902,000

NOTE 7 — NET INCOME (LOSS) PER SHARE

The table below sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Shares used in computing basic net income (loss) per share	15,130,000	12,337,000	15,119,000	10,042,000
Dilutive effect of options and warrants	—	1,072,000	—	699,000
Dilutive effect of preferred stock	—	1,157,000	—	391,000

Shares used in computing diluted net income (loss) per share	15,130,000	14,566,000	15,119,000	11,132,000

For the three and nine months ended September 24, 2005, options to purchase 767,100 of the Company’s common stock at exercise prices ranging from $1.22 to $4.32 per share were outstanding but were not included in the calculation of diluted net income (loss) per share since the result would be anti-dilutive. For the three and nine months ended September 25, 2004, options to purchase 63,000 and 68,000 shares, respectively, of the Company’s common stock at exercise prices ranging from $4.06 to $11.75 and $3.00 to $11.75 per share, respectively, were outstanding but were not included in the calculation of diluted net income per share since the result would be anti-dilutive. For the three and nine months ended September 25, 2004, diluted net income per share was computed assuming the conversion of the preferred stock as of the earliest possible conversion date, which was June 30, 2004.

NOTE 8 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business, including product liability claims and disputes, patent disputes, a dispute with the seller of an acquired business and disputes pertaining to distributor agreements. At September 24, 2005, a reserve of $5,457,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred. Included with the legal reserve is a third quarter 2005 litigation charge of $4,101,000 related primarily to the jury verdict and associated costs in the Colassi patent infringement case, which the Company is appealing.

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

On March 31, 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex has filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 5). Cybex intends to vigorously pursue this appeal. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve of $1,866,000 is adequate.

Colassi v. Cybex International, Inc.

This action was filed in the United States District Court for the District of Massachusetts. The plaintiff alleged that certain of the Company’s treadmill products infringe a patent allegedly owned by the plaintiff. The plaintiff sought injunctive relief and monetary damages. The Company filed an answer to the complaint denying the material allegations of the complaint and asserting counterclaims. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded $2,500,000 in damages. A six month stay of a permanent injunction against sale of treadmill products incorporating this deck system was entered in September 2005. The Company is appealing the judgment entered by the trial court on the jury verdict. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Free Motion Fitness v. Cybex International, Inc.

On December 3, 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed in the United States District Court for the District of Utah an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed two of the plaintiff’s patents. The Company filed an answer and counterclaim denying the material allegations of the complaint and including claims which management believes could invalidate the Free Motion Fitness patents. In September 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patents at issue in the Cybex case. In December 2003, the Court issued its Memorandum Opinion and Order regarding the various summary judgment motions of Cybex, Free Motion Fitness and Nautilus. In its opinion, the Court denied Free Motion Fitness’s summary judgment request, granted Cybex’s motion for summary judgment with regard to literal infringement but denied Cybex’s motion for summary judgment under the doctrine of equivalents, and granted Nautilus’ summary judgment request on literal infringement. The Company subsequently filed a motion with the Court for complete summary judgment of nonfringement literally and under the doctrine of equivalents. In May 2004 the Court ruled in favor of the Company’s motion for summary judgment, dismissing with prejudice all of the claims of the plaintiff against the Company and Nautilus. The plaintiff appealed the grant of summary judgment and in September 2005 the Court of Appeals for the Federal Circuit reversed the lower court ruling. The Company has asked the Court of Appeals to reconsider this decision. If the Court of Appeals does not reconsider its decision, or if it reconsiders and affirms its decision, the case will be returned to the trial court level.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the resolution of litigation involving the Company, and the ability of the Company to comply with the terms of its credit facilities. Further information on these and other factors which could affect the Company’s financial results can be found in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K, including Part I thereof, its Current Reports on Form 8-K, this Form 10-Q and its proxy statement dated April 6, 2005.

OVERVIEW

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and consumer markets.

RESULTS OF OPERATIONS

NET SALES

Cybex’s net sales increased $1,652,000, or 7%, to $26,690,000 for the third quarter ended September 24, 2005 from $25,038,000 for the third quarter ended September 25, 2004. For the nine months ended September 24, 2005, net sales increased $5,115,000, or 7%, to $78,646,000 from $73,531,000 compared to the same period in 2004. For the third quarter of 2005, sales of cardiovascular products increased $2,251,000, or 19%, to $14,023,000 and sales of strength products decreased $460,000, or 4%, to $10,030,000. For the nine months ended September 24, 2005, sales of cardiovascular products increased $8,277,000, or 24%, to $42,461,000 and sales of strength products decreased $2,648,000, or 9%, to $28,442,000. The increase in sales of cardiovascular products was predominately driven by an increase in ArcTrainer sales which accounted for 68% of the increase in the third quarter and 92% of the increase for the nine months ended September 24, 2005. Sales of the ArcTrainer increased 26% in the third quarter and 47% for the nine months ended September 24, 2005 compared to the same periods in 2004. The decrease in sales of strength products for the quarter and the nine months ended September 24, 2005 is believed to be partially caused by customers waiting for a new product line, which is scheduled to be introduced during the fourth quarter of 2005. Freight, parts and other revenue decreased $139,000, or 5%, to $2,637,000 in the third quarter of 2005 and decreased $514,000, or 6%, to $7,743,000 for the nine months ended September 24, 2005.

GROSS MARGIN

Gross margin increased to 35.8% in the third quarter of 2005 from 35.3% in the prior year third quarter predominantly due to efficiencies achieved as a result of capital expenditures made over the last year (.6%) and absorption of overhead from higher volumes (.3%). These improvements were offset by higher warranty costs due mainly to product mix (.4%).

Gross margin for the nine months ended September 24, 2005 decreased to 35.7% from 37.1% for the same period in 2004 predominantly due to higher steel prices (1.1%) and higher warranty costs (.3%) mainly due to product mix.

During 2004 and 2005, the Company has experienced increases in the price of steel, a major component of the Company’s products. In 2004, in response to these price increases, the Company instituted product surcharges and price increases. While steel prices did not have a material impact on margins in the third quarter 2005 compared to third quarter 2004, the negative impact on gross margins from the steel price increases for the first nine months of 2005 compared to the corresponding 2004 period was approximately 1.1 percentage points. Management expects that gross margins will continue to be negatively impacted by steel prices throughout 2005. Additionally, customer reaction to price increases and surcharges instituted in response to these cost increases could negatively impact net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $890,000, or 12%, to $8,276,000 in the third quarter of 2005 compared to $7,386,000 in the third quarter of 2004, predominantly due to an increase in sales and marketing expenses ($490,000) including an increase in the size of the direct sales force and an increase in product development costs ($185,000). For the nine months ended September 24, 2005, selling, general and administrative expenses increased by $1,566,000, or 7%, predominantly due to increased sales and marketing expenses ($1,132,000) including an increase in the direct sales force and an increase in product development costs ($576,000).

LITIGATION CHARGES

Litigation charges for the quarter and nine months ended September 24, 2005 relate to a $4,101,000 increase in legal reserves recorded in the third quarter 2005. This increase in reserves primarily relates to the jury verdict and associated costs in the Colassi patent infringement case, which the Company is appealing.

NET INTEREST EXPENSE

Net interest expense decreased by $328,000 in the third quarter of 2005 compared to the corresponding period of 2004. For the nine months ended September 24, 2005, net interest expense decreased by $994,000. The decreases in 2005 were due to lower interest rates following the July 2004 refinancing and lower principal balances, partially offset by interest associated with the August 2005 real estate transaction. In addition, 2004 interest expense includes $340,000 of deferred financing costs charged to expense in the third quarter of 2004 in connection with the retirement of the Hilco facility.

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

INCOME TAXES

In a prior year, the Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” At December 31, 2004, the valuation allowance was $21,787,000 and reduced deferred tax assets to zero. As of December 31, 2004, U.S federal operating loss carryforwards of approximately $34,797,000 were available to the Company to offset future taxable income. In addition, as of December 31, 2004, the Company had foreign net operating losses of $1,875,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of

$345,000, which do not expire, and a federal research and development tax credit carryforward of $129,000, which expires in 2008. Management will re-evaluate the need for the deferred tax valuation reserve in future periods. Management does not expect to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized. The amounts recorded for income tax expense for the three and nine months ended September 24, 2005 and September 25, 2004 relate to state taxes and federal alternative minimum tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 24, 2005, the Company had working capital of $3,430,000 compared to $3,318,000 of working capital at December 31, 2004. The change in working capital is primarily due to a $6,432,000 decrease in the current maturities of debt largely resulting from a recharacterization of debt from current to long-term due to the change to the CIT Amended Financing Agreement and the prepayment of a portion of the GMAC term loan. These changes were offset by an increase in accrued expenses due to an increase in the litigation reserves and increased warranty reserves associated with higher sales levels and the use of cash to fund equipment purchases and product development expenditures.

For the nine months ended September 24, 2005, the Company generated $5,813,000 of cash from operating activities compared to $2,406,000 for the nine months ended September 25, 2004. The increase in cash provided by operating activities is primarily due to a decrease in accounts receivable resulting from better collections and an increase in accrued expenses, including an increase to warranty reserves. These amounts were reduced by increases in inventory, partially due to the introduction of new products.

Cash used in investing activities of $3,070,000 during the nine months ended September 24, 2005 consisted of purchases and deposits on manufacturing tooling and equipment of $2,235,000, primarily for efficiency-enhancing manufacturing equipment and tooling for new products, and computer hardware and infrastructure of $835,000. Cash used in investing activities of $1,110,000 during the nine months ended September 25, 2004 relates primarily to purchases and deposits on equipment and tooling for the manufacturing of new products and improvements to the Company’s computer network.

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

At September 24, 2005, there were outstanding $13,475,000 of term loans, with no working capital loans outstanding. Availability under the revolving loan fluctuates daily, and is reduced by outstanding letters of credit. At September 24, 2005, there was $8,320,000 in unused availability under the revolving loan.

On August 2, 2005, the Company sold its Owatonna, Minnesota manufacturing, warehouse and office facility for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with this sale, the Company and the purchaser entered into a lease of the Owatonna facility. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate or to repurchase the facility if it elects not to relocate. Due to the option to repurchase the facility, this transaction has been treated for financial accounting purposes as a financing arrangement.

The Company, as required in connection with its appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al, has posted a letter of credit of $2,945,722. The Company has also posted a letter of credit of $2,888,025 in its appeal of the jury verdict in the litigation, Colassi v. Cybex International, Inc. No cash payments to the plaintiffs will be required with respect to either item of litigation until the end of the respective appeal processes. The ultimate resolution of these matters could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserves are adequate. Management also believes it will have adequate liquidity to satisfy these judgments if its appeals are ultimately unsuccessful.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under debt, royalty and lease agreements as of September 24, 2005:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$13,475,000	$2,684,000	$6,530,000	$4,261,000	$—
Royalty agreement	2,660,000	440,000	720,000	720,000	780,000
Capital lease obligations (a)	1,039,000	559,000	441,000	39,000	—
Operating lease commitments	1,565,000	598,000	771,000	196,000	—
Real estate financing	3,600,000	—	3,600,000	—	—
Purchase obligations	14,641,000	9,568,000	5,073,000	—	—

TOTAL	$36,980,000	$13,849,000	$17,135,000	$5,216,000	$780,000

(a)	Includes future interest obligation

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, through its wholly-owned subsidiary, whereby it arranges equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At September 24, 2005, the maximum contingent liability under all recourse provisions was approximately $4,459,000. A reserve for estimated losses under recourse provisions of $210,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at September 24, 2005.

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

Free Motion Fitness v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2004 for a description of these proceedings. In September 2005 the Court of Appeals for the Federal Circuit reversed the lower court’s grant of summary judgment in favor the Company. The Company has asked the Court of Appeals to reconsider this decision. If the Court of Appeals does not reconsider its decision, or if it reconsiders and affirms its decision, the case will be returned to the trial court level.

Colassi v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2004 for a description of these proceedings. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded $2,500,000 in damages. A six month stay of a permanent injunction against sale of treadmill products incorporating the deck system was entered in September 2005. The Company has appealed the judgment entered by the trial court on the jury verdict.

Cybex International, Inc. v. Biosig Instruments, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2004 and Part II Item 1 of the Company’s Report on Form 10-Q for the period ended June 25, 2005 for a description of these proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit	10.1 –	Purchase and Sale Agreement, dated July 25, 2005, between the Company and Doug Hughes Properties, LLC.

Exhibit	10.2 –	Lease for Commercial Land and Building, dated July 25, 2005, between the Company and Doug Hughes Properties, LLC.

Exhibit	31.1 –	Certification of Chief Executive Officer.

Exhibit	31.2 –	Certification of Chief Financial Officer.

Exhibit	32.1 –	Statement of Chief Executive Officer.

Exhibit	32.2 –	Statement of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/S/ JOHN AGLIALORO
November 7, 2005		John Aglialoro
Chairman and Chief Executive Officer

	By:	/S/ ARTHUR W. HICKS, JR.
November 7, 2005		Arthur W. Hicks, Jr.
Chief Financial Officer