Form 10-K
period 2005-12-31
CYBEX INTERNATIONAL INC
filed 2006-03-31
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [    ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes [X]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 25, 2005 was $23,176,737.

The number of shares outstanding of the registrant’s classes of common stock, as of March 20, 2006

Common Stock, $.10 Par Value — 15,172,810 shares

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

Products

The Company develops, manufactures and markets high performance, professional quality exercise equipment products for the commercial market and, to a lesser extent, the premium segment of the consumer market. These products can generally be grouped into two major categories: cardiovascular products and strength systems.

The Company’s products are of professional quality and are believed to be among the best in the category in which they compete, featuring high performance and durability suitable for utilization in health clubs or by professional athletes. Accordingly, the majority of the Company’s products are premium priced.

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions)

	2005		2004		2003
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Cardiovascular products	$62.3	54%	$48.7	47%	$38.7	43%
Strength systems	41.1	36%	43.6	42%	41.0	46%
Parts	5.7	5%	6.3	6%	6.7	7%
Freight and other sales (1)	5.5	5%	4.8	5%	4.1	4%

	$114.6	100%	$103.4	100%	$90.5	100%

(1)	Reflects shipping and handling fees and costs included in customer invoices.

“Eagle”, “Stableflex” and “VR2” are registered trademarks of Cybex, and “Arc Trainer”, “Cybex Arc Trainer”, “Cyclone”, “Cyclone-S”, “FT360”, “LCX-425T”, “MG500”, “Pro+”, “Safety Sentry”, “Sport +”, “Total Body Arc Trainer”, “Trotter Elite”, “VR” and “VR3” are trademarks of Cybex. “Trazer” is a registered trademark of Trazer Technologies, Inc., used by Cybex under license.

Cardiovascular Products.

The Company’s cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. The Company’s cardiovascular products include treadmills, cross trainers, bikes and steppers. In addition, the Company introduced during 2005 a new three-dimensional optical tracking and measurement system under the name Trazer. All of the Company’s cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user.

Cross Trainers. The Company introduced its cross trainer, the Cybex Arc Trainer, during 2002. The Arc Trainer is a commercial product designed to provide the user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance from 0 – 900 Watts to meet the demands ranging from the casual user to the athlete. The control console is based on the Pro+ treadmill console, facilitating cross-use of these products. The Arc Trainer’s list price is $5,795. In 2004, the Company introduced a complimentary total body version of the Arc Trainer. This product retains all of the functionality of the original Arc Trainer and adds upper body motion to provide for total body training. The Total Body Arc Trainer’s list price is $6,295.

Treadmills. The Company has three treadmill models, the Pro+, Sport+ and LCX-425T. The LCX-425T is a high-end consumer and light commercial product while the other models are for the commercial market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. The Sport+ and Pro+ also include an innovative safety feature known as Safety Sentry which causes the treadmill to stop once it detects inactivity with the user. All treadmills are equipped with contact heart rate monitoring and deck suspension system. The LCX-425T and Pro+ also include Polar heart rate monitoring capabilities. The Company’s treadmills have list prices ranging from $4,495 to $6,795.

Bikes. In 2004, the Company replaced the 500 and 700 series bikes with the Cyclone bike, which is available in both upright and recumbent models. These new bikes feature improved ergonomics and ease of use as well as broad resistance capabilities and multiple resistance modes. The capabilities of these products are designed to allow any users to receive the maximum benefit in minimum time. The console design is based on that of the Arc Trainer and Pro+ treadmill to provide a common method of operation. The list price of the upright bike is $2,995 and the recumbent bike is $3,195.

Steppers. The Company has one model of steppers targeting the commercial marketplace. The Cyclone-S Stepper replaces the prior 800S-CT model. It features the family display common to the bikes and Total Body Arc Trainer as well as an advanced ergonomic handrail design, contact and Polar heart rate monitoring and patented drive system. The list price of the Cyclone-S is $3,395.

Trazer. The Company introduced during 2005 a three-dimensional optical tracking and measurement system. The system is sold under the trademark Trazer and provides a three-dimensional virtual world simulation that provides exercise and objective measurement in both game-like and real world simulations. The list price of Trazer is $6,495.

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

The Company’s selectorized equipment is sold under the trademarks “VR”, “VR2”, “VR3” and “Eagle.” The VR line represents a value-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. In 2005, the line received updates for improved ease of use in “express”-type facilities. The medium price point VR2 line, which targets the average user in fitness facilities, is being phased out and is being replaced with the VR3 line. VR3 is designed for exceptional ease of use in fitness facilities and was introduced as a 14 piece line in late 2005 with plans for a line of 23 pieces to be completed in 2006. Eagle represents the Company’s premier line and features a complete scope of use; it features ease-of-use as well as patented and patent pending technologies to meet the needs of performance oriented individuals and facilities. The Company currently sells 95 selectorized equipment products under the above lines with list prices between $2,495 and $5,525.

Modular Multi-Station Units. This product line has the advanced design and high performance features of the VR selectorized equipment line while being able to be configured into a multiple station design. Pricing for the multi-station units depends on configuration. The list price of a typical configuration is $9,500.

MG500 Multi-gym. The Company’s multi-gym (MG500) features over 30 biomechanically correct exercises. The multi-gym uses considerably less space than multiple selectorized single station equipment. It contains three weight stacks to meet the needs of the commercial market, especially hotels, corporate fitness centers and other small-scale locations. This product has a list price ranging from $6,820 to $7,030.

FT360. The FT360 is a functional trainer that delivers an unlimited range of movements and exercises using arms that are capable of multiple positioning. This unit targets the personal training and rehabilitation markets and has a $4,395 list price.

Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. There are 21 plate-loaded products, ranging in price from $1,050 to $3,230.

Free-Weight Equipment. The Company also sells free-weight benches and racks and compliments them with OEM supplied dumbbells, barbells and plates. The Company offers 25 items of free-weight equipment with list prices ranging from $300 to $1,630.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Management estimates that consumer sales represent less than 10% of net sales. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and community centers. Sales to one customer, Cutler-Owens International Ltd., an independent authorized dealer, represented 15.4%, 15.9% and 10.7% of the Company’s net sales for 2005, 2004 and 2003, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2005, 2004 or 2003.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.cybexinternational.com). The Company services its products through independent authorized dealers, international distributors, a network of independent service providers and its own service personnel.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 20, 2006, the Company has approximately 75 active dealers in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer. The domestic sales team includes 20 territory managers or reps, ten regional or national account managers and one Vice President.

The national account team focuses on major market segments such as health clubs and gyms, hotels, resorts, the U.S. government and organizations such as YMCAs, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 25 national accounts.

Sales outside of North America accounted for approximately 29%, 29% and 28% of the Company’s net sales for 2005, 2004 and 2003, respectively. The international sales force consists of one Vice President, four regional sales managers and one operations manager. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom and also serves Cybex operations throughout Europe. Cybex UK has 21 employees. The Company utilizes independent distributors for the balance of its international sales. There are 62 independent distributors in 66 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

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

The Company offers leasing and other financing options for its commercial customers. The Company arranges financing for its dealers and direct sale customers through various third party lenders for which it may receive a fee. Management believes that these activities produce incremental sales of the Company’s products.

Warranties

The various components of the cardiovascular products are warranted for varying periods, generally one to three years for labor and parts. The various components for strength products are warranted for varying periods of time, up to a ten-year warranty with respect to the structural frame. Warranty expense for the years ended December 31, 2005, 2004 and 2003 was $3,048,000, $2,512,000 and $2,793,000, respectively.

Competition

The market in which the Company operates is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. The Company currently competes primarily in the premium-performance, professional quality equipment segment of the market. The Company’s competitors vary according to product line and include companies with greater name recognition and more extensive financial and other resources than the Company.

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

Product Development

Research and development expense for the years ended December 31, 2005, 2004 and 2003 was $3,982,000, $3,172,000 and $2,669,000, respectively. At December 31, 2005, the Company had the equivalent of 31 employees engaged in ongoing research and development programs. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Senior Vice President of Research and Development.

Manufacturing and Supply

The Company maintains two facilities which are vertically integrated manufacturing facilities equipped to perform fabrication, machining, welding, grinding, assembly and finishing of its products. Management believes that its facilities provide the Company with proper control over product quality, cost and delivery time.

The Company manufactures treadmill, bike and Trazer cardiovascular products in its facility located in Medway, Massachusetts and manufactures the cross trainers and strength equipment in its facility located in Owatonna, Minnesota. Raw materials and purchased components are comprised primarily of steel, aluminum, wooden decks, electric motors, molded or extruded plastics, milled products, circuit boards for computerized controls and upholstery. These materials are assembled, fabricated, machined, welded, powder coated and upholstered to create finished products.

The Company’s stepper products are manufactured for the Company in Taiwan and assembled in the Company’s Medway facility.

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

Employees

On March 20, 2006, the Company employed 528 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

Available Information

The Company files reports electronically with the Securities and Exchange Commission. Forms 10-Q, 10-K, Proxy Statements and other information can be viewed at http://www.sec.gov. This information can also be viewed without charge at the Company’s own website at http://www.cybexinternational.com. The internet website address for Cybex is included in this report for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

The risk factors identified in the cautionary statements below could cause our actual results to differ materially from those suggested in the forward-looking statements appearing elsewhere in this Annual Report on Form 10-K. However, these risk factors are not exhaustive and new risks may also emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

We depend upon our ability to successfully develop, market and sell new or improved products. Our continued growth and ability to remain competitive will substantially depend upon our development of new or improved products. A failure to develop new or improved products on a timely basis, or which are accepted in the marketplace, or which produce appropriate sales or margins, could adversely affect our ability to generate future revenues and earnings and have a negative impact on our business prospects, liquidity and financial condition.

Increases in raw material costs, or the unavailability of raw materials or components, could adversely affect us. Increases in our cost of raw materials could have a material effect on our profitability. We currently source our stepper products and certain raw materials and component parts (e.g., drive motors, belts, running decks, molded plastic components and electronics) from single suppliers. The loss of a significant supplier, or delays or disruptions in the delivery of raw materials or components, could adversely affect our ability to generate future revenues and earnings and have a material adverse effect on our business and financial results.

We have been involved in a number of litigation matters and expect legal claims in the future. In recent years we have been involved in a number of litigation matters, including with respect to product liability, intellectual property rights, disputes with dealers and a dispute involving a person from whom we acquired a business. A judgment of approximately $2.4 million was entered against us in 2004 in the Kirila et al v. Cybex International, Inc., et al matter and a judgment of approximately $2.7 million was entered against us in 2005 in the Colassi v. Cybex International, Inc. matter. We are currently appealing both these judgments, but if we are not successful in these appeals we will have to pay the judgments plus post-judgment interest. We expect that we will continue to be involved in litigation in the ordinary course of business. While we maintain reserves for estimated litigation losses, one or more adverse determinations in litigation affecting us could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

Our failure or inability to protect our intellectual property from misappropriation or competition could adversely affect our business prospects. Our intellectual property aids us in competing in the exercise equipment industry. Despite our efforts to protect our intellectual property rights, such as through patent, trade secret and trademark protection, unauthorized parties may try to copy our products, or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our rights to as great an extent as U.S. law. Furthermore, the patents and trademarks which we have obtained or may seek in the future may not be of a sufficient scope or strength to provide meaningful economic or competitive value. Our rights and the additional steps we have taken to protect our intellectual property may not be adequate to deter misappropriation, and we also remain subject to the risk that our competitors or others will independently develop non-infringing products substantially equivalent or superior to our products. We also may not be able to prevent others from claiming that our products violate their proprietary rights. If we are unable to protect our intellectual property, or if we are sued for infringing another party’s intellectual property, our business, financial condition or results of operation could be materially adversely affected.

We principally use two facilities to produce our products and a material business disruption at either facility could significantly impact our business. Substantially all of our products are manufactured or assembled in two vertically integrated facilities located in Massachusetts and Minnesota. These facilities house all our manufacturing operations and our executive offices. We take precautions to safeguard our facilities, including obtaining insurance, maintaining safety protocols and using off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood, or an act of terrorism or vandalism, could cause substantial disruption to our operations, damage or destroy our manufacturing equipment, information systems or inventory and cause us to incur substantial additional expenses. The insurance we maintain against disasters may not cover or otherwise be adequate to meet our losses in any particular case. Any disaster which prevents operations in either of our facilities for any extended period may result in decreased revenues and increased costs and could significantly harm our operating results, financial condition and prospects.

We rely on third party dealers and distributors to sell and service a significant portion of our products. In 2005, over 50% of our total net sales were to our independent authorized dealers in North America and to independent distributors internationally. These third party dealers and distributors may terminate their relationships with us, or fail to commit the necessary resources to sell or service our products to the level of our expectations. If current or future third party dealers or distributors do not perform adequately, or if we fail to maintain our existing relationships with them or fail to recruit and retain dealers or distributors in particular markets or geographic areas, our revenues may be adversely affected and our operating results could suffer.

We have a history of losses in fiscal years prior to 2004. Although we were profitable in fiscal 2004 and marginally profitable in fiscal 2005, we incurred losses in each fiscal year from 2000 through 2003. If we are unable to maintain our profitability and we incur losses in the future, any such losses could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

Our major stockholders may exercise control over us. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own a majority of our outstanding common stock. Such stockholders may have the ability to significantly influence (i) the election of our Board of Directors, and thus our future direction and (ii) the outcome of all other matters submitted to our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets.

We face strong competition. The fitness equipment industry is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. Our competitors include companies with strong name recognition and more extensive financial and other resources than us.

We carry debt. We are indebted to several lenders. This leverage may have several important consequences, including the need to meet debt service requirements and vulnerability to changes in interest rates. This leverage may also limit our ability to raise additional capital, withstand adverse economic or business conditions and competitive pressures, and take advantage of significant business opportunities that may arise. In particular, the incurrence of losses in the future could result in the inability to meet the financial covenants pertaining to our indebtedness or to service our debt.

Warranty claims may exceed the related reserves. We warrant our products for varying periods of up to ten years. While we maintain reserves for warranty claims, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if warranty claims were to materially exceed anticipated levels.

We may have a contingent liability related to the arrangement of third party financing. We offer to our customers leasing and other financing of products by third party providers, for which we may receive a fee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2005, our maximum contingent liability under all recourse provisions was approximately $4,260,000. While we maintain a reserve for estimated losses under these recourse provisions, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if actual losses were to materially exceed the related reserve.

Unfavorable international political or economic changes and/or currency fluctuations could negatively impact us. Approximately 29% of our sales in 2005 and 2004 were derived from outside North America. Political or economic changes and/or currency fluctuations in countries in which we do business could negatively impact our business and financial results, including decreases in our revenues and profitability.

We may not be able to attract and retain key employees and the loss of any member of our senior management could negatively affect our business. We compete for the services of qualified personnel. Our future success will depend upon, to a significant degree, the performance and contribution of the members of senior management and upon our ability to attract, motivate and retain other highly qualified employees with technical, management, marketing, sales, product development, creative and other skills. Although we do have employment agreements with our executive officers, there can be no assurance that such officers will continue to perform under those contracts. Our business, financial condition and results of operations could be materially and adversely affected if we lost the services of members of our senior management team or key technical or creative employees or if we failed to attract additional highly qualified employees.

Future issuances of preferred stock may adversely affect the holders of our common stock. Our Board has the ability to issue, without approval by the common stockholders, shares of one or more series of preferred stock, with the new series having such rights and preferences as the Board may determine in its sole discretion. Any series of preferred stock may have rights, including cumulative dividend, liquidation and conversion rights, senior to our common stock, which could adversely affect the holders of the common stock, as well as the economic value of the common stock.

A variety of factors may discourage potential take-over attempts. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own a majority of the outstanding shares of our common stock. In addition, our Certificate of Incorporation requires an affirmative super-majority stockholder vote before we can enter into certain defined business combinations, except for combinations that meet certain specified conditions; provides for staggered three-year terms for members of the Board of Directors; and authorizes the Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. Each of these factors could have the effect of discouraging potential take-over attempts and may make attempts by stockholders to change our management more difficult.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and financial results may suffer. The Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities and Exchange Commission and the American Stock Exchange impose new duties on us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act and such rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. These reports will be required as of December 31, 2006, if we qualify as an “accelerated filer” as of the end of the second quarter of 2006, or as of December 31, 2007 if we are not an accelerated filer at such time. We are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur additional expenses and diversion of management’s time, which could materially increase our operating expenses and accordingly reduce our net income. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation. If our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm’s interpretation of the requirements, rules or regulations are different than ours, then they may decline to attest to management’s assessment or issue an adverse opinion on management’s assessment and/or our internal control over financial reporting. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our common stock.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company occupies approximately 120,000 square feet of space in Medway, Massachusetts and approximately 210,000 square feet of space in Owatonna, Minnesota for administrative offices, manufacturing, assembly and warehousing. The Medway facility is owned by the Company and is subject to a mortgage securing the Company’s credit facilities. The Owatonna facility is leased. The Company also utilizes outside warehousing.

Cybex UK, the Company’s wholly-owned United Kingdom subsidiary, leases approximately 728 square feet of space in Measham, England. This space is utilized for the subsidiary’s direct sales and service efforts in the United Kingdom, which serves Cybex’s operations throughout Europe.

The Company’s manufacturing facilities are equipped to perform fabrication, machining, welding, grinding, assembly and powder coating of its products. Management believes that its facilities provide adequate capacity for its operations for at least the next twelve months, and the facilities are well maintained and kept in good repair.

Additional information concerning the financing of the Company’s owned and leased facilities are described in Notes 7 and 12 to the Company’s consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

As a manufacturer of fitness products, the Company is inherently subject to the hazards of product liability litigation; however, the Company has maintained, and expects to continue to maintain, insurance coverage which management believes is adequate to protect against these risks. Reserves for self insured retention are included in accrued expenses.

The Company is also involved in certain legal actions and claims arising in the ordinary course of business. At December 31, 2005, an aggregate reserve of $6,185,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred.

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

A jury verdict was rendered in this litigation in February 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owed certain incentive compensation payments and rent, plus interest. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty for $48,750 on the claims related to lease issues. Such amount represented the approximate $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002.

In March 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722. In January 2006, the Superior Court of Pennsylvania affirmed the judgment, and Cybex has filed a petition for Allowance of Appeal with the Pennsylvania Supreme Court. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Colassi v. Cybex International, Inc.

This action was filed in the United States District Court for the District of Massachusetts. The plaintiff alleged that certain of the Company’s treadmill products infringed a patent allegedly owned by the plaintiff. The plaintiff sought injunctive relief and monetary damages. The Company filed an answer to the complaint denying the material allegations of the complaint and asserting counterclaims. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded $2,700,000 in damages and interest. A six month stay of a permanent injunction against sale of these treadmill products was entered in September 2005, and the Company has instituted a redesign of its deck system. The Company has filed an appeal of the judgment entered by the trial court on the jury verdict, which required that Cybex post a letter of credit for $2,888,025. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Free Motion Fitness v. Cybex International, Inc.

In December 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed in the United States District Court for the District of Utah an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed plaintiff’s patent. The Company filed an answer denying the material allegations of the complaint and including claims which management believes could invalidate the Free Motion Fitness patent; the Company also filed a counterclaim against Free Motion Fitness seeking damages. In September 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. In May 2004, the Court ruled in favor of the Company’s motion for summary judgment, dismissing all of the claims of the plaintiff against the Company and Nautilus and also dismissing the Company’s counterclaims against the plaintiff. The plaintiff appealed the grant of summary judgment and in September 2005 the Court of Appeals for the Federal Circuit reversed the lower court ruling, with the result that this case has been returned to the trial court level.

Other Litigation and Contingencies

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Legal fees related to these matters are charged to expense as incurred.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

SPECIAL ITEM.    EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 20, 2006 were as follows:

Name	Age	Position
John Aglialoro	62	Chairman and Chief Executive Officer
Arthur W. Hicks, Jr.	47	Executive Vice President – Chief Operating Officer and Chief Financial Officer
Edward Kurzontkowski	42	Senior Vice President of Manufacturing
Raymond Giannelli	52	Senior Vice President of Research and Development
Paul G. Horgan	49	Corporate Controller

Mr. Aglialoro has served as Cybex’s Chief Executive Officer since 2000. Mr. Aglialoro is also the Chairman of UM Holdings Ltd., which he co-founded in 1973. UM Holdings Ltd. is the Company’s principal stockholder. He served as a Director and Chairman of Trotter Inc. from 1983 until Trotter’s merger with Cybex in 1997, from which time he has served as the Chairman of the Company’s Board of Directors.

Mr. Hicks has served as the Company’s Chief Operating Officer since January 1, 2006 and its Chief Financial Officer since 2002. Prior to 2006, he served Cybex through a service agreement between the Company and UM Holdings Ltd. where he was employed as Chief Financial Officer since 1988. Since January 1, 2006, Mr. Hicks has been a full-time employee of the Company. Mr. Hicks is a certified public accountant. He was a director of Trotter from 1994 to 1997 and has served as a director of Cybex since 1997.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the American Stock Exchange (Amex). The Company’s Amex symbol is CYB.

The following table shows the high and low market prices as reported by Amex:

	2005		2004
Calendar	High	Low	High	Low
First Quarter	$4.63	$3.30	$3.65	$1.10
Second Quarter	4.30	2.80	4.48	2.51
Third Quarter	4.35	2.71	4.75	3.36
Fourth Quarter	3.77	3.10	5.00	3.64

As of March 20, 2006, there were approximately 514 common stockholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

Under the Company’s credit agreements, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

The following table summarizes securities authorized for issuance under equity compensation plans at December 31, 2005:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	766,100	$1.87	1,057,281	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	766,100	$1.87	1,057,281

(1)	Includes 1,000,000 shares available for issuance under the Company’s 2005 Omnibus Incentive Plan and 57,281 shares available for issuance under the Company’s 2002 Stock Retainer Plan for Nonemployee Directors. See Note 8 to the Company’s consolidated financial statements for a description of these plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2005. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31
	2005		2004	2003	2002		2001
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$114,646		$103,421	$90,480	$81,744		$85,268
Cost of sales	73,169		65,640	59,321	51,919		54,722

Gross profit	41,477		37,781	31,159	29,825		30,546
Selling, general and administrative expenses (including bad debt expense)	33,908		30,900	29,367	26,733		25,280
Litigation charges	4,605	(a)	—	—	—		2,200	(c)

Operating income	2,964		6,881	1,792	3,092		3,066
Interest income	5		14	12	30		136
Interest expense	(2,657)		(3,539)	(3,643)	(3,549)		(3,683)
Other income (expense), net	—		—	27	126		(246)

Income (loss) before income taxes	312		3,356	(1,812)	(301)		(727)
Income tax provision (benefit)	251		131	(51)	20,723	(b)	(51)

Net income (loss)	61		3,225	(1,761)	(21,024)		(676)
Preferred stock dividends	—		(276)	(244)	—		—

Net income (loss) attributable to common stockholders	$61		$2,949	$(2,005)	$(21,024	)(b)	$(676	)(c)

Basic earnings (loss) per share	$.00		$.26	$(.23)	$(2.39	)(b)	$(.08	)(c)

Diluted earnings (loss) per share	$.00		$.24	$(.23)	$(2.39	)(b)	$(.08	)(c)

(a)	Consists of $4,605 pre-tax charges relating primarily to the Colassi and Kirila litigation matters.
(b)	Includes a charge of $20,773 to establish a valuation allowance for deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109.
(c)	Consists of $2,200 pre-tax charge relating primarily to the Kirila litigation.

	December 31
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Working capital	$4,478	$3,318	$(4,882)	$(21,439)	$(3,735)
Total assets	55,672	54,486	53,388	53,361	77,577
Long-term debt (including current portion)	13,659	20,605	27,086	29,010	30,490
Capital leases (including current portion)	813	1,056	1,023	406	131

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and, to a lesser extent, consumer markets.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales.

	Year Ended December 31
	2005	2004	2003
Net sales	100%	100%	100%
Cost of sales	64	63	66

Gross profit	36	37	34
Selling, general and administrative expenses, including bad debt expense	30	30	32
Litigation charges	4	—	—

Operating income	2	7	2
Interest expense, net	(2)	(4)	(4)

Income (loss) before income taxes	—%	3%	(2)%

NET SALES

Cybex’s net sales increased $11,225,000, or 11%, to $114,646,000 in 2005 compared with a $12,941,000, or 14%, increase in 2004 compared to 2003. The increase in 2005 was attributable to an increase in sales of the Company’s cardiovascular products of $13,598,000, or 28%, to $62,334,000, increased freight and other revenue of $808,000, or 17%, to $5,558,000, partially offset by decreased sales of strength training products of $2,569,000, or 6%, to $41,058,000 and decreased parts sales of $612,000, or 10%, to $5,696,000. Of the increase in sales of cardiovascular products, 74% was due to the Arc Trainer, sales for which increased 44% in 2005. The Arc Trainer is a product category first introduced during 2002. Treadmill and bike sales also increased in 2005. The Company introduced a new strength line in late 2005 which it believes will improve strength sales.

The increase in net sales in 2004 was attributable to an increase in sales of the Company’s cardiovascular products of $10,000,000, or 26%, to $48,736,000, increased sales of strength training products of $2,663,000, or 7%, to $43,627,000, increased freight and other revenue of $693,000, or 17%, to $4,750,000, partially offset by decreased parts sales of $415,000, or 6%, to $6,308,000. The increase in sales of cardiovascular products was due to the Arc Trainer which accounted for 74% of the increase.

Sales outside of North America represented 29%, 29% and 28% of consolidated net sales in 2005, 2004 and 2003, respectively.

GROSS MARGIN

Gross margin was 36.2% in 2005, compared with 36.5% in 2004 and 34.4% in 2003. Margins decreased slightly in 2005 due to higher steel costs (.6%), higher freight costs (.3%) and higher warranty provisions from product mix (.2%), partially offset by higher selling prices. The improvement in margin from 2003 to 2004 was due to improved warranty experience (.7%), leveraging of overhead costs due to higher volumes (.7%), and improved product mix (3.2%), partially offset by increased steel costs (2.5%).

During 2004 and 2005, the Company experienced increases in the price of steel, a major component of the Company’s products. In 2004, in response to these price increases, the Company instituted product surcharges and price increases. While steel prices had a favorable impact on margins in the fourth quarter of 2005 compared to 2004, the negative impact of steel prices in 2005 compared to 2004 was approximately .6%. Management does not expect steel prices to have a substantial impact on margins in 2006 compared to 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense, increased by $3,008,000, or 10%, in 2005 to $33,908,000 compared to an increase of $1,533,000, or 5%, in 2004. As a percentage of net sales, these expenses were 30%, 30% and 32% in 2005, 2004 and 2003, respectively. The 2005 increase in selling, general and administrative expenses was predominantly due to an increase in the direct sales force ($1,149,000), increased sales and marketing expenses ($860,000) and an increase in product development costs ($809,000).

The 2004 increase in selling, general and administrative expenses was predominantly due to an increase in the direct sales force ($623,000), increased sales and marketing expenses ($465,000), increased leasing costs ($223,000) and an increase in product development costs ($616,000). These increases for 2004 were partially offset by decreased legal costs ($504,000).

LITIGATION CHARGES

Litigation charges for the year ended December 31, 2005 relate to a $4,605,000 increase in legal reserves recorded in 2005. This increase in reserves primarily relates to the Colassi and Kirila litigation matters, both of which are being appealed.

NET INTEREST EXPENSE AND OTHER

Net interest expense and other decreased by $873,000, or 25%, in 2005 to $2,652,000 compared to a decrease of $79,000, or 2%, in 2004. The decrease in 2005 was due to lower interest rates following the July 2004 refinancing, lower principal balances and lower deferred financing cost amortization due to a $340,000 write-off of deferred financing costs in 2004 upon the retirement of the Hilco facility, partially offset by interest expense of $200,000 associated with the August 2005 Owatonna real estate transaction, which was treated as a financing for financial accounting purposes. The decrease in 2004 was due to lower interest rates following the July 2004 refinancing and lower principal balances, partially offset by higher amortization of deferred financing costs (including $340,000 of deferred financing costs related to the retirement of the Hilco facility). Management expects that interest expense will decline in 2006 compared to 2005, due to the recharacterization of the Owatonna real estate transaction, after December 23, 2005, from a financing (lease payments being classified as interest expense) to a sale and leaseback (lease payments to be classified as rent expense) based on modifications of the lease terms, including the elimination of a repurchase option. In addition, management expects lower deferred financing cost amortization during the second half of 2006 as certain deferred financing costs will be fully amortized by that time.

INCOME TAXES

In a prior year, the Company established a valuation allowance for all deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” At December 31, 2005, the valuation allowance was $21,960,000 and reduced deferred tax assets to zero. As of December 31, 2005, U.S. federal operating loss carryforwards of approximately $27,786,000 were available to the Company to offset future taxable income. In addition, as of December 31, 2005, the Company had foreign net operating losses of $2,703,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $461,000, which do not expire, and a federal research and development tax credit carryforward of $129,000, which expires in 2008. Management will re-evaluate the need for the deferred tax valuation reserve in future periods. The amounts recorded for income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 relate to state taxes and federal alternative minimum tax.

PREFERRED STOCK DIVIDENDS

The Company’s Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”) was issued in July 2003 and was converted by the holder thereof into shares of common stock in August 2004. The holder of the Preferred Stock was entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. Such dividends decreased the net income or increased the net loss attributable to common stockholders for purposes of computing income or loss per share. In accordance with the terms of the Preferred Stock, all accrued dividends on the Preferred Stock, in the amount of $522,000, were paid at the time of conversion in 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had working capital of $4,478,000, compared to $3,318,000 at December 31, 2004. The increase in working capital is primarily due to a $6,181,000 decrease in the current maturities of debt largely resulting from an amendment to the CIT Amended Financing Agreement and the prepayment of a portion of the GMAC term loan from the proceeds of the sale/leaseback transaction plus a $2,429,000 increase in accounts receivable, reflecting higher sales volume. These changes were offset by an increase of $7,090,000 in accrued expenses due to an increase in the litigation reserves, increased warranty reserves associated with higher sales levels and the use of cash to fund equipment purchases and product development expenditures.

For the year ended December 31, 2005, cash provided by operating activities was $7,198,000 compared to cash provided by operating activities of $4,452,000 for the year ended December 31, 2004. The increase in cash provided by operating activities from 2004 to 2005 was primarily due to the increases in accrued expenses ($7,090,000), including increases to warranty and litigation reserves, which offset the $3,164,000 decrease in net income.

Cash used in investing activities of $732,000 in 2005 consisted of purchases and deposits on manufacturing tooling and equipment of $3,149,000 and computer hardware and infrastructure of $1,071,000, which was partially offset by proceeds of $3,488,000 from the sale/leaseback transaction related to the Owatonna building. Cash used in investing activities of $2,772,000 in 2004 primarily consisted of purchases of and deposits for manufacturing tooling and equipment of $2,575,000 and computer hardware and infrastructure of $197,000. Projected capital expenditures for 2006 relate mostly to manufacturing tooling and equipment and computer hardware and infrastructure and are expected to be somewhat lower than the 2005 levels.

For the year ended December 31, 2005, cash used in financing activities of $7,485,000 consisted primarily of term and revolver payments of $11,600,000 and payments on capital leases of $547,000, partially offset by proceeds from borrowings under term loans of $4,654,000. For the year ended December 31, 2004, cash used in financing activities of $603,000 consisted primarily of term and revolver payments of $21,481,000, dividends paid to a related party of $522,000 and payments on capital leases of $503,000, partially offset by proceeds from term loans under the new financing agreements of $15,000,000 and net proceeds received in the private placement of common stock of $7,199,000.

On August 5, 2004, the Company consummated the private placement of 2,430,000 shares of common stock to accredited (primarily institutional) investors. The Company received net cash proceeds, after commissions and offering expenses, of $7,199,000. Such net cash proceeds were used to prepay the GMAC term loan discussed below by $3,067,000, retire a $1,200,000 industrial revenue bond and pay $875,000 in accrued interest and preferred dividends, with the remaining balance used for working capital purposes.

The Company has credit facilities with GMAC Commercial Finance, LLC (“GMAC”) and with The CIT Group/Business Credit, Inc. (“CIT”). The Company’s Amended and Restated Credit Agreement with GMAC provides for term loans and was amended in January 2006 to include a $5,000,000 credit line that will be available to December 15, 2006 to finance machinery and equipment purchases. The Company’s Amended Financing Agreement with CIT provides for working capital revolving loans in amounts up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base and a term loan. The GMAC loans are secured by the Company’s real estate, fixtures and equipment, and mature on August 1, 2009. The CIT loans are secured by substantially all other assets of the Company and mature on June 30, 2008.

At December 31, 2005, there was outstanding $1,339,000 in working capital revolving loans and $12,320,000 of term loans. Availability under the revolving loan fluctuates daily. At December 31, 2005, there was $7,453,000 in unused availability under the revolving loan.

In August 2005, the Company sold its Owatonna, Minnesota manufacturing, warehouse and office facility for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with this sale, the Company and the purchaser entered into a lease of the Owatonna facility. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate. Due to the option to repurchase the facility, the transaction was treated for financial accounting purposes as a financing transaction whereby payments made of $200,000 through December, 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005, resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 is included in accrued expenses and $634,000 is included in other long-term liabilities and will be amortized over 55 months.

The Company has posted letters of credit of $2,945,722 and $2,888,025, respectively, in connection with its appeals of the judgments in Kirila et al v. Cybex International, Inc., et al, and Colassi v. Cybex International, Inc. No cash payments to the plaintiffs will be required with respect to either item of litigation until the end of the respective appeal processes. The ultimate resolution of these matters could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserves are adequate. Management also believes it will have adequate liquidity to satisfy these judgments if its appeals are ultimately unsuccessful.

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

As of December 31, 2005, the Company had approximately $30,489,000 in net operating loss carryforwards, substantially all of which will be available to offset 2006 taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$13,659,000	$3,929,000	$5,749,000	$3,981,000	$—
Royalty agreement	2,570,000	440,000	720,000	720,000	690,000
Capital lease obligations (a)	887,000	532,000	333,000	22,000	—
Operating lease commitments	3,771,000	1,111,000	1,740,000	920,000	—
Purchase obligations	12,166,000	9,267,000	2,899,000	—	—

	$33,053,000	$15,279,000	$11,441,000	$5,643,000	$690,000

(a)	Includes future interest obligation.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a lease financing program, whereby it arranges equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. At December 31, 2005, the maximum contingent liability under all recourse provisions was $4,260,000. A reserve for estimated losses under recourse provisions of $289,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (fiscal 2006 for the Company). The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at the date of adoption. The transition methods include the modified prospective and modified retrospective methods. The Company plans to use the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will result in an estimated charge of $67,000 for 2006, $43,000 for 2007 and $4,000 for 2008 relating to options issued prior to the date of adoption of SFAS No. 123R. The Company’s assessment of estimated compensation charges relating to options issued prior to the date of adoption of SFAS No. 123R is affected by forfeitures and modifications, if any. Stock-based compensation in 2006 will also be affected by any grants in 2006.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company for inventory costs incurred on or after January 1, 2006. The Company does not expect the implementation of SFAS No. 151 to have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to the allowance for doubtful accounts, realizability of inventory, reserves for warranty obligations, reserves for legal matters and product liability, recoverability of goodwill and valuation of deferred tax assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company’s results of operations and financial position. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

Allowance for doubtful accounts. Management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. Management continuously monitors collections and payments from customers and maintains a reserve for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of a specific customer or the Company’s general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

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

Legal matters. The Company has recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible or remote and the adequacy of accruals for probable loss contingencies.

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

Recoverability of goodwill. In assessing the recoverability of goodwill, management is required to make assumptions regarding estimated future cash flows and other factors to determine whether the fair value of the business supports the carrying value of goodwill and net operating assets. This analysis includes assumptions and estimates about future sales, costs, working capital, capital expenditures and cost of capital. If these assumptions and estimates change in the future, the Company may be required to record an impairment charge related to goodwill.

Valuation of deferred tax assets. At December 31, 2005, there is a valuation allowance of $21,960,000 against the carrying value of the Company’s deferred tax assets. Approximately $56,307,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s debt portfolio as of December 31, 2005 is comprised of variable rate debt denominated in U.S. dollars. Changes in interest rates have an impact on the variable portion of the Company’s debt portfolio. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the Company’s consolidated balance sheet.

At December 31, 2005, the Company had variable rate debt with a carrying value of $13,659,000. A 100 basis point change in interest rates would have impacted interest expense by $176,000 for the year ended December 31, 2005.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 8, 2006

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash	$807	$1,826
Accounts receivable, net of allowance of $689 and $887	18,320	15,891
Inventories	9,258	8,014
Prepaid expenses and other	2,707	1,684

Total current assets	31,092	27,415
Property, plant and equipment, net	12,124	13,544
Goodwill	11,247	11,247
Other assets	1,209	2,280

	$55,672	$54,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,929	$9,116
Current portion of capital leases	481	408
Accounts payable	5,918	5,377
Accrued expenses	16,286	9,196

Total current liabilities	26,614	24,097
Long-term debt	9,730	11,489
Capital leases	332	648
Accrued warranty obligation	510	627
Other liabilities	2,298	1,839

Total liabilities	39,484	38,700

Commitments and contingencies (Notes 11 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 15,340 and 15,303 shares issued	1,534	1,530
Additional paid-in capital	57,565	57,464
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(40,530)	(40,591)
Accumulated other comprehensive loss	(130)	(366)

Total stockholders’ equity	16,188	15,786

	$55,672	$54,486

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$114,646	$103,421	$90,480
Cost of sales	73,169	65,640	59,321

Gross profit	41,477	37,781	31,159
Selling, general and administrative expenses	33,525	30,510	29,019
Litigation charges	4,605	—	—
Bad debt expense	383	390	348

Total operating expenses	38,513	30,900	29,367

Operating income	2,964	6,881	1,792
Interest income	5	14	12
Interest expense	(2,657)	(3,539)	(3,643)
Other income, net	—	—	27

Income (loss) before income taxes	312	3,356	(1,812)
Income tax provision (benefit)	251	131	(51)

Net income (loss)	61	3,225	(1,761)
Preferred stock dividends	—	(276)	(244)

Net income (loss) attributable to common stockholders	$61	$2,949	$(2,005)

Basic net income (loss) per share	$.00	$.26	$(.23)

Diluted net income (loss) per share	$.00	$.24	$(.23)

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2003	9,044	$904	—	$—	$45,296	$(2,257)	$(41,533)	$(5)	$2,405
Issuance of preferred stock	—	—	33	4,900	—	—	—	—	4,900
Common stock issued to Directors	33	3	—	—	36	6	—	—	45
Issuance of warrants	—	—	—	—	268	—	—	—	268
Forgiveness of related party payable	—	—	—	—	252	—	—	—	252
Comprehensive loss:
Reclassification adjustment	—	—	—	—	—	—	—	81	81
Cumulative translation adjustment	—	—	—	—	—	—	—	(172)	(172)
Net loss	—	—	—	—	—	—	(1,761)	—	(1,761)

Comprehensive loss									(1,852)

Balance, December 31, 2003	9,077	907	33	4,900	45,852	(2,251)	(43,294)	(96)	6,018
Conversion of preferred stock to common	3,289	329	(33)	(4,900)	4,571	—	—	—	—
Issuance of common stock	2,430	243	—	—	6,956	—	—	—	7,199
Exercise of warrants/options	470	47	—	—	(40)	—	—	—	7
Dividend paid to related party	—	—	—	—	—	—	(522)	—	(522)
Common stock issued to Directors	37	4	—	—	125	—	—	—	129
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	(270)	(270)
Net income	—	—	—	—	—	—	3,225	—	3,225

Comprehensive income									2,955

Balance, December 31, 2004	15,303	1,530	—	—	57,464	(2,251)	(40,591)	(366)	15,786
Exercise of options	17	2	—	—	23	—	—	—	25
Common stock issued to Directors and management	20	2	—	—	78	—	—	—	80
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	133	133
Change in fair value of hedge	—	—	—	—	—	—	—	103	103
Net income	—	—	—	—	—	—	61	—	61

Comprehensive income									297

Balance, December 31, 2005	15,340	$1,534	—	$—	$57,565	$(2,251)	$(40,530)	$(130)	$16,188

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$61	$3,225	$(1,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,412	3,704	3,710
Amortization of deferred financing costs	560	1,021	710
Stock-based compensation	55	129	45
Provisions for losses on accounts receivables	383	390	348
Change in fair value of foreign currency contract	(72)	—	—
Change in fair value of hedging instruments	—	—	(27)
Increase to litigation reserve	4,605	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,812)	(2,526)	(475)
Inventories	(1,244)	(104)	579
Prepaid expenses and other	(430)	1,193	(47)
Accounts payable, accrued liabilities and other liabilities	2,680	(2,580)	(2,287)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,198	4,452	795

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,220)	(2,147)	(572)
Proceeds from disposition of building	3,488	—	—
Deposits related to equipment purchases	—	(625)	(253)

NET CASH USED IN INVESTING ACTIVITIES	(732)	(2,772)	(825)

FINANCING ACTIVITIES:
Repayments of term loans	(5,496)	(19,088)	(17,809)
Repayments of revolving loans	(115,225)	(105,710)	(43,976)
Borrowings under revolving loans	109,121	103,317	44,861
Borrowings under term loans	4,654	15,000	16,000
Deferred financing costs	(17)	(303)	(2,023)
Proceeds from issuance of common stock, net of costs	—	7,199	—
Proceeds from exercise of stock options	25	7	—
Dividends paid to related party	—	(522)	—
Principal payments on capital leases	(547)	(503)	(390)
Proceeds from related party loans	—	—	3,900

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,485)	(603)	563

NET INCREASE (DECREASE) IN CASH	(1,019)	1,077	533
CASH, beginning of year	1,826	749	216

CASH, end of year	$807	$1,826	$749

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,542	$2,349	$2,701
Cash paid for income taxes	223	39	15
Issuance of warrants to bank	—	—	268
Conversion of related party loans to preferred stock	—	—	4,900
Capital leases	304	536	1,010
Forgiveness of payable to related party	—	—	252
Conversion of preferred stock to common stock	—	4,900	—

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and, to a lesser extent, consumer markets. Currently, most of the Company’s products are sold under the brand name “Cybex.” The Company operates in one business segment.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for doubtful accounts, inventory reserve, warranty reserve, reserves for legal and product liability matters, recoverability of goodwill and valuation of deferred tax assets are the items that are most susceptible to estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2005 or 2004.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Betterments and improvements are capitalized while repairs and maintenance costs are charged to expense as incurred. Depreciation is recorded using the straight-line method based on estimated useful lives for financial reporting purposes and various prescribed methods for tax purposes. The estimated useful lives for financial reporting purposes are 25 years for buildings and improvements and three to ten years for equipment and furniture.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (continued)

Internal Use Software Costs

Under the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with software for internal use. Capitalization of qualified costs incurred during the application development stage begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include hardware, software and services and payroll and payroll-related expenses for employees who were directly associated with developing and implementing internal use software primarily associated with the Company’s Enterprise Resource Planning system. Such costs are included within property, plant and equipment and are being amortized over seven years. As of December 31, 2005 and 2004, the net carrying value of internal use software was $1,808,000 and $1,677,000, respectively. In 2005, the Company capitalized $70,000 in payroll and payroll related expenses relating to internal use software. No such costs were capitalized during the years ended December 31, 2004 and 2003.

Impairment of Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets. All long-lived assets are accounted for as entity level assets under SFAS No. 144 because there are no asset groups with identifiable cash flows that are largely independent of the cash flows of other assets. If a write down was necessary, an impairment charge would be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value, as determined based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2005 and 2004.

Goodwill

Goodwill represents the excess of costs over the fair value of the net assets of businesses acquired. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill is not amortized, but instead is tested annually for impairment, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in business climate, unanticipated competition or a loss of key personnel. The Company operates in one reporting unit. To the extent that the carrying amount of the reporting unit exceeds the fair value of the reporting unit, management would be required to perform the second step of the impairment test. Under the second step of the impairment test, management would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets and liabilities (recognized and unrecognized) of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. Management determines the fair value of its reporting unit based on an average of (i) a discounted cash flow analysis; (ii) private sale comparables; and (iii) market capitalization, as adjusted for a control premium. Management determined that goodwill is not impaired at December 31, 2005 and 2004.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Accrued Warranty Obligations

All products are warranted for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the part and the type of equipment. Warranty expense was $3,048,000, $2,512,000 and $2,793,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The accrued warranty obligation is recorded at the time of product sale based on management estimates, which are developed from historical information and certain assumptions about future events and are subject to change.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Balance as of January 1	$2,235,000	$1,759,000
Payments made under warranty	(2,408,000)	(2,036,000)
Accrual for product warranties issued	3,048,000	2,512,000

Balance as of December 31	$2,875,000	$2,235,000

Derivatives

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” to account for derivatives.

At December 31, 2005, derivative instruments include two interest rate caps, which are both considered cash flow hedges in accordance with SFAS No. 133. Also, derivative instruments include 13 forward contracts, of which three remain outstanding at December 31, 2005, that hedge the foreign currency exposure of sales made in the UK in British Sterling. The forward contracts are not considered eligible for hedge accounting in accordance with SFAS No. 133 (see Note 7).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, capital leases and long-term debt. The carrying values of cash, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments (including the capital leases) that are outstanding as of December 31, 2005, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

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

Concentration of Risk, Geographic Segment Data and Enterprise-Wide Disclosures

More than half of the Company’s net sales are through specialty fitness dealers and distributors. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Sales to one customer in 2005, 2004 and 2003 were 15.4%, 15.9% and 10.7% of net sales, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those years.

There was no single geographic area of significant concentration other than the U.S. Sales outside of North America accounted for approximately 29%, 29% and 28% of total net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Long-lived assets located in foreign countries totaled $92,000 and $103,000 at December 31, 2005 and 2004, respectively.

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

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2005	2004	2003
Cardiovascular products	$62.3	$48.7	$38.7
Strength systems	41.1	43.6	41.0
Parts	5.7	6.3	6.7
Freight and other revenue	5.5	4.8	4.1

	$114.6	$103.4	$90.5

Advertising Costs

The Company charges advertising costs to expense as incurred. For the years ended December 31, 2005, 2004 and 2003, advertising expense was $2,142,000, $1,556,000 and $1,472,000, respectively, and is included in selling, general and administrative expenses.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $3,982,000, $3,172,000 and $2,669,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses.

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

Net Income (Loss) per Common Share

The table below sets forth the reconciliation of the basic and diluted income (loss) per share computations:

	Year Ended December 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders	$61,000	$2,949,000	$(2,005,000)

Shares used in computing basic net income (loss) per share	15,122,000	11,359,000	8,831,000
Dilutive effect of options and warrants	586,000	708,000	—
Dilutive effect of preferred stock	—	288,000	—

Shares used in computing diluted net income (loss) per share	15,708,000	12,355,000	8,831,000

For purposes of presenting diluted net income per share in 2004, the Company assumed the conversion of the convertible preferred stock as of the earliest possible conversion date, which was June 30, 2004.

For the years ended December 31, 2005, 2004 and 2003, options to purchase 62,000, 73,000 and 336,500 shares of common stock at exercise prices ranging from $3.70 to $4.32, $3.70 to $11.75, and $1.30 to $11.75 per share were outstanding, respectively, but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive.

Stock-Based Compensation

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosure about the method of accounting for stock-based employee compensation

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

and the effect of the method used on reported results. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma net income (loss) and net income (loss) per share disclosures for stock based compensation as if the fair-value based method defined in SFAS No. 123 had been applied. Through 2005, the Company has applied the provisions of APB Opinion No. 25 and provides the pro forma disclosures for its stock option plans in accordance with the provisions of SFAS No. 123 and SFAS No. 148, as follows:

	Year Ended December 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders:
As reported	$61,000	$2,949,000	$(2,005,000)
Add: Stock-based compensation included in net income (loss)	55,000	129,000	45,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(358,000)	(246,000)	(140,000)

Pro forma net income (loss) attributable to common stockholders	$(242,000)	$2,832,000	$(2,100,000)

Basic net income (loss) per share:
As reported	$0.00	$.26	$(.23)

Pro forma	$(0.02)	$.25	$(.24)

Diluted net income (loss) per share:
As reported	$0.00	$.24	$(.23)

Pro forma	$(0.02)	$.23	$(.24)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (fiscal 2006 for the Company). The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at the date of adoption. The transition methods include the modified prospective and modified retrospective methods. The Company plans to use the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will result in an estimated charge of $67,000 for 2006, $43,000 for 2007 and $4,000 for 2008 relating to options issued prior to the date of adoption of SFAS No. 123R. The Company’s assessment of estimated compensation charges relating to options issued prior to the date of adoption of SFAS No. 123R is affected by forfeitures and modifications, if any. Stock-based compensation in 2006 will also be affected by any grants in 2006.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The weighted average fair value of each stock option granted during the years ended December 31, 2004 and 2003 was $.81 and $.40, respectively. No grants were issued in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003
Risk free interest rate	3.9%	3.4%
Expected dividend yield	—	—
Expected life	7 years	7 years
Expected volatility	50%	20%

Reclassifications

Certain reclassifications to prior period amounts have been made to conform to the current presentation.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company for inventory costs incurred on or after January 1, 2006. The Company does not expect the implementation of SFAS No. 151 to have a material impact on its consolidated results of operations and financial position.

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

NOTE 3—INVENTORIES

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials	$4,989,000	$3,703,000
Work in process	2,110,000	2,080,000
Finished goods	2,159,000	2,231,000

	$9,258,000	$8,014,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2005	2004
Land, building and improvements	$5,554,000	$10,884,000
Equipment, computers, software and furniture	26,816,000	26,326,000

	32,370,000	37,210,000
Less-accumulated depreciation	(20,246,000)	(23,666,000)

	$12,124,000	$13,544,000

Depreciation expense was $3,275,000, $3,567,000 and $3,572,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 5—OTHER ASSETS

Other assets consist of the following:

	December 31,
	2005	2004
Deferred financing costs, net	$439,000	$970,000
Other amortizable intangibles, net	71,000	208,000
Other assets	699,000	1,102,000

	$1,209,000	$2,280,000

Amortization expense of other intangibles was $137,000, $137,000 and $138,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining balance of other amortizable intangibles of $71,000 at December 31, 2005 will be amortized in 2006.

In connection with the financings described in Note 7, the Company incurred debt issuance costs consisting of brokerage fees, warrants and legal fees, which are included within other assets at December 31, 2005, net of accumulated amortization. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan (see Note 7). Amortization expense related to all deferred financing costs was $560,000, $1,021,000 and $710,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2005	2004
Current portion of warranty reserves	$2,365,000	$1,608,000
Self insurance reserves	1,769,000	1,815,000
Litigation reserve and professional fees	6,488,000	2,072,000
Payroll related and other	5,664,000	3,701,000

	$16,286,000	$9,196,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT, RELATED PARTY LOAN AND DERIVATIVES

Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004
CIT working capital loan	$1,339,000	$7,443,000
CIT term loan	5,069,000	3,500,000
GMAC real estate term loan	5,860,000	9,662,000
GMAC equipment term loan	1,391,000	—

	13,659,000	20,605,000
Less—current portion	(3,929,000)	(9,116,000)

	$9,730,000	$11,489,000

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

In July 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of the CIT Financing Agreement with CIT (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan under a financing agreement with Hilco Capital LP (“Hilco”), repay a $1,600,000 term loan from CIT and pay financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan. The Company prepaid $3,000,000 of the GMAC term loan in September 2004 with the proceeds from its common stock private placement. On February 1, 2005, the Company entered into an amendment and restatement of the GMAC Credit Agreement that provided for a new equipment credit line, pursuant to which the Company received aggregate advances of $1,654,000 to finance equipment and machinery purchases, which advances are represented by a term note. In August 2005, the Company utilized a portion of the proceeds from the sale/leaseback transaction described below to prepay $3,067,000 of the GMAC term loan. The GMAC Credit Agreement was further amended and restated in January 2006 (as amended, the “GMAC Amended Credit Agreement”) to include a $5,000,000 credit line that will be available to December 15, 2006 to finance machinery and equipment. The GMAC loans are secured by the Company’s real estate, fixtures and equipment.

The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2005, the Company entered into an amendment to the CIT Amended Financing Agreement which increased the outstanding term loan from $3,250,000 to $6,250,000. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT, RELATED PARTY LOAN AND DERIVATIVES  (continued)

At December 31, 2005, there was outstanding $1,339,000 in working capital loans and $12,320,000 of term loans. Availability under the revolving loan fluctuates daily. At December 31, 2005, there was $7,453,000 in unused availability under the working capital revolving loan.

The CIT working capital loan bears interest at rates ranging between LIBOR plus 2.5% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid (7% at December 31, 2005). The CIT term loan bears interest at the prime rate plus 3%, with a minimum of 7% (10% at December 31, 2005) (prior to July 13, 2004, a $3,000,000 CIT term loan bore interest at the prime rate plus 5% with a minimum rate of 10%). The $6,250,000 CIT term loan, as amended, is due in equal quarterly principal installments of $390,625, with the balance of $1,553,125 due at maturity on June 30, 2008. Interest is payable monthly. The GMAC term loans bear interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%) and the advances under the equipment line bear interest at LIBOR plus 3.25% or the prime rate plus 1%. The GMAC term loans are due in equal monthly principal payments of $93,000 with the balance of $3,294,000 due at maturity on August 1, 2009. Each advance under the GMAC equipment credit line will be retired with equal principal installments payable monthly through July 2009, with any remaining unpaid principal due at maturity on August 1, 2009. The prime rate was 7% and LIBOR was 4.8% at December 31, 2005. The Hilco loan bore interest at the prime rate plus 11.5%, with a minimum of 15.5%.

The average outstanding working capital loan balance during 2005 and 2004 was approximately $2,211,000 and $7,658,000, respectively, and the weighted average interest rate in 2005 and 2004 was 5.94% and 4.40%, respectively. Interest expense on the working capital loan was $188,000 and $395,000 for the years ended December 31, 2005 and 2004, respectively. Interest expense on the CIT term loans was $453,000 and $319,000 for the years ended December 31, 2005 and 2004, respectively. Interest expense on the GMAC term loans was $688,000 and $333,000 for the years ended December 31, 2005 and 2004, respectively. The average outstanding balance under the prior credit facility in 2003 was $7,723,000 and the weighted average interest rate was 6.25%. Interest expense on the revolver and term loans under the prior credit facility was $257,000 and $753,000, respectively, for the year ended December 31, 2003.

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of December 31, 2005. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

At December 31, 2005, long-term debt maturities are as follows:

2006	$3,929,000
2007	2,684,000
2008	3,065,000
2009	3,981,000

13,659,000
Less current portion of long-term debt	(3,929,000)

$9,730,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT, RELATED PARTY LOAN AND DERIVATIVES  (continued)

On August 2, 2005, the Company sold its manufacturing, warehouse and office facility located in Owatonna, Minnesota for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate. Due to the option to repurchase the facility, the transaction was treated for financial accounting purposes as a financing transaction whereby payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 is included in accrued expenses and $634,000 is included in other long-term liabilities and will be amortized over 55 months.

Related Party Loan

During 2003 and 2002, UM Holdings Ltd. (“UM”), a principal stockholder of the Company, lent to the Company, on a subordinated basis, $4,900,000. On July 16, 2003, as part of the 2003 refinancing of the Company’s prior bank facility, $4,900,000 of subordinated notes held by UM were cancelled and converted into 32,886 shares of a newly created class of preferred stock, the Series B Convertible Cumulative Preferred Stock (the “Preferred Stock”). On August 2, 2004, UM exercised its right, in accordance with the terms of the Preferred Stock, to convert the outstanding shares of Preferred Stock into 3,288,600 shares of common stock. The Preferred Stock accrued cumulative dividends at the rate of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. The Company paid to UM accrued dividends of $522,000 and interest of $353,000 at the time of conversion of the Preferred Stock into common stock.

UM provided the collateral to support a $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 12). This letter of credit was replaced during the second quarter of 2005 by a letter of credit issued under the CIT Amended Financing Agreement. A $2,888,025 letter of credit has also been issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Colassi v. Cybex International, Inc. (see Note 12). Letters of credit outstanding under the CIT Amended Financing Agreement reduce availability under the CIT working capital revolving loan facility.

Derivatives

On September 8, 2004, Cybex entered into two interest rate caps with a financial intermediary to lock in one-month LIBOR at a maximum of 3% for the two-year period ending September 8, 2006 related to the Company’s GMAC term debt facility and CIT working capital revolving credit facility. The cost of the interest rate caps was approximately $97,000. The interest rate caps are accounted for as cash flow hedges and the cost of the interest rate caps is being amortized on a straight-line basis over two years, which approximates the period during which the individual caplets related to each forecasted interest payment expire. Changes in the fair value of the interest rate caps are recorded within accumulated other comprehensive loss. For the year ended December 31, 2005, the change in fair value of the interest rate caps was an increase of $103,000. At December 31, 2004, the change in the fair value of the interest rate caps was not materially different than their amortized cost.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT, RELATED PARTY LOAN AND DERIVATIVES  (continued)

Cybex entered into a series of 13 forward contracts on February 28, 2005, of which three remain outstanding at December 31, 2005, whereby Cybex pays a bank 140,212 British Sterling and a bank pays Cybex $265,000 each month. In February 2006, the Company entered into a series of 12 monthly forward contracts, that begin on April 1, 2006, whereby Cybex pays a bank 150,000 British Sterling and a bank pays Cybex $265,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. Cybex UK’s sales are in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transaction is not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of the hedge resulted in a gain of $72,000 for the year ended December 31, 2005.

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board has the ability to issue, without approval by the common stockholders, up to 500,000 shares of Preferred Stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock

On August 2, 2004, the Company issued 3,288,600 shares of common stock upon exercise by the holder of the Company’s Preferred Stock of its rights to convert all such outstanding preferred shares into common stock.

On August 5, 2004 the Company consummated a private placement to accredited investors of 2,430,000 shares of common stock, at a price of $3.30 per share. The net proceeds to the Company in this offering, after commissions and offering expenses, were approximately $7,199,000. Additionally, in connection with the private placement, the Company issued to the placement agent and its affiliates warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $.10 per share. The warrants have a term of five years.

At December 31, 2005, there are 1,980,740 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants

On September 20, 2004, a warrant holder exercised in full its warrant to purchase 335,816 shares of the common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued 214,058 shares of its common stock to the warrant holder. This warrant was issued in connection with an earlier debt arrangement in 2001 and 2002.

On October 21, 2004, a warrant holder exercised in full its warrant to purchase 191,898 shares of common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued 133,217 shares of its common stock to the warrant holder. This warrant was issued in connection with an earlier debt arrangement in 2001 and 2002.

On October 28, 2004, a warrant holder exercised in full its warrant to purchase 176,619 shares of the common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued to the warrant holder 119,302 shares of its common stock. This warrant was issued in connection with a debt arrangement in 2003.

At December 31, 2005, warrants to purchase 189,640 and 25,000 shares of common stock at $.10 per share are outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY  (continued)

Stock Options

2005 Omnibus Incentive Plan

Cybex’s 2005 Omnibus Incentive Plan (“Omnibus Plan”) is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the Omnibus Plan. The terms and conditions of each award are determined by a committee of the Board of Directors of the Company. Under the Omnibus Plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of grant).

1995 Omnibus Incentive Plan

The terms and conditions of grants of stock options under the 1995 Omnibus Incentive Plan were determined by a committee of the Board of Directors. Options outstanding under this Plan were granted at exercise prices which were not less than the fair market value of a share of the Company’s common stock on the date of grant and were generally exercisable over a period not to exceed ten years from the original date of grant. No future grant may be made under this plan.

1987 Stock Option Plan

The terms and conditions of grants of stock options under the 1987 Stock Option Plan were determined by a committee of the Board of Directors. Options outstanding under this plan were granted at exercise prices which were not less than the fair market value of a share of the Company’s common stock on the date of grant and were generally exercisable over a period not to exceed ten years from the original date of grant. No future grants may be made under this plan.

Information with respect to options under the Company’s plans is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2002	325,500	$1.30-11.75	$2.29
Granted	25,000	1.30	1.30
Forfeited	(14,000)	1.51-4.06	2.48

Outstanding at December 31, 2003	336,500	1.30-11.75	2.21
Granted	496,500	1.22-3.43	1.72
Exercised	(4,150)	1.51-1.75	1.71
Forfeited	(9,250)	1.51-1.75	1.67

Outstanding at December 31, 2004	819,600	1.22-11.75	1.92
Exercised	(17,000)	1.22-1.75	1.42
Forfeited	(36,500)	1.22-11.75	3.20

Outstanding at December 31, 2005	766,100	$1.22-4.3125	$1.87

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY  (continued)

The options generally vest over a three to five year period (with some subject to cliff vesting). At December 31, 2005, there are 1,000,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.22—$1.51	473,000	$1.28	7.72	168,375	$1.33
1.70—1.90	126,100	1.75	5.81	117,600	1.75
3.00—3.70	115,000	3.43	4.17	107,500	3.42
4.06—4.31	52,000	4.07	3.84	52,000	4.07

	766,100	1.87	6.61	445,475	2.27

Stock Retainer Plan for Nonemployee Directors

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At December 31, 2005, there are 57,281 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $55,000, $129,000 and $45,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to the issuance of common stock to directors.

NOTE 9—INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003
Domestic	$1,139,000	$4,023,000	$(1,390,000)
Foreign	(827,000)	(667,000)	(422,000)

	$312,000	$3,356,000	$(1,812,000)

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2005	2004	2003
Current :
Federal	$136,000	$66,000	$—
State	115,000	65,000	(51,000)

	$251,000	$131,000	$(51,000)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES  (continued)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2005	2004	2003
Tax at statutory rate	$106,000	$1,141,000	$(616,000)
Federal alternative minimum tax	136,000	66,000	—
Impact of foreign taxes	33,000	27,000	—
State income taxes, net	179,000	274,000	(104,000)
Other permanent differences, primarily meals and entertainment	44,000	52,000	43,000
Change in valuation allowance	(247,000)	(1,429,000)	626,000

	$251,000	$131,000	$(51,000)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2005	2004
Deferred tax assets (liabilities):
Net operating, credit and capital loss carryforwards	$12,254,000	$14,614,000
Warranty reserves	1,129,000	833,000
Other accruals and reserves	4,912,000	3,065,000
Bad debt and lease reserves	463,000	508,000
Goodwill	3,788,000	4,272,000
Other – net	171,000	168,000

Total deferred tax assets	22,717,000	23,460,000
Valuation allowance	(21,960,000)	(21,787,000)
Depreciation	(757,000)	(1,673,000)

	$—	$—

At December 31, 2005, the Company had U.S. federal net operating loss carryforwards, which are scheduled to expire as follows:

2012	$5,870,000
2019	3,637,000
2020	6,481,000
2021	5,528,000
2022 and thereafter	6,270,000

$27,786,000

In addition, the Company has foreign net operating losses of $2,703,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $461,000, which do not expire, and a federal research and development tax credit carryforward of $129,000, which expires in 2008.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES  (continued)

Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the Company has a valuation allowance of $21,960,000 and $21,787,000, at December 31, 2005 and 2004, respectively, as a reserve against its deferred tax assets. As of December 31, 2005, approximately $56,307,000 of taxable income is needed to fully realize deferred tax assets.

NOTE 10—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2005, 2004 and 2003, the Company paid $291,000, $342,000 and $163,000, respectively, to a law firm of which one of the directors of the Company is a member.

The Company’s Chairman, who is a principal stockholder of the Company, has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. He received salaries of $390,000, $368,000 and $360,000 for 2005, 2004 and 2003, respectively.

From February 2002 to December 31, 2005, the Company’s Chief Financial Officer was employed by and provided through a services agreement with UM, a principal stockholder of the Company. Expenses related to these services totaled $216,000, $192,000 and $144,000 for 2005, 2004 and 2003, respectively. UM’s General Counsel served as General Counsel for the Company from September 2003 to February 2005 through a services agreement with UM. Expenses related to these services totaled $30,000, $120,000 and $40,000 for 2005, 2004 and 2003, respectively. UM provides certain office support services for which the Company reimbursed UM at the rate of $28,500 during 2005. The total amount owed to UM for these services totaled $24,000 and $11,000 at December 31, 2005 and 2004, respectively.

During 2004, UM agreed to pay Cybex $250,000, representing the full cost of a sports stadium luxury box rented by Cybex, in return for use of the box. UM owed $144,000 with respect to this obligation at December 31, 2004.

During 2003, UM lent to the Company, on a subordinated basis, $4,900,000, which bore interest at 10% and was to mature on January 1, 2004. On July 16, 2003, as part of the 2003 refinancing of the Company’s prior bank facility, the subordinated notes held by UM were cancelled and converted into 32,886 shares of Preferred Stock. A fee of $120,000 was paid in 2003 to UM relating to the issuance of the Preferred Stock. On August 2, 2004, UM exercised its right, in accordance with the terms of the Preferred Stock, to convert the outstanding shares of Preferred Stock into 3,288,600 shares of common stock. The Preferred Stock accrued cumulative dividends at the rate of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. The Company paid to UM accrued dividends of $522,000 and interest of $353,000 at the time of conversion of the Preferred Stock into common stock.

UM provided the collateral to support a $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 12). This letter of credit was replaced during the second quarter of 2005 by a letter of credit issued under the CIT Amended Financing Agreement. A fee of $39,000 per quarter was paid to UM in 2005 for the use of this collateral. Additionally, as part of the 2003 CIT and Hilco Financing Agreements (Note 7), UM provided additional collateral of $3,100,000 in the form of a guarantee of certain letters of credit, which was retired in full during 2004.

NOTE 11—COMMERCIAL LEASING

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—COMMERCIAL LEASING  (continued)

end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At December 31, 2005, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,260,000 A reserve for estimated losses under recourse provisions of $289,000 and $114,000 has been recorded based on historical and industry experience and is included in accrued expenses at December 31, 2005 and 2004, respectively.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The Company has recorded a net liability of $74,000 at December 31, 2005 and 2004, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2010 for equipment and property under noncancelable operating and capital leases. Future minimum payments under these leases at December 31, 2005 are as follows:

	Operating	Capital
2006	$1,111,000	$532,000
2007	1,018,000	268,000
2008	722,000	65,000
2009	627,000	22,000
2010	293,000	—

	3,771,000	887,000
Less: amount representing interest	—	(74,000)

	$3,771,000	813,000

Less: current portion		(481,000)

		$332,000

Rent expense under all operating leases for the years ended December 31, 2005, 2004 and 2003 was $622,000, $366,000 and $319,000, respectively. Interest expense related to capital leases was $85,000, $95,000 and $69,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Assets subject to capital leases had a cost of $1,517,000 and $1,546,000 and accumulated depreciation of $522,000 and $290,000 at December 31, 2005 and 2004, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES  (continued)

Royalty Agreement

In connection with the settlement of a license dispute, the Company is required to make minimum royalty payments through November 2012. Future minimum payments included in accrued expenses (current portion) and other liabilities (long-term portion) under this arrangement are as follows at December 31, 2005:

2006	$440,000
2007	360,000
2008	360,000
2009	360,000
2010	360,000
Thereafter	690,000

2,570,000
Amount representing interest	(728,000)

$1,842,000

Interest expense related to this obligation was $190,000, $206,000 and $221,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase Obligations

The Company is required to make purchases of goods and services that are legally binding as follows as of December 31, 2005:

2006	$9,267,000
2007	2,899,000

$12,166,000

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

The Company is involved in certain legal actions and claims arising in the ordinary course of business. At December 31, 2005, a reserve of $6,185,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred. Included within this reserve are

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES  (continued)

litigation charges recorded in the third and fourth quarters of 2005, primarily related to the Kirila and Colassi matters noted below.

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

A jury verdict was rendered in this litigation in February 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owed certain incentive compensation payments and rent, plus interest. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty for $48,750 on the claims related to lease issues. Such amount represented the approximate $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002.

In March 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 7). In January 2006, the Superior Court of Pennsylvania affirmed the judgment, and Cybex has filed a petition for Allowance of Appeal with the Pennsylvania Supreme Court. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Colassi v. Cybex International, Inc.

This action was filed in the United States District Court for the District of Massachusetts. The plaintiff alleged that certain of the Company’s treadmill products infringed a patent allegedly owned by the plaintiff. The plaintiff sought injunctive relief and monetary damages. The Company filed an answer to the complaint denying the material allegations of the complaint and asserting counterclaims. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded $2,700,000 in damages and interest. A six month stay of a permanent injunction against sale of these treadmill products was entered in September 2005, and the Company has instituted a redesign of its deck system. The Company has filed an appeal of the judgment entered by the trial

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES  (continued)

court on the jury verdict, which required that Cybex post a letter of credit for $2,888,025 (see Note 7). The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Free Motion Fitness v. Cybex International, Inc.

In December 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed in the United States District Court for the District of Utah an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed plaintiff’s patent. The Company filed an answer denying the material allegations of the complaint and including claims which management believes could invalidate the Free Motion Fitness patent; the Company also filed a counterclaim against Free Motion Fitness seeking damages. In September 2003, this case was combined with a separate matter also in the United States District Court, Division of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. In May 2004, the Court ruled in favor of the Company’s motion for summary judgment, dismissing all of the claims of the plaintiff against the Company and Nautilus and also dismissing the Company’s counterclaims against the plaintiff. The plaintiff appealed the grant of summary judgment and in September 2005, the Court of Appeals for the Federal Circuit reversed the lower court ruling, with the result that this case has been returned to the trial court level.

Other Litigation and Contingencies

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Legal fees related to these matters are charged to expense as incurred.

Employment Agreements

The Company has entered into employment agreements with its executive officers. Under these agreements, the employment may be terminated with or without cause at any time. In the event that the Company terminates the officer’s employment other than “for cause,” the Company is obligated to continue normal salary payments for periods generally varying from six months to two years. The employment agreements generally provide that upon a change of control, as defined, the officer may in certain events resign and receive the severance which would have been payable upon a non-cause termination. The maximum aggregate exposure under these agreements is $1,332,000 as of December 31, 2005.

NOTE 13—BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company currently matches 50% of the first 4% of the employee’s eligible compensation contributions. Matching contributions by the Company to the plan were $288,000 for the year ended December 31, 2005. No matching contributions were made in the years ended December 31, 2004 and 2003. Additionally, the Company may make discretionary contributions to the plan. No discretionary contributions were made for the years ended December 31, 2005, 2004 or 2003.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

	2005 Quarter Ended
	March 26	June 25	September 24		December 31
Sales	$24,759,000	$27,197,000	$26,690,000		$36,000,000
Gross profit	8,855,000	9,651,000	9,547,000		13,424,000
Net income (loss)	119,000	1,038,000	(3,535,000	)(a)	2,439,000	(a)
Basic net income (loss) per share	.01	.07	(.23	)(a)	.16	(a)
Diluted net income (loss) per share	.01	.07	(.23	)(a)	.16	(a)

	2004 Quarter Ended
	March 27	June 26	September 25		December 31
Sales	$24,420,000	$24,073,000	$25,038,000		$29,890,000
Gross profit	9,255,000	9,217,000	8,832,000		10,477,000
Net income	375,000	833,000	410,000		1,607,000
Preferred stock dividends	(122,000)	(122,000)	(32,000)		—
Net income attributable to common stockholders	253,000	711,000	378,000		1,607,000
Basic net income per share	.03	.08	.03		.11
Diluted net income per share	.03	.08	.03		.10

(a)	Includes a third quarter charge of $4,101,000 ($.27 per share) and fourth quarter charge of $504,000 ($.03 per share) relating primarily to the Colassi and Kirila litigation matters.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
For the year ended December 31, 2005
Allowance for doubtful accounts	$887,000	$383,000	$581,000	$689,000

For the year ended December 31, 2004
Allowance for doubtful accounts	$982,000	$390,000	$485,000	$887,000

For the year ended December 31, 2003
Allowance for doubtful accounts	$1,393,000	$348,000	$759,000	$982,000

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Lease for Commercial Land and Building dated July 21, 2005 with Doug Hughes Properties LCC, relating to the Company’s Owatonna facility, was amended on December 23, 2005 eliminating an option to repurchase the building in exchange for certain services to be provided by the landlord. All other terms of the lease remain materially the same.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company, compliance with Section 16(a) of the Securities Exchange Act of 1934 and the Company’s Code of Ethics is incorporated herein by reference from the sections captioned “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”). For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this report.

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

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed or incorporated by reference as a part of this report:
Financial Statements
(a)		Consolidated Financial Statements of the Company are set forth on Page F-1, Part II, Item 8 hereof and are incorporated by reference herein.
Exhibits

	3(a)(1)	Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

	3(a)(4)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 10-Q”).

	3(a)(5)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (the “June 2003 10-Q”).

	3(a)(6)	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 4, 2005, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2005 (the “June 2005 10-Q”).

	3(b)	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987.

	4(a)	Common Stock Purchase Warrant to purchase 189,640 shares of Common Stock, issued to Hilco Capital LP, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (the “September 2003 10-Q”).

	4(b)	Form of Warrant to Purchase Common Stock issued to Oppenheimer & Co. and affiliates, each dated August 5, 2004, for an aggregate of 25,000 shares, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the “September 2004 10-Q”).

	10(a)	Lumex, Inc. Amended and Restated 1987 Stock Option Plan, incorporated by reference to Exhibit 28 to the Registration Statement on Form S-8 (No. 33-48124), filed May 26, 1992.*

	10(b)	Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 1994.

	10(c)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).*

10(d)	2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2005.*

10(d)(1)	2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10(k) to the 2001 10-K.*

10(d)(2)	Amendment to 2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005 (the “February 18, 2005 Form 8-K”).*

10(e)	Employment Agreement dated April 8, 2003, between the Company and John Aglialoro, incorporated by reference to Exhibit 10.4 to the June 2003 10-Q.*

10(f)(1)	Financing Agreement dated July 16, 2003, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the September 2003 10-Q.

10(f)(2)	First Amendment to Financing Agreement dated as of May 4, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 26, 2004 (the “June 2004 10-Q”).

10(f)(3)	Second Amendment to Financing Agreement dated as of July 13, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the September 2004 10-Q.

10(f)(4)	Third Amendment to Financing Agreement and Consent, dated as of September 30, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the June 2005 10-Q.

10(f)(5)	Fourth Amendment to Financing Agreement and Waiver, dated as of May 27, 2005, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.3 to the June 2005 10-Q.

10(g)	Warrantholders Rights Agreement dated as of July 16, 2003 among the Company, certain stockholders of the Company and Hilco Capital LP, incorporated by reference to Exhibit 10.7 to the September 2003 10-Q.

10(h)(1)	Credit Agreement dated as of July 13, 2004, between the Company and GMAC Commercial Finance, LLC, incorporated by reference to Exhibit 10.1 to the September 2004 10-Q.

10(h)(2)	Amended and Restated Credit Agreement dated as of February 1, 2005, between the Company and GMAC Commercial Finance, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2005.

10(h)(3)	Second Amended and Restated Credit Agreement dated January 31, 2006, between the Company and GMAC Commercial Finance, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2006.

10(i)(1)	Management Employment Agreement dated September 30, 2004, between the Company and Ray Giannelli, incorporated by reference to Exhibit 10.3 to the September 2004 10-Q.*(1)

10(i)(2)	Amended and Restated Management Employment Agreement dated as of January 1, 2006 between the Company and Ray Giannelli, incorporated by referenced to the Current Report on Form 8-K filed February 27, 2006 (the “February 27, 2006 Form 8-K”).*

10(j)	Reimbursement Agreement dated as of April 28, 2004, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.1 to the June 2004 10-Q.

10(k)	Form of Securities Purchase Agreement dated as of August 2, 2004, between the Company and prospective investors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2004.

10(l)	Services Agreement dated February 16, 2005 between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 10.5 to the February 18, 2005 Form 8-K.

10(m)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.4 to the September 2004 10-Q.*

10(n)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.5 to the September 2004 10-Q.*

10(o)	Form of Notification of Participation in the 2005 Management Incentive Compensation Bonus Program for Named Executive Officers, incorporated by reference to Exhibit 10.2 to the February 18, 2005 Form 8-K.*

10(p)	Form of Notification of Participation in the 2005 Management Incentive Compensation Bonus Program for Non-Named Executive Officers, incorporated by reference to Exhibit 10.3 to the February 18, 2005 Form 8-K.*

10(q)	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the February 18, 2005 Form 8-K.*

10(r)	Services Agreement dated as of January 1, 2006 between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 4, 2006.

10(s)	Form of Notification of Participation in the 2006 Management Incentive Compensation Bonus Program for Named Executive Officers, incorporated by reference to Exhibit 10.2 to the February 27, 2006 Form 8-K.*

10(t)	Form of Notification of Participation in the 2006 Management Incentive Compensation Bonus Program for Non-Named Executive Officers, incorporated by reference to Exhibit 10.3 to the February 27, 2006 Form 8-K.*

10(u)(1)	Lease for Commercial Land and Building, dated July 25, 2005, between the Company and Doug Hughes Properties, LLC, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.

10(u)(2)	Amendment to Lease for Commercial Land and Building dated December 23, 2005 between the Company and Doug Hughes Properties, LLC (Filed herewith).

10(v)(1)	Manufacturing and Distribution License Agreement dated May 30, 2005, among Impulse Technology, Ltd., the Company and Trazer Technologies, Inc., incorporated by reference to Exhibit 10.4 to the June 2005 10-Q.

10(v)(2)	Amendment to Manufacturing and Distribution License Agreement, dated December 22, 2005, among Impulse Technology, Ltd., the Company and Trazer Technologies, Inc. (Filed herewith).

10(w)	Management Employment Agreement, effective as of January 1, 2006, between the Company and Arthur W. Hicks, Jr., incorporated by reference to Exhibit 10.3 to the February 27, 2006 Form 8-K.*

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Independent Registered Public Accounting Firm—KPMG LLP (Filed herewith).

31(a)	Certification of Chief Executive Officer (Filed herewith).

31(b)	Certification of Chief Financial Officer (Filed herewith).

32(a)	Statement of Chief Executive Officer pursuant to Section 1350 (Furnished herewith).

32(b)	Statement of Chief Financial Officer pursuant to Section 1350 (Furnished herewith).

*	Executive compensation plans and arrangements
(1)	Portions omitted due to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC. (Registrant)

By:	/s/ JOHN AGLIALORO
John Aglialoro Chairman

March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2006

/s/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 31, 2006

/s/ JAMES H. CARLL James H. Carll	Director	March 31, 2006

/s/ JOAN CARTER Joan Carter	Director	March 31, 2006

/s/ DAVID FERRARI David Ferrari	Director	March 31, 2006

/s/ JERRY LEE Jerry Lee	Director	March 31, 2006

/s/ MILTON LEONTIADES Milton Leontiades, Ph.D.	Director	March 31, 2006

/s/ HARVEY MORGAN Harvey Morgan	Director	March 31, 2006