Form 10-Q
period 2006-04-01
CYBEX INTERNATIONAL INC
filed 2006-05-01
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006.

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

(508) 533-4300

(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On April 26, 2006, the Registrant had outstanding 15,180,810 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
Net sales	$28,912	$24,759
Cost of sales	18,361	15,904

Gross profit	10,551	8,855

Selling, general and administrative expenses	9,187	8,026
Bad debt expense	75	57

Operating income	1,289	772

Interest expense, net	559	596

Income before income taxes	730	176
Income tax expense	63	57

Net income	$667	$119

Basic net income per share	$0.04	$0.01

Diluted net income per share	$0.04	$0.01

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 1, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$1,785	$807
Accounts receivable, net of allowance of $626 and $689	14,523	18,320
Inventories	9,477	9,258
Prepaid expenses and other	3,504	2,707

Total current assets	29,289	31,092
Property, plant and equipment, net	11,544	12,124
Goodwill	11,247	11,247
Other assets	1,026	1,209

	$53,106	$55,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,684	$3,929
Current portion of capital leases	433	481
Accounts payable	5,500	5,918
Accrued expenses	15,659	16,286

Total current liabilities	24,276	26,614
Long-term debt	9,059	9,730
Capital leases	252	332
Other liabilities	2,589	2,808

Total liabilities	36,176	39,484

Contingencies (Note 9)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 15,389 and 15,340 shares issued	1,539	1,534
Additional paid-in capital	57,718	57,565
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(39,863)	(40,530)
Accumulated other comprehensive loss	(213)	(130)

Total stockholders’ equity	16,930	16,188

	$53,106	$55,672

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
OPERATING ACTIVITIES:
Net income	$667	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	829	892
Amortization of deferred financing costs	134	134
Stock-based compensation	29	14
Provision for doubtful accounts	75	57
Change in fair value of foreign currency contract	53	(72)
Changes in operating assets and liabilities:
Accounts receivable	3,722	1,675
Inventories	(219)	(673)
Prepaid expenses and other	(953)	221
Accounts payable, accrued liabilities and other liabilities	(1,155)	694

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,182	3,061

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(236)	(881)
Deposits related to equipment purchases	(14)	(615)

NET CASH USED IN INVESTING ACTIVITIES	(250)	(1,496)

FINANCING ACTIVITIES:
Repayments of term loans	(577)	(137)
Borrowings under term loans	—	751
Repayments under revolving loan	(31,271)	(27,657)
Borrowings under revolving loans	29,932	24,417
Proceeds from exercise of stock options	90	7
Principal payments on capital leases	(128)	(144)

NET CASH USED IN FINANCING ACTIVITIES	(1,954)	(2,763)
NET INCREASE (DECREASE) IN CASH	978	(1,198)
CASH, beginning of period	807	1,826

CASH, end of period	$1,785	$628

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$322	$333
Cash paid for income taxes	202	98
Capital leases	—	305
Common stock issued to directors earned in previous period (Note 4)	52	77

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2005, its Current Reports on Form 8-K, and its proxy statement dated April 4, 2006.

NOTE 2 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 16.9% and 17.9% of consolidated net sales for the three months ended April 1, 2006 and March 26, 2005, respectively. Accounts receivable from this customer was $1,793,000 at April 1, 2006.

Sales outside of North America represented 30% and 26% of consolidated net sales for the three months ended April 1, 2006 and March 26, 2005, respectively.

NOTE 3 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At April 1, 2006, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,588,000. A reserve for estimated losses under recourse provisions of $210,000 and $289,000 has been recorded based on historical and industry experience and is included in accrued expenses at April 1, 2006 and December 31, 2005, respectively.

The Company has recorded a net liability of $98,000 and $74,000 at April 1, 2006 and December 31, 2005, respectively, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the type of equipment. The accrued warranty obligation is recorded at the time of product sale based on management estimates, which are developed from historical information, and certain assumptions about future events are subject to change.

The following table sets forth the change in the liability for product warranties during the three months ended April 1, 2006.

Balance as of January 1, 2006	$2,875,000
Payments made under warranty	(808,000)
Accrual for product warranties issued	859,000

Balance as of April 1, 2006	$2,926,000

NOTE 4 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Shared-Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three months ended April 1, 2006, the Company recorded stock-based compensation expense of $29,000, consisting of expenses related to stock options ($16,000) and restricted stock to be issued to directors ($13,000).

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. Had the Company adopted SFAS No. 123R during the quarter ended March 26, 2005, the impact would have been as follows.

Three Months Ended
March 26, 2005
Net income	$119,000
Add: Stock-based compensation included in net income	14,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(51,000)

Pro forma net income	$82,000

Basic net income per share:
As reported	$.01

Pro forma	$.01

Diluted net income per share:
As reported	$.01

Pro forma	$.01

The fair value of the Company’s stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black Scholes), assuming no dividends and using an expected life of seven years, volatility of 20% to 50% and a risk-free rate of 3.4% to 3.9%.

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

A summary of the status of the Company’s stock option plans as of April 1, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2006	766,100	$1.87
Exercised	(35,350)	2.56
Forfeited	(1,000)	1.70

Outstanding at April 1, 2006	729,750	$1.83	6.44	$3,529,000

Options exercisable at April 1, 2006	502,500	$2.06	5.92	$2,318,000

The intrinsic value of options exercised in the quarter ended April 1, 2006 was $98,000. A registration statement has been filed for the Omnibus Plan and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options.

As of April 1, 2006, there was $98,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At April 1, 2006, there are 42,937 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $13,000 for the quarter ended April 1, 2006 for common stock to be issued to the directors for 2006 services, which is included in accrued expenses at April 1, 2006 and will be issued in 2007. During the quarter ended April 1, 2006, the Company issued 14,344 shares of common stock to the directors, which had a fair value of $52,000, related to directors fees earned in 2005, which were included in accrued expenses at December 31, 2005.

NOTE 5 — INVENTORIES

Inventories consist of the following:

	April 1, 2006	December 31, 2005
Raw materials	$4,789,000	$4,989,000
Work in process	2,099,000	2,110,000
Finished goods	2,589,000	2,159,000

	$9,477,000	$9,258,000

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	April 1, 2006	December 31, 2005
CIT working capital loan	$—	$1,339,000
CIT term loan	4,678,000	5,069,000
GMAC real estate term loan	5,739,000	5,860,000
GMAC equipment term loan	1,326,000	1,391,000

	11,743,000	13,659,000
Less – current portion	(2,684,000)	(3,929,000)

	$9,059,000	$9,730,000

In July 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan under a prior financing agreement with Hilco Capital LP (the “Hilco Financing Agreement”), repay a $1,600,000 term loan from CIT and pay financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan. The Company prepaid $3,000,000 of the GMAC term loan in September 2004 with the proceeds from its common stock private placement. On February 1, 2005, the Company entered into an amendment and restatement of the GMAC Credit Agreement that provided for a new equipment credit line pursuant to which the Company received aggregate advances of $1,654,000 to finance equipment and machinery purchases, which advances are represented by a term note. In August 2005, the Company utilized a portion of the proceeds from the sale/leaseback transaction described below to prepay $3,067,000 of the GMAC term loan. The GMAC Credit Agreement was further amended and restated in January 2006 (as amended, the “GMAC Amended Credit Agreement”) to include a $5,000,000 credit line that will be available through December 15, 2006 to finance the purchase of machinery and equipment. The GMAC loans are secured by the Company’s real estate, fixtures and equipment.

The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2005, the Company entered into an amendment to the CIT Amended Financing Agreement which increased the then outstanding term loan from $3,250,000 to $6,250,000. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment.

At April 1, 2006, there were $11,743,000 of term loans and no working capital loans outstanding. Availability under the revolving loan fluctuates daily. At April 1, 2006, there was $8,773,000 in unused availability under the working capital revolving loan.

The CIT working capital loan bears interest at rates ranging between LIBOR plus 2.5% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid (7.50% at April 1, 2006). The CIT term loan bears interest at the prime rate plus 3%, with a minimum of 7% (10.75% at April 1, 2006) (prior to July 13, 2004, a $3,000,000 CIT term loan bore interest at the prime rate plus 5% with a minimum rate of 10%). The $6,250,000 CIT term loan, as amended, is due in equal quarterly principal installments of $390,625, with the balance of $1,553,125 due at maturity on June 30, 2008. Interest is payable monthly. The GMAC term loans bear interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%) and the advances under the equipment line bear interest at LIBOR plus 3.25% or the prime rate plus 1%. The GMAC term loans are due in equal monthly principal payments of $93,000 with the balance of $3,294,000 due at maturity on August 1, 2009. Each advance under the GMAC equipment credit line will be repaid with equal principal installments payable monthly through July 2009, with any remaining unpaid principal due at maturity on August 1, 2009. The prime rate was 7.75% and LIBOR was 5.25% at April 1, 2006. The Hilco loan bore interest at the prime rate plus 11.5%, with a minimum of 15.5%.

The average outstanding working capital loan balance for the three months ended April 1, 2006 and March 26, 2005 was approximately $164,000 and $1,127,000, respectively, and the weighted average interest rate was 7.18% and 5.19%, respectively.

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of April 1, 2006. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

At April 1, 2006, long-term debt maturities are as follows:

2007	$2,684,000
2008	2,684,000
2009	2,675,000
2010	3,700,000

11,743,000
Less current portion of long-term debt	(2,684,000)

$9,059,000

UM Holdings Ltd. (“UM”) provided the collateral to support a $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 9). This letter of credit was replaced during the second quarter of 2005 by a letter of credit issued under the CIT Amended Financing Agreement. A $2,888,025 letter of credit has also been issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Colassi v Cybex International, Inc. (see Note 9). Letters of credit outstanding under the CIT Amended Financing Agreement reduce availability under the CIT working capital revolving loan facility.

On August 2, 2005, the Company sold its manufacturing, warehouse and office facility located in Owatonna, Minnesota for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate. Due to an option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction whereby payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 was included in accrued expenses and $634,000 ($590,000 at April 1, 2006) was included in other long-term liabilities and is being amortized over 55 months.

On September 8, 2004, Cybex entered into two interest rate caps with a financial intermediary to lock in one-month LIBOR at a maximum of 3% for the two-year period ending September 8, 2006 related to the Company’s GMAC term debt facility and CIT working capital loan credit facility. The cost of the interest rate caps was approximately $97,000. The interest rate caps are accounted for as cash flow hedges and the cost of the interest rate caps is being amortized on a straight-line basis over two years, which approximates the period during which the individual caplets related to each forecasted interest payment expire. Changes in the fair value of the interest rate caps are recorded within accumulated other comprehensive loss. The change in the fair value of the interest rate caps was a decrease of $13,000 and an increase of $81,000 for the three months ended April 1, 2006 and March 26, 2005, respectively.

Cybex entered into a series of 13 forward contracts on February 28, 2005, with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid Cybex $265,000 each month. In February 2006, the Company entered into a series of 12 monthly forward contracts, that begin on April 1, 2006, whereby Cybex pays a bank 150,000 British Sterling and the bank pays Cybex $265,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. Cybex UK’s sales are in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transaction is not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of the hedge resulted in a loss of $53,000 and a gain of $72,000 for the three months ended April 1, 2006 and March 26, 2005, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value Preferred Stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

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

At April 1, 2006, there are 1,944,390 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At April 1, 2006, warrants to purchase 189,640 and 25,000 shares of common stock at $.10 per share were outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income:

	Three Months Ended
	April 1, 2006	March 26, 2005
Net income	$667	$119
Other comprehensive income (loss):
Foreign currency translation adjustment	(70)	82
Change in fair value of interest rate hedge	(13)	81

Comprehensive income	$584	$282

NOTE 8 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Three Months Ended
	April 1, 2006	March 26, 2005
Shares used in computing basic net income per share	15,158,000	15,105,000
Dilutive effect of options and warrants	690,000	619,000

Shares used in computing diluted net income per share	15,848,000	15,724,000

For the three months ended March 26, 2005, options to purchase 63,000 shares of common stock at exercise prices ranging from $4.06 to $11.75 per share were outstanding but were not included in the calculation of diluted net income per share as the result would be anti-dilutive.

NOTE 9 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. At April 1, 2006, a reserve of $6,200,000 is included in accrued expenses for estimated losses related to those matters for which it is probable that a loss has been incurred.

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

In March 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 6). In January 2006, the Superior Court of Pennsylvania affirmed the judgment, and Cybex has filed a petition for Allowance of Appeal with the Pennsylvania Supreme Court. The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Colassi v. Cybex International, Inc.

This action was filed in the United States District Court for the District of Massachusetts. The plaintiff alleged that certain of the Company’s treadmill products infringed a patent allegedly owned by the plaintiff. The plaintiff sought injunctive relief and monetary damages. The Company filed an answer to the complaint denying the material allegations of the complaint and asserting counterclaims. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded $2,700,000 in damages and interest. A six-month stay of a permanent injunction against sale of these treadmill products was entered in September 2005, and the Company has instituted a redesign of its deck system. The Company has filed an appeal of the judgment entered by the trial court on the jury verdict, which required that Cybex post a letter of credit for $2,888,025 (see Note 6). The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Free Motion Fitness v. Cybex International, Inc.

In December 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed in the United States District Court for the District of Utah an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed plaintiff’s patent. The Company filed an answer denying the material allegations of the complaint and including claims which management believes could invalidate the Free Motion Fitness patent; the Company also filed a counterclaim against Free Motion Fitness seeking damages. In September 2003, this case was combined with a separate matter also in the United States District Court, District of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. In May 2004, the Court ruled in favor of the Company’s motion for summary judgment, dismissing all of the claims of the plaintiff against the Company and Nautilus and also dismissing the Company’s counterclaims against the plaintiff. The plaintiff appealed the grant of summary judgment and in September 2005, the Court of Appeals for the Federal Circuit reversed the lower court ruling, with the result that this case has been returned to the trial court level.

Other Litigation and Contingencies

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations. Legal fees related to those matters are charged to expense as incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the resolution of litigation involving us, and our ability to comply with the terms of our credit facilities. Further information on these and other factors which could affect our financial results can be found in our reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, including Item 1A, Part I thereof, the Current Reports on Form 8-K, this Form 10-Q and the proxy statement dated April 4, 2006.

OVERVIEW

We are a New York corporation that develops, manufactures and markets high performance, professional quality exercise equipment products for the commercial market and, to a lesser extent, the premium segment of the consumer market.

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $4,153,000, or 17%, to $28,912,000 for the first quarter of 2006 from $24,759,000 for the first quarter of 2005. For the first quarter of 2006, sales of cardiovascular products increased $1,964,000, or 15%, to $15,289,000 and sales of strength products increased $1,793,000, or 20%, to $10,594,000. Of the increase in sales of cardiovascular products, 55% was due to the 425T treadmill, first introduced in November 2005, for the light commercial and high-end consumer markets. Sales of bikes also increased in 2006, and cardiovascular sales were further augmented by the Trazer product, introduced during the second half of 2005, and moderate sales increases of Arc Trainers. The increase in sales of strength products for the quarter was primarily due to sales of VR3, the new strength line introduced at the end of 2005, along with an increase in modular, plate loaded and free weight products. Freight, parts and other revenue increased $396,000, or 15%, to $3,029,000 in the first quarter of 2006.

GROSS MARGIN

Gross margin increased to 36.5% in the first quarter of 2006 from 35.8% in the prior year first quarter predominantly due to lower costs (1.7%), increased pricing (.8%) and overhead absorption due to higher volumes (.4%), partially offset by higher warranty costs (.5%) and product sales mix (1.7%).

Beginning in 2004, we experienced increases in the price of steel, a major component of our products. The cost of steel has fluctuated since 2004. The positive impact on gross margins from the decrease in steel prices in the first quarter of 2006 compared to the corresponding 2005 period was approximately .9%. We do not expect that steel prices will have a substantial impact on margins in 2006 compared to 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense increased by $1,179,000, or 15%, to $9,262,000 in the first quarter of 2006 compared to $8,083,000 in the first quarter of 2005, predominantly due to an increase in domestic and international selling expenses ($503,000), and an increase in product development costs ($265,000). The balance of the increase in these expenses is comprised of smaller amounts including additional order fulfillment staff, higher general salary levels and increased insurance and legal costs. Selling, general and administrative expenses represented 32.0% of sales in 2006 compared to 32.6% of sales in 2005.

NET INTEREST EXPENSE

Net interest expense decreased by $37,000 in the first quarter of 2006 compared to the corresponding period of 2005. The decrease in 2006 was primarily due to lower outstanding debt balances.

INCOME TAXES

In a prior year, we established a valuation allowance for deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” At December 31, 2005, deferred tax assets of approximately $21,960,000 were available to us to offset future taxable income. We will continue to re-evaluate the need for the deferred tax valuation reserve in future periods based on our continuing to achieve profitable operating results. The amounts recorded for income tax expense for the three months ended April 1, 2006 and March 26, 2005 relate to state taxes and federal alternative minimum tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2006, we had working capital of $5,013,000 compared to $4,478,000 of working capital at December 31, 2005. The net increase in working capital is primarily due to cash provided by operating activities.

For the three months ended April 1, 2006, we generated $3,182,000 of cash from operating activities compared to $3,061,000 for the three months ended March 26, 2005. The increase in cash provided by operating activities is primarily due to an increase in net income, partially offset by changes in operating assets and liabilities.

Cash used in investing activities of $250,000 during the three months ended April 1, 2006 consisted of purchases and deposits on manufacturing tooling and equipment of $61,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $189,000. Cash used in investing activities of $1,496,000 during the three months ended March 26, 2005 related primarily to purchases and deposits on equipment and tooling for the manufacturing of new products and improvements to our computer hardware and infrastructure.

Cash used in financing activities was $1,954,000 and $2,763,000 for the three months ended April 1, 2006 and March 26, 2005, respectively, consisting primarily of debt repayments.

We have credit facilities with GMAC Commercial Finance, LLC (“GMAC”) and with The CIT Group/Business Credit, Inc. (“CIT”). Our Amended and Restated Credit Agreement with GMAC provides for term loans and was amended in January 2006 to include a $5,000,000 credit line that will be available through December 15, 2006 to finance machinery and equipment purchases. Our Amended Financing Agreement with CIT provides for working capital revolving loans in amounts up to the lesser of $14,000,000, or an amount determined by reference to a borrowing base and a term loan. The GMAC loans are secured by our real estate, fixtures and equipment, and mature on August 1, 2009. The CIT loans are secured by substantially all of our other assets and mature on June 30, 2008.

At April 1, 2006, there were $11,743,000 of term loans and no working capital loans outstanding. Availability under the revolving loan fluctuates daily. At April 1, 2006, there was $8,773,000 in unused availability under the working capital revolving loan facility.

In August 2005, we sold our Owatonna, Minnesota manufacturing, warehouse and office facility for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with this sale, we and the purchaser entered into a lease of the Owatonna facility. The lease contains renewal options as well as options to terminate the lease if we elect to relocate. Due to an option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction whereby payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate our option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005, resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 was included in accrued expenses and $634,000 ($590,000 at April 1, 2006) was included in other long-term liabilities and is being amortized over 55 months.

We have posted letters of credit of $2,945,722 and $2,888,025, respectively, in connection with our appeals of the judgments in Kirila et al v. Cybex International, Inc., et al, and Colassi v. Cybex International, Inc. No cash payments to the plaintiffs will be required with respect to either item of litigation until the end of the respective appeal processes. The ultimate resolution of these matters could be material to our financial position, results of operations and cash flows; however, we believe that the recorded reserves are adequate and that we will have adequate liquidity to satisfy these judgments if our appeals are ultimately unsuccessful.

We rely upon cash flows from our operations and borrowings under our credit facilities to fund our working capital and capital expenditure requirements. A decline in sales or margins or a failure to remain in compliance with the terms of our credit facilities could result in having insufficient funds for such purposes. We believe that our cash flows and the availability under our credit facilities are sufficient to fund our general working capital and capital expenditure needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of our obligations and commitments to make future payments under various agreements as of April 1, 2006:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt	$11,743,000	$2,684,000	$5,359,000	$3,700,000	$—
Royalty agreement	2,430,000	390,000	720,000	720,000	600,000
Capital lease obligations (a)	749,000	478,000	199,000	72,000	—
Operating lease commitments	3,960,000	1,106,000	2,174,000	680,000	—
Purchase obligations	11,792,000	9,378,000	2,414,000	—	—

TOTAL	$30,674,000	$14,036,000	$10,866,000	$5,172,000	$600,000

(a)	Includes future interest obligation.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At April 1, 2006, the maximum contingent liability under all recourse provisions was approximately $4,588,000. A reserve for estimated losses under recourse provisions of $210,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at April 1, 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful accounts, realizability of inventory, reserves for warranty obligations, reserves for legal matters and product liability, recoverability of goodwill and valuation of deferred tax assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact our results of operations and financial position. These critical accounting policies and estimates have been discussed with our audit committee.

Allowance for doubtful accounts. We perform ongoing credit evaluations of customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from customers and maintain a reserve for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of a specific customer or our general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required.

Realizability of inventory. We value inventory at the lower of cost or market. We regularly review inventory quantities on-hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and historical usage, after considering the impact of new products. If actual market conditions and product demand are less favorable than projected, additional inventory write-downs would be required.

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

Legal matters. We have recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, we have concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, we will continue to assess whether losses from legal matters are probable, possible or remote and the adequacy of accruals for probable loss contingencies.

Product liability reserve. Due to the nature of our products, we are involved in certain pending product liability claims and lawsuits. We maintain product liability insurance coverage subject to deductibles. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued expenses in the accompanying consolidated balance sheets, based on our review of outstanding claims and claims history and consultation with our third-party claims administrators. If actual results vary from our estimates, adjustments to the reserve would be required.

Recoverability of goodwill. In assessing the recoverability of goodwill, we are required to make assumptions regarding estimated future cash flows and other factors to determine whether the fair value of the business supports the carrying value of goodwill and net operating assets. This analysis includes assumptions and estimates about future sales, costs, working capital, capital expenditures, and cost of capital. If these assumptions and estimates change in the future, we may be required to record an impairment charge related to goodwill.

Valuation of deferred tax assets. At December 31, 2005, there was a valuation allowance of $21,960,000 against the carrying value of our deferred tax assets. Approximately $56,307,000 of future taxable income is needed to fully realize our deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from the disclosure within the Company’s Report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Kirila et al v. Cybex International, Inc., et al

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2005 for a description of these proceedings.

Free Motion Fitness v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2005 for a description of these proceedings.

Colassi v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2005 for a description of these proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibit 31.1 – Certification of Chief Executive Officer.

Exhibit 31.2 – Certification of Chief Operating Officer and Chief Financial Officer.

Exhibit 32.1 – Statement of Chief Executive Officer.

Exhibit 32.2 – Statement of Chief Operating Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
April 28, 2006		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
April 28, 2006		Arthur W. Hicks, Jr. Chief Operating Officer and Chief Financial Officer