Form 10-Q
period 2006-07-01
CYBEX INTERNATIONAL INC
filed 2006-08-15
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006.

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

On August 14, 2006, the Registrant had outstanding 17,183,760 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

C YBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net sales	$29,951	$27,197	$58,863	$51,956
Cost of sales	19,089	17,546	37,450	33,450

Gross profit	10,862	9,651	21,413	18,506

Selling, general and administrative expenses	8,659	7,966	17,921	16,049

Operating income	2,203	1,685	3,492	2,457

Interest expense, net	454	619	1,013	1,215

Income before income taxes	1,749	1,066	2,479	1,242
Income tax expense (benefit)	(14,359)	28	(14,296)	85

Net income	$16,108	$1,038	$16,775	$1,157

Basic net income per share	$1.00	$0.07	$1.08	$0.08

Diluted net income per share	$0.96	$0 .07	$1.03	$0.07

See notes to condensed consolidated financial statements.

C YBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 1, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$526	$807
Accounts receivable, net of allowance of $691 and $689	14,860	18,320
Inventories	8,802	9,258
Prepaid expenses and other	3,610	2,707
Deferred tax asset	4,225	—

Total current assets	32,023	31,092
Property, plant and equipment, net	11,673	12,124
Goodwill	11,247	11,247
Deferred tax asset	10,196	—
Other assets	852	1,209

	$65,991	$55,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,885	$5,918
Accrued expenses	16,023	16,286
Current maturities of long-term debt	—	3,929
Current portion of capital leases	374	481

Total current liabilities	21,282	26,614
Long-term debt	—	9,730
Capital leases, excluding current portion	187	332
Other liabilities	2,099	2,808

Total liabilities	23,568	39,484

Contingencies (Note 9)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,377 and 15,340 shares issued	1,737	1,534
Additional paid-in capital	67,204	57,565
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(23,755)	(40,530)
Accumulated other comprehensive loss	(512)	(130)

Total stockholders’ equity	42,423	16,188

	$65,991	$55,672

See notes to condensed consolidated financial statements.

CYBE X INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1, 2006	June 25, 2005
OPERATING ACTIVITIES:
Net income	$16,775	$1,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,633	1,799
Amortization of deferred financing costs	269	270
Deferred income taxes	(14,421)	—
Stock-based compensation	62	29
Provision for doubtful accounts	158	216
Change in fair value of foreign currency contract	202	(103)
Changes in operating assets and liabilities:
Accounts receivable	3,302	727
Inventories	456	(855)
Prepaid expenses and other	(1,206)	(183)
Accounts payable, accrued liabilities and other liabilities	(2,163)	1,139

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,067	4,196

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,177)	(2,714)
Deposits related to equipment purchases	(17)	(88)

NET CASH USED IN INVESTING ACTIVITIES	(1,194)	(2,802)

FINANCING ACTIVITIES:
Repayments of term loans	(12,320)	(612)
Borrowings under term loans	—	3,751
Repayments under revolving loan	(60,433)	(55,841)
Borrowings under revolving loan	59,094	50,305
Deferred financing costs	—	(16)
Proceeds from issuance of common stock, net of costs	9,617	—
Proceeds from exercise of stock options	140	24
Principal payments on capital leases	(252)	(279)

NET CASH USED IN FINANCING ACTIVITIES	(4,154)	(2,668)

DECREASE IN CASH	(281)	(1,274)

CASH, beginning of period	807	1,826

CASH, end of period	$526	$552

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$736	$737
Cash paid for income taxes	222	167
Capital leases	—	304
Common stock issued to directors earned in previous period (Note 4)	52	77

See notes to condensed consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Cybex International, Inc. (the “Company” or “Cybex”), a New York corporation, is a manufacturer of exercise equipment and develops, manufactures and markets strength and cardiovascular fitness equipment products for the commercial and, to a lesser extent, consumer markets. Currently most of the Company’s products are sold under the brand name “CYBEX”. The Company operates in one business segment.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2005, this Report on Form 10-Q, its Current Reports on Form 8-K, and its proxy statement dated April 4, 2006.

NOTE 2 — CONSOLIDATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 16.2% and 16.6% of consolidated net sales for the three and six months ended July 1, 2006 and 11.7% and 17.1% of consolidated net sales for the three and six months ended June 25, 2005, respectively. Accounts receivable from this customer was $1,663,000 and $1,732,000 at July 1, 2006 and December 31, 2005, respectively.

Sales outside of North America represented 28% and 29% of consolidated net sales for the three and six months ended July 1, 2006 and 30% and 28% of consolidated net sales for the three and six months ended June 25, 2005, respectively. No single foreign country accounts for greater than 10% of consolidated net sales.

NOTE 3 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At July 1, 2006, the maximum contingent liability under all recourse and guaranty provisions was $4,491,000. A reserve for estimated losses under recourse provisions of $241,000 and $289,000 has been recorded based on historical and industry experience and is included in accrued expenses at July 1, 2006 and December 31, 2005, respectively.

The Company has recorded a net liability of $72,000 and $74,000 at July 1, 2006 and December 31, 2005, respectively, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

Guarantees of Indebtedness of Others,” for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change. The following table sets forth the change in the liability for product warranties during the six months ended July 1, 2006:

Balance as of January 1, 2006	$2,875,000
Payments made under product warranties	(1,611,000)
Accrual for product warranties issued	1,749,000

Balance as of July 1, 2006	$3,013,000

NOTE 4 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three months ended July 1, 2006, the Company recorded stock-based compensation expense of $33,000, consisting of expenses related to stock options ($19,000) and restricted stock to be issued to directors ($14,000). For the six months ended July 1, 2006, the Company recorded stock-based compensation expense of $62,000, consisting of expenses related to stock options ($35,000) and restricted stock to be issued to directors ($27,000).

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. Had the Company adopted SFAS No. 123R during the three and six months ended June 25, 2005, the impact would have been as follows:

	Three Months Ended June 25, 2005	Six Months Ended June 25, 2005
Net income	$1,038,000	$1,157,000
Add: Stock-based compensation included in net income	15,000	29,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(53,000)	(104,000)

Pro forma net income	$1,000,000	$1,082,000

Basic net income per share:
As reported	$0.07	$0.08

Pro forma	$0.06	$0.07

Diluted net income per share:
As reported	$0.07	$0.07

Pro forma	$0.06	$0.07

The fair value of the Company’s stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black Scholes), assuming no dividends and using an expected life of seven years, volatility of 20% to 50% and a risk-free rate of 3.4% to 3.9%.

Cybex’s 2005 Omnibus Incentive Plan (the “Omnibus Plan”) is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the Omnibus Plan. The terms and conditions of each award are determined by a committee of the Board of Directors of the Company. Under the Omnibus Plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of grant). The options generally vest over a three to five year period (with some subject to cliff vesting).

A summary of the status of the Company’s stock option plans as of July 1, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2006	766,100	$1.87
Exercised	(68,600)	2.03
Forfeited	(5,250)	1.38

Outstanding at July 1, 2006	692,250	1.85	6.17	$3,209,000

Options exercisable at July 1, 2006	485,000	$2.09	5.64	$2,135,000

Options expected to vest at July 1, 2006	684,000	$1.86	6.15	$3,164,000

The intrinsic value of options exercised in the quarter ended July 1, 2006 was $249,000. A registration statement has been filed for the Omnibus Plan and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options.

As of July 1, 2006, there was $79,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At July 1, 2006, there are 42,937 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $14,000 and $27,000 for the three months and six months ended July 1, 2006, respectively, for common stock to be issued to the directors for 2006 services, which is included in accrued expenses at July 1, 2006 and will be issued in 2007. During the quarter ended April 1, 2006, the Company issued 14,344 shares of common stock to the directors, which had a fair value of $52,000, related to directors fees earned in 2005, which were included in accrued expenses at December 31, 2005.

NOTE 5 — INVENTORIES

Inventories consist of the following:

	July 1, 2006	December 31, 2005
Raw materials	$4,517,000	$4,989,000
Work in process	2,139,000	2,110,000
Finished goods	2,146,000	2,159,000

	$8,802,000	$9,258,000

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	July 1, 2006	December 31, 2005
CIT working capital loans	$—	$1,339,000
CIT term loan	—	5,069,000
GMAC real estate term loan	—	5,860,000
GMAC equipment credit line	—	1,391,000

		13,659,000
Less – current portion	—	(3,929,000)

	$—	$9,730,000

On May 22, 2006, the Company consummated an underwritten public offering of 3,500,000 shares of its Common Stock, of which 1,750,000 shares were sold by selling stockholders. In June 2006, the underwriters in this offering exercised a portion of their over-allotment option and purchased an additional 407,900 shares of common stock, of which 203,950 shares were sold by a selling stockholder. The Company received net cash proceeds, after commissions and offering expenses, of approximately $9,617,000. The net proceeds were used to repay total indebtedness under the existing credit facilities.

In July 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan under a prior financing agreement with Hilco Capital LP (the “Hilco Financing Agreement”), repay a $1,600,000 term loan from CIT and pay financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan. The Company prepaid $3,000,000 of the GMAC term loan in September 2004 with the proceeds from its common stock private placement. On February 1, 2005, the Company entered into an amendment and restatement of the GMAC Credit Agreement that provided for a new equipment credit line pursuant to which the Company received aggregate advances of $1,654,000 to finance equipment and machinery purchases, which advances were represented by a term note. In August 2005, the Company utilized a portion of the proceeds from the sale/leaseback transaction described below to prepay $3,067,000 of the GMAC term loan. The GMAC Credit Agreement was further amended and restated (as restated, the “GMAC Amended Credit Agreement”) in January 2006 to include a $5,000,000 credit line that is available through December 15, 2006 to finance the purchase of machinery and equipment. On June 30, 2006, the outstanding loans under the GMAC Amended Credit Agreement were prepaid in full from the proceeds of the Company’s common stock public offering. The GMAC loans are secured by the Company’s real estate, fixtures and equipment.

The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2005, the Company entered into an amendment to the CIT Amended Financing Agreement which increased the then outstanding term loan from $3,250,000 to $6,250,000. On May 22, 2006, the CIT term loan was prepaid in full from the public offering proceeds. On June 30, 2006, the CIT Amended Financing Agreement was further amended to, among other things, extend the working capital loan availability through June 30, 2009. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment.

At July 1, 2006, there were no term loans or working capital loans outstanding. Availability under the revolving loan fluctuates daily. At July 1, 2006, there was $8,801,000 in unused availability under the working capital revolving loan.

The CIT working capital loan bears interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid (8% at July 1, 2006) (prior to June 30, 2006, LIBOR plus 2.5% to 3.25% or the prime rate less .25% to plus .5% based on a performance grid). The CIT term loan bore interest at the prime rate plus 3%, with a minimum of 7% (11.25% at July 1, 2006) (prior to July 13, 2004, a $3,000,000 CIT term loan bore interest at the prime rate plus 5% with a minimum rate of 10%). The GMAC term loans bore interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%) and the advances under the equipment line bear interest at LIBOR plus 3.25% or the prime rate plus 1%. The prime rate was 8.25% and LIBOR was 5.77% at July 1, 2006. The Hilco loan bore interest at the prime rate plus 11.5%, with a minimum of 15.5%.

The average outstanding working capital loan balance for the six months ended July 1, 2006 and June 25, 2005 was approximately $45,000 and $1,001,000, respectively, and the weighted average interest rate was 7.73% and 5.69%, respectively.

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of July 1, 2006. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

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

On August 2, 2005, the Company sold its manufacturing, warehouse and office facility located in Owatonna, Minnesota for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate. Due to an option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction whereby payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 was included in accrued expenses and $634,000 was included in other long-term liabilities and was being amortized over 55 months. In April 2006, the Company made a decision to relocate to a new facility no later than December 31, 2007. Therefore, the amortization period was decreased from 55 months to 21 months. At July 1, 2006, $438,000 of the deferred gain was included in accrued expenses and $219,000 in other long-term liabilities.

The Company’s Board of Directors has authorized the purchase of an approximate 340,000 square foot manufacturing, office and warehouse facility to be constructed to our specifications in Owatonna, Minnesota, for an estimated purchase price of $14,275,000. The Company is in the process of negotiating the documentation for this transaction. The Company anticipates that the closing of this purchase would occur in the third quarter of 2007, with funding of the purchase price principally through mortgage financing. The lease of the existing Owatonna facility would terminate in conjunction with a relocation to this new facility.

On September 8, 2004, Cybex entered into two interest rate caps with a financial intermediary to lock in one-month LIBOR at a maximum of 3% for the two-year period ending September 8, 2006 related to the Company’s GMAC term debt facility and CIT working capital loan credit facility. The cost of the interest rate caps was approximately $97,000. On May 31, 2006, the Company terminated its agreement with the financial intermediary and received proceeds of $79,000. The interest rate caps were accounted for as cash flow hedges and the cost of the interest rate caps was being amortized on a straight-line basis over two years, which approximated the period during which the individual caplets related to each forecasted interest payment were to expire. Changes in the fair value of the interest rate caps were recorded within accumulated other comprehensive loss. For the three and six months ended July 1, 2006, the change in the fair value of the interest rate caps was a decrease of $89,000 and $103,000, respectively. For the three and six months ended June 25, 2005, the change in the fair value of the interest rate caps was a decrease of $32,000 and an increase of $50,000, respectively.

Cybex entered into a series of 13 forward contracts on February 28, 2005, with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid Cybex $265,000 each month. In February 2006, the Company entered into a series of 12 monthly forward contracts, that began on April 1, 2006, whereby Cybex pays a bank 150,000 British Sterling and the bank pays Cybex $265,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. Cybex UK’s sales are in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transaction is not considered eligible for hedge accounting based on guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The change in fair value of the hedge resulted in a loss of $202,000 and a gain of $103,000 for the six months ended July 1, 2006 and June 25, 2005, respectively. The change in fair value of the hedge resulted in a loss of $149,000 and a gain of $41,000 for the three months ended July 1, 2006 and June 25, 2005, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value Preferred Stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

On May 22, 2006, the Company consummated a public offering of 3,500,000 shares of Common Stock at $5.50 per share. Of the total shares offered, 1,750,000 shares were issued by the Company and 1,750,000 shares were sold by the selling stockholders. The Company also granted the underwriters of the offering an option to purchase up to an additional 525,000 shares of Common Stock on the same terms equally split between the Company and the selling stockholders. In June 2006, the underwriters exercised a portion of their over-allotment option and purchased an additional 407,900 shares of Common Stock at the offering price of $5.50 per share. Of the over-allotment shares, 203,950 shares were issued and sold by the Company and 203,950 were sold by a selling stockholder. The net proceeds to the Company in this offering, after commissions and offering expenses, were approximately $9,617,000. The Company did not receive any proceeds from the shares of Common Stock sold by the selling stockholders.

On August 5, 2004, the Company consummated a private placement to accredited investors of 2,430,000 shares of Common Stock, at a price of $3.30 per share. The net proceeds to the Company in this offering, after commissions and offering expenses, were $7,199,000. Additionally, in connection with the private placement, the Company issued to the placement agent and its affiliates warrants to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share. The warrants have a term of five years.

At July 1, 2006, there are 1,906,890 shares of Common Stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At July 1, 2006, warrants to purchase 189,640 and 25,000 shares of Common Stock at $.10 per share were outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net income	$16,108	$1,038	$16,775	$1,157
Other comprehensive income (loss):
Foreign currency translation adjustment	(210)	(5)	(279)	77
Change in fair value of hedge	(10)	(32)	(24)	50
Reclassification for settlement of hedge	(79)	—	(79)	—

Comprehensive income	$15,809	$1,001	$16,393	$1,284

NOTE 8 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Shares used in computing basic net income per share	16,041,000	15,121,000	15,599,000	15,113,000
Dilutive effect of options and warrants	686,000	569,000	688,000	595,000

Shares used in computing diluted net income per share	16,727,000	15,690,000	16,287,000	15,708,000

For the three and six months ended June 25, 2005, options to purchase 62,000 shares of Common Stock at exercise prices ranging from $3.70 to $4.32 per share were outstanding but were not included in the calculation of diluted net income per share as the result would be anti-dilutive.

NOTE 9 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. At July 1, 2006, a reserve of $6,221,000 is included in accrued expenses for estimated losses related to those matters for which it is probable that a loss has been incurred.

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

In March 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 6). In January 2006, the Superior Court of Pennsylvania affirmed the judgment, and both Cybex and the plaintiff filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court.

On June 7, 2006, the Pennsylvania Supreme Court denied the respective Petitions for Allowance of Appeal of the Company and the plaintiff. The Company has determined not to further pursue its appeals, and is prepared to satisfy the judgment, which with interest and costs is approximately $2,800,000 as of July 1, 2006. The plaintiff, however, has asserted that additional attorneys’ fees (approximately $674,000 as of July 11, 2006) are payable by the Company. The Company believes that such additional attorneys’ fees are not payable by the Company, and the Court has scheduled a hearing on this matter, currently scheduled in November 2006. No payments will be required of the Company with respect to the judgment until the Court has decided this issue.

The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Colassi v. Cybex International, Inc.

This action was filed in the United States District Court for the District of Massachusetts. The plaintiff alleged that certain of the Company’s treadmill products infringed a patent allegedly owned by the plaintiff. The plaintiff sought injunctive relief and monetary damages. The Company filed an answer to the complaint denying the material allegations of the complaint and asserting counterclaims. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded $2,700,000 in damages and interest. A six-month stay of a permanent injunction against sale of these treadmill products was entered in September 2005, and the Company has implemented a redesign of its deck system. The Company has filed an appeal of the judgment entered by the trial court on the jury verdict, which required that Cybex post a letter of credit for $2,888,025 (see Note 6). The ultimate resolution of this matter could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Free Motion Fitness v. Cybex International, Inc.

In December 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed in the United States District Court for the District of Utah an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed plaintiffs’ patent. The Company filed an answer denying the material allegations of the complaint and including claims which management believes could invalidate the Free Motion Fitness patent; the Company also filed a counterclaim against Free Motion Fitness seeking damages. In September 2003, this case was combined with a separate matter also in the United States District Court, District of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. In May 2004, the Court ruled in favor of the Company’s motion for summary judgment, dismissing all of the claims of the plaintiff against the Company and Nautilus and also dismissing the Company’s counterclaims against the plaintiff. The plaintiff appealed the grant of summary judgment and in September 2005, the Court of Appeals for the Federal Circuit reversed the lower court ruling, with the result that this case has been returned to the trial court level.

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

NOTE 10 – INCOME TAXES

In 2002, the Company established a valuation allowance against 100% of its net deferred tax assets. As of July 1, 2006, management reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $14,421,000 effective July 1, 2006, resulting in a net tax benefit of $14,359,000 and $14,296,000, respectively, for the three and six months ended July 1, 2006 net of income tax expense of $62,000 and $125,000 respectively. As of December 31, 2005, U.S. federal operating loss carryforwards of approximately $27,786,000 were available to offset future taxable income and as of such date the Company had foreign net operating loss carryforwards of $2,703,000, federal alternative minimum tax credit carryforwards of $461,000 and federal research and development tax credit carryforwards of $129,000. The U.S. federal operating loss carryforwards begin to expire in 2012. Approximately $37,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset. The net deferred tax asset balance of $14,421,000 at July 1, 2006 represents the amount that management believes is more likely than not to be realized and the remaining valuation allowance at July 1, 2006 is approximately $6,600,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

I TEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the resolution of litigation involving us and our ability to comply with the terms of our credit facilities. Further information on these and other factors which could affect our financial results can be found in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K, including Part I thereof, our Current Reports on Form 8-K, this Form 10-Q and the proxy statement dated April 4, 2006.

OVERVIEW

We are a New York corporation that develops, manufactures and markets high performance, professional quality exercise equipment products for the commercial market and, to a lesser extent, the premium segment of the consumer market.

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $2,754,000, or 10%, to $29,951,000 for the second quarter of 2006 from $27,197,000 for the second quarter of 2005. For the six months ended July 1, 2006, net sales increased $6,907,000, or 13%, to $58,863,000 from $51,956,000 compared to the same period in 2005. For the second quarter of 2006, sales of cardiovascular products increased $1,221,000, or 8%, to $16,334,000 and sales of strength products increased $1,361,000, or 14%, to $10,973,000 compared to the same period in 2005. For the six months ended July 1, 2006, sales of cardiovascular products increased $3,185,000, or 11%, to $31,623,000 and sales of strength products increased $3,154,000, or 17%, to $21,567,000 compared to the same period in 2005. The sales increase of cardiovascular products for the second quarter and for the six month period was predominantly driven by an increase in sales of the 425T treadmill, first introduced in November 2005 for the light commercial and high-end consumer markets, as well as an increase in sales of bikes. Partially offsetting these increases in cardiovascular sales was a second quarter 2006 decrease in Arc sales compared to the second quarter of 2005. The sales increase of strength products for the quarter and for the six month period was primarily due to sales of VR3, the new strength line introduced at the end of 2005, along with an increase in sales of modular, plate loaded and free weight products. Freight, parts and other revenue increased $172,000, or 7%, to $2,644,000 in the second quarter of 2006 and increased $568,000, or 11%, to $5,673,000 for the six months ended July 1, 2006.

GROSS MARGIN

Gross margin increased to 36.3% in the second quarter of 2006 from 35.5% in the second quarter of 2005 predominantly due to cost improvements (1.0%), price increases (0.4%) and improved overhead absorption (0.3%) partially offset by the impact from product mix (0.8%) and higher warranty costs (0.1%).

Gross margin increased to 36.4% for the six months ended July 1, 2006 from 35.6% for the same period in 2005 predominantly due to cost improvements (1.5%), price increases (0.4%) and improved overhead absorption (0.4%) partially offset by the impact from product mix (1.2%) and higher warranty costs (0.3%).

Beginning in 2004, we experienced increases in the price of steel, a major component of our products. The cost of steel has fluctuated since 2004. The impact on gross margins from changes in steel prices in the second quarter and six months of 2006 was minimal. We are uncertain of the likely impact of steel prices on margins for the balance of 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, increased $693,000, or 9%, to $8,659,000 in the second quarter of 2006 compared to $7,966,000 in the second quarter of 2005, predominantly due to an increase in product development costs ($221,000) and an increase in domestic and international selling expenses ($180,000). The balance of the increase in these expenses is primarily comprised of higher general salary levels and increased insurance costs. For the six months ended July 1, 2006, selling, general and administrative expenses increased by $1,872,000, or 12%, predominantly due to an increase in domestic and international selling expenses ($682,000), and an increase in product development costs ($486,000). The balance of the increase in these expenses is primarily comprised of higher general salary levels and increased insurance costs.

We expect to incur in the third quarter of 2006 approximately $300,000 of unbudgeted expenses, related to the acceleration of the launch of a high-end consumer fitness product originally planned for 2007.

NET INTEREST EXPENSE

Net interest expense decreased by $165,000 in the second quarter of 2006 compared to the corresponding period of 2005. For the six months ended July 1, 2006, net interest expense decreased by $202,000. The decreases in 2006 were primarily due to lower outstanding debt balances, which we expect to continue for the balance of 2006 as a result of the repayment of debt during the second quarter 2006 with the proceeds from our underwritten public offering.

INCOME TAXES

In 2002, we established a valuation allowance against 100% of our net deferred tax asset. As of July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006, resulting in a net tax benefit of $14,359,000 and $14,296,000, respectively, for the three and six months ended July 1, 2006 net of income tax expense of $62,000 and $125,000 respectively. As of December 31, 2005, U.S. federal operating loss carryforwards of approximately $27,786,000 were available to us to offset future taxable income and as of such date we had foreign net operating loss carryforwards of $2,703,000, federal alternative minimum tax credit carryforwards of $461,000 and federal research and development tax credit carryforwards of $129,000. The net deferred tax asset balance of $14,421,000 at July 1, 2006 represents the amount that we believe is more likely than not to be realized and the remaining valuation allowance at July 1, 2006 is approximately $6,600,000. We will continue to assess the need for the remaining valuation allowance in future periods. Since the establishment of the valuation allowance in 2002, our income tax provision has been limited to state taxes and federal alternative minimum taxes. We expect to record an income tax provision of approximately 40% of income before taxes in future periods commencing with the third quarter of 2006. Actual cash outlays for taxes will, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2006, we had working capital of $10,741,000 compared to $4,478,000 of working capital at December 31, 2005. The change in working capital is primarily due to a $3,929,000 decrease in the current maturities of debt largely resulting from the repayment of the debt balances from the proceeds of our public offering of common stock and the reduction of the deferred tax valuation allowance resulting in a current deferred tax asset of $4,225,000 at July 1, 2006.

For the six months ended July 1, 2006, we generated $5,067,000 of cash from operating activities compared to $4,196,000 for the six months ended June 25, 2005. The increase in cash provided by operating activities is primarily due to an increase in net income after the effect of the reduction in the deferred tax valuation allowance.

Cash used in investing activities of $1,194,000 during the six months ended July 1, 2006 consisted of purchases and deposits on manufacturing tooling and equipment of $446,000, primarily efficiency enhancing manufacturing equipment and tooling for new products, and computer hardware and infrastructure of $748,000 including costs associated with an upgrade to our ERP system. Cash used in investing activities of $2,802,000 during the six months ended June 25, 2005 relates primarily to purchases and deposits on equipment and tooling for the manufacture of new products and improvements to our computer network.

Cash used in financing activities was $4,154,000 and $2,668,000 for the six months ended July 1, 2006 and June 25, 2005, respectively, consisting primarily of debt repayments, partially offset by the proceeds of our public offering of common stock during the six months ended July 1, 2006.

On May 22, 2006, we consummated an underwritten public offering of 3,500,000 shares of our Common Stock, of which 1,750,000 shares were sold by selling stockholders. In June 2006, the underwriters in this offering exercised a portion of their over-allotment option and purchased an additional 407,900 shares of common stock, of which 203,950 shares were sold by a selling stockholder. We received net cash proceeds in this offering, after commissions and offering expenses, of approximately $9,617,000. Net proceeds were used to repay our total indebtedness under our existing credit facilities. We did not receive any of the proceeds from the sale of shares of Common Stock by the selling stockholders.

We have credit facilities with GMAC Commercial Finance, LLC (“GMAC”) and with The CIT Group/Business Credit, Inc. (“CIT”). Our Amended and Restated Credit Agreement with GMAC provided for term loans and was amended in January 2006 to include a $5,000,000 credit line that is available through December 15, 2006 to finance machinery and equipment purchases. Our CIT Amended Financing Agreement provides for working capital loans of up to the lesser of $14,000,000, or an amount determined by reference to a borrowing base. The GMAC loans are secured by our real estate, fixtures and equipment, and mature on August 1, 2009. The CIT loans are secured by substantially all of our other assets and mature on June 30, 2009.

At July 1, 2006, there were no term loans or working capital loans outstanding. Availability under the revolving loan fluctuates daily. At July 1, 2006, there was $8,801,000 in unused availability under the working capital revolving loan facility.

In August 2005, we sold our Owatonna, Minnesota manufacturing, warehouse and office facility for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan,

$123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with this sale, we and the purchaser entered into a lease of the Owatonna facility. The lease contains renewal options as well as options to terminate the lease if we elect to relocate. Due to an option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction whereby payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate our option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005, resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 was included in accrued expenses and $634,000 was included in other long-term liabilities and was being amortized over 55 months. In April 2006, we made a decision to relocate to a new facility no later than December 31, 2007, and therefore, the amortization period was decreased from 55 months to 21 months. At July 1, 2006, $438,000 of the deferred gain was included in accrued expenses and $219,000 was included in other long-term liabilities.

Our Board of Directors has authorized the purchase of an approximate 340,000 square foot manufacturing, office and warehouse facility to be constructed to our specifications in Owatonna, Minnesota, for a purchase price which we estimate at $14,275,000. We are in the process of negotiating the documentation for this transaction. We anticipate that the closing of this purchase would occur in the third quarter of 2007, with funding of the purchase price principally through mortgage financing. We would terminate the lease of our existing facility in conjunction with a relocation to this new facility.

We have posted letters of credit of $2,945,722 and $2,888,025, respectively, in connection with our appeals of the judgments in Kirila et al v. Cybex International, Inc., et al, and Colassi v. Cybex International, Inc. No cash payments to the plaintiffs will be required with respect to either item of litigation until the end of the respective appeal processes. In June 2006, the Pennsylvania Supreme Court denied our Petition for Allowance of Appeal in the Kirila matter. We have determined not to further pursue our appeals in this matter and are prepared to satisfy the judgment, which with interest and costs is approximately $2,800,000 as of July 1, 2006. The plaintiff, however, has asserted that additional attorneys’ fees (approximately $674,000 as of July 11, 2006) are payable by us. We believe that these additional attorneys’ fees are not payable by us, and the Court has scheduled a hearing on this matter, currently scheduled in November 2006. No payments should be required by us with respect to the Kirila judgment until the Court has decided this issue. The ultimate resolution of these matters could be material to our financial position, results of operations and cash flows; however, we believe that the recorded reserves are adequate and that we will have adequate liquidity to satisfy any obligations which became payable in connection with these judgments.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements as of July 1, 2006:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Royalty agreement	$2,340,000	$390,000	$720,000	$720,000	$510,000
Capital lease obligations (a)	606,000	407,000	199,000	—	—
Operating lease commitments	3,671,000	1,084,000	2,063,000	524,000	—
Purchase obligations	14,288,000	11,590,000	2,698,000	—	—

TOTAL	$20,905,000	$13,471,000	$5,680,000	$1,244,000	$510,000

(a)	Includes future interest obligation

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At July 1, 2006, the maximum contingent liability under all recourse provisions was approximately $4,491,000. A reserve for estimated losses under recourse provisions of $241,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at July 1, 2006.

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

Legal matters. The Company has recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible, or remote and the adequacy of accruals for probable loss contingencies.

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

Valuation of deferred tax assets. In 2002, we established a valuation allowance against 100% of our net deferred tax asset. As of July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006 net of income tax expense of $62,000 and $125,000 respectively. The net deferred tax asset balance of $14,421,000 at July 1, 2006 represents the amount that we believe is more likely than not to be realized and the remaining valuation allowance at July 1, 2006 is approximately $6,600,000. We will continue to assess the need for the remaining valuation allowance in future periods. Approximately $37,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $53,899,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended July 1, 2006, the Company repaid all outstanding variable rate and fixed rate debt. Otherwise, there have been no material changes in market risks from the disclosure within the Company’s Report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Kirila et al v. Cybex International, Inc., et al

See Part I Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2005 for a description of these proceedings. On June 7, 2006, the Pennsylvania Supreme Court denied the respective Petitions for Allowance of Appeal of the Company and the plaintiff. The Company has determined not to further pursue its appeals, and is prepared to satisfy the judgment, which with interest and costs is approximately $2,800,000 as of July 1, 2006. The plaintiff, however, has asserted that additional attorneys’ fees (approximately $674,000 as of July 11, 2006) are payable by Company. The Company believes that such additional attorneys’ fees are not payable by the Company, and the Court has scheduled a hearing on this matter, currently scheduled in November 2006. No payments will be required of the Company with respect to the judgment until the Court has decided this issue.

Free Motion Fitness v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2005 for a description of these proceedings.

Colassi v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on form 10-K for the year ended December 31, 2005 for a description of these proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part 1 of the Company’s Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 3, 2006. At the meeting, action was taken on the following matter:

1.	John Aglialoro, Jerry Lee and Milton Leontiades were re-elected as directors of the Company. The terms of office of James H. Carll, Joan Carter, David Ferrari, Arthur W. Hicks, Jr. and Harvey Morgan continued after the meeting.

The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

Election of Directors:	Shares Voted For	Shares Voted Against	Shares Withheld	Abstention/ Broker Non-Votes
John Aglialoro	13,439,090	—	169,427	—
Jerry Lee	13,596,887	—	11,630	—
Milton Leontiades, Ph.D.	13,596,687	—	11,830	—

ITEM 5. OTHER INFORMATION

On May 16, 2006, the Company and the selling stockholders named therein entered into an Underwriting Agreement with Oppenheimer & Co. Inc., as representative of the several underwriters named therein, in connection with the offer and sale by the Company and certain selling stockholders of 3,500,000 shares of the Company’s common stock. Of the total shares offered, 1,750,000 shares were issued by the Company and 1,750,000 shares were sold by the selling stockholders, UM Holdings Ltd., John Aglialoro and Joan Carter. In addition, the underwriters were granted a 30-day over-allotment option to purchase up to an additional 525,000 shares of common stock, pursuant to which the Company issued, and a selling stockholder sold, 203,950 shares, respectively, to the underwriters. The net proceeds of the Company in this offering, after commissions and offering expenses were approximately $9,617,000. The Company did not receive any proceeds from the shares of Common Stock sold by the selling shareholder.

The Company entered into a Sixth Amendment to Financing Agreement with The CIT Group/Business Credit, Inc. as of June 30, 2006. The Sixth Amendment to Financing Agreement amends the financing agreement entered into in July of 2004, as amended, and serves to extend the term of the working capital loan to June 30, 2009, modify the margin percentages applicable to corresponding fixed charge coverage ratios, shorten the time period to which the early termination fee applies, and reduce the letter of credit guaranty fee.

ITEM 6. EXHIBITS

(a)	Exhibit 1 – Form of Underwriting Agreement (incorporated by reference to Exhibit 1 to Amendment No. 2 to Registration Statement on Form S-1, filed May 15, 2006).

Exhibit 10 – Sixth Amendment to Financing Agreement, dated as of June 30, 2006, between the Company and the The CIT Group/Business Credit, Inc.

Exhibit 31.1 – Certification of Chief Executive Officer.

Exhibit 31.2 – Certification of Chief Operating and Chief Financial Officer.

Exhibit 32.1 – Statement of Chief Executive Officer.

Exhibit 32.2 – Statement of Chief Operating and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
August 14, 2006		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
August 14, 2006		Arthur W. Hicks, Jr. Chief Operating Officer and Chief Financial Officer