Form 10-Q
period 2006-09-30
CYBEX INTERNATIONAL INC
filed 2006-11-13
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

On November 13, 2006, the registrant had outstanding 17,191,649 shares of common stock, par value $0.10 per share, which is the registrant’s only class of common stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net sales	$29,849	$26,690	$88,712	$78,646
Cost of sales	19,269	17,143	56,719	50,593

Gross profit	10,580	9,547	31,993	28,053
Selling, general and administrative expenses	9,052	8,276	26,973	24,325
Litigation charges	—	4,101	—	4,101

Operating income (loss)	1,528	(2,830)	5,020	(373)
Interest expense, net	150	679	1,163	1,894

Income (loss) before income taxes	1,378	(3,509)	3,857	(2,267)
Income tax expense (benefit)	561	26	(13,735)	111

Net income (loss)	$817	$(3,535)	$17,592	$(2,378)

Basic net income (loss) per share	$.05	$(.23)	$1.09	$(.16)

Diluted net income (loss) per share	$.05	$(.23)	$1.05	$(.16)

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$2,327	$807
Accounts receivable, net of allowance of $679 and $689	15,174	18,320
Inventories	9,791	9,258
Prepaid expenses and other	3,319	2,707
Deferred tax asset	4,140	—

Total current assets	34,751	31,092
Property, plant and equipment, net	12,193	12,124
Goodwill	11,247	11,247
Deferred tax asset	9,699	—
Other assets	1,277	1,209

	$69,167	$55,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,109	$5,918
Accrued expenses	17,468	16,286
Current maturities of long-term debt	—	3,929
Current portion of capital leases	323	481

Total current liabilities	23,900	26,614
Long-term debt	—	9,730
Capital leases, excluding current portion	120	332
Other liabilities	1,960	2,808

Total liabilities	25,980	39,484

Contingencies (Note 9)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,399 and 15,340 shares issued	1,740	1,534
Additional paid-in capital	67,254	57,565
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(22,938)	(40,530)
Accumulated other comprehensive loss	(618)	(130)

Total stockholders’ equity	43,187	16,188

	$69,167	$55,672

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2006	September 24, 2005
OPERATING ACTIVITIES:
Net income (loss)	$17,592	$(2,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,421	2,629
Amortization of deferred financing costs	283	412
Deferred income taxes	(13,839)	—
Stock-based compensation	92	43
Provision for doubtful accounts	172	329
Change in fair value of foreign currency contract	176	(111)
Increase to litigation reserve	—	4,101
Changes in operating assets and liabilities:
Accounts receivable	2,974	1,495
Inventories	(533)	(1,623)
Prepaid expenses and other	(1,274)	(259)
Accounts payable, accrued liabilities and other liabilities	149	1,175

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,213	5,813

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,456)	(3,046)
Deposits related to equipment purchases	—	(24)

NET CASH USED IN INVESTING ACTIVITIES	(2,456)	(3,070)

FINANCING ACTIVITIES:
Repayments of term loans	(12,320)	(4,341)
Borrowings under term loans	—	4,654
Repayments under revolving loan	(89,405)	(84,233)
Borrowings under revolving loan	88,066	76,790
Proceeds from real estate sale	—	3,600
Deferred financing costs	—	(151)
Proceeds from issuance of common stock, net of costs	9,609	—
Proceeds from exercise of stock options	183	24
Principal payments on capital leases	(370)	(417)

NET CASH USED IN FINANCING ACTIVITIES	(4,237)	(4,074)

NET INCREASE (DECREASE) IN CASH	1,520	(1,331)

CASH, beginning of period	807	1,826

CASH, end of period	$2,327	$495

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$802	$1,162
Cash paid for income taxes	279	182
Capital leases	—	304
Common stock issued to directors earned in previous period (Note 4)	50	77

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2005, this Report on Form 10-Q, its Current Reports on Form 8-K, and its proxy statement dated April 4, 2006.

NOTE 2 — CONSOLIDATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 13% and 15% of consolidated net sales for the three and nine months ended September 30, 2006 and 16% and 17% of consolidated net sales for the three and nine months ended September 24, 2005, respectively. Accounts receivable from this customer was $1,650,000 and $1,732,000 at September 30, 2006 and December 31, 2005, respectively.

Sales outside of North America represented 29% of consolidated net sales for the three and nine months ended September 30, 2006 and 30% and 29% of consolidated net sales for the three and nine months ended September 24, 2005, respectively. No single foreign country accounts for greater than 10% of consolidated net sales.

NOTE 3 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At September 30, 2006, the maximum contingent liability under all recourse and guarantee provisions was $4,599,000. A reserve for estimated losses under recourse provisions of $359,000 and $289,000 has been recorded at September 30, 2006 and December 31, 2005, respectively, based on historical and industry experience and is included in accrued expenses.

The Company has recorded a net liability of $68,000 and $74,000 at September 30, 2006 and December 31, 2005, respectively, in accordance with Financial Accounting Standards Board (FASB)

Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to three years depending on the type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, and are subject to change. The following table sets forth the change in the liability for product warranties during the nine months ended September 30, 2006:

Balance as of January 1, 2006	$2,875,000
Payments made under product warranties	(2,288,000)
Accrual for product warranties issued	2,410,000

Balance as of September 30, 2006	$2,997,000

NOTE 4 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted or modified after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three months ended September 30, 2006, the Company recorded stock-based compensation expense of $30,000, consisting of expenses related to stock options issued to employees ($16,000) and restricted stock to be issued to directors ($14,000). For the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $92,000, consisting of expenses related to stock options issued to employees ($51,000) and restricted stock to be issued to directors ($41,000). These stock-based compensation charges decreased net income by $18,000 and $80,000 and have no effect on basic and diluted net income per share for the three and nine months ended September 30, 2006, respectively. Cash received from the exercise of incentive stock options for the nine month period ended September 30, 2006 totaled $183,000.

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. Had the Company adopted SFAS No. 123R during the three and nine months ended September 24, 2005, the impact would have been as follows:

	Three Months Ended September 24, 2005	Nine Months Ended September 24, 2005
Net loss	$(3,535,000)	$(2,378,000)
Add: Stock-based compensation included in net loss	14,000	43,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(53,000)	(157,000)

Pro forma net loss	$(3,574,000)	$(2,492,000)

Basic and diluted net loss per share: As reported	$(.23)	$(.16)

Pro forma	$(.24)	$(.16)

The fair value of the Company’s stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using an expected life of seven years, volatility of 20% to 50% and a risk-free rate of 3.4% to 3.9%.

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

A summary of the status of the Company’s stock option plans as of September 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2006	766,100	$1.87
Exercised	(90,850)	2.02
Forfeited	(5,250)	1.38

Outstanding at September 30, 2006	670,000	$1.85	5.93	$3,216,000

Options exercisable at September 30, 2006	463,000	$2.09	5.37	$2,109,000

Options vested and expected to vest at September 30, 2006	663,000	$1.86	5.91	$3,178,000

The intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $92,000 and $342,000, respectively. The intrinsic value of options exercised for the three and nine months ended September 24, 2005 was $0 and $38,000, respectively. A registration statement has been filed for the Omnibus Plan and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options.

As of September 30, 2006, there was $63,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (the “2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At September 30, 2006, there are 42,937 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $14,000 and $41,000 for the three months and nine months ended September 30, 2006, respectively, for common stock to be issued to the directors in 2007 as payment for 2006 services. The accrued directors fees are included in accrued expenses at September 30, 2006. During the quarter ended April 1, 2006, the Company issued 14,344 shares of common stock to the directors, which had a fair value of $52,000, related to directors fees earned in 2005, which were included in accrued expenses at December 31, 2005.

NOTE 5 — INVENTORIES

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$5,461,000	$4,989,000
Work in process	2,076,000	2,110,000
Finished goods	2,254,000	2,159,000

	$9,791,000	$9,258,000

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
CIT working capital loans	$—	$1,339,000
CIT term loan	—	5,069,000
GMAC real estate term loan	—	5,860,000
GMAC equipment credit line	—	1,391,000

	—	13,659,000
Less – current portion	—	(3,929,000)

	$—	$9,730,000

In July 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan under a prior financing agreement with Hilco Capital LP (the “Hilco Financing Agreement”), repay $1,600,000 term loan from CIT and pay financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan. The Company prepaid $3,000,000 of the GMAC term loan in September 2004 with the proceeds from a common stock private placement. On February 1, 2005, the Company entered into an amendment and restatement of the GMAC Credit Agreement that provided for a new equipment credit line pursuant to which the Company received aggregate advances of $1,654,000 to finance equipment and machinery purchases, which advances were represented by a term note. In August 2005, the Company utilized a portion of the proceeds from the sale/leaseback transaction described below to prepay $3,067,000 of the GMAC term loan. The GMAC Credit Agreement was further amended and restated (as restated, the “GMAC Amended Credit Agreement”) in January 2006 to include a $5,000,000 credit line that is available through December 15, 2006 to finance the purchase of machinery and equipment. On June 30, 2006, the outstanding loans under the GMAC Amended Credit Agreement were prepaid in full from the proceeds of the Company’s common stock public offering (see Note 7). The GMAC loans are secured by the Company’s equipment.

The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2005, the Company entered into an amendment to the CIT Amended Financing Agreement which increased the then outstanding term loan from $3,250,000 to $6,250,000. On May 22, 2006, the CIT term loan was prepaid in full from the public offering proceeds (see Note 7). On June 30, 2006, the CIT Amended Financing Agreement was further amended to, among other things, extend the working capital revolving loan availability through June 30, 2009. In October 2006, the CIT Amended Financing Agreement was again amended to, among other things, permit the capital expenditures and the mortgage financing to be incurred in connection with the Company’s new facility in Owatonna, Minnesota. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment.

At September 30, 2006, there were no term loans or working capital revolving loans outstanding. Availability under the revolving loan fluctuates daily. At September 30, 2006, there was $6,103,000 in unused availability under the working capital revolving loan.

The CIT working capital revolving loan bears interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid (8% at September 30, 2006) (prior to June 30, 2006, LIBOR plus 2.50% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid). The CIT term loan bore interest at the prime rate plus 3%, with a minimum of 7% (prior to July 13, 2004, a $3,000,000 CIT term loan bore interest at the prime rate plus 5% with a minimum rate of 10%). The GMAC term loans bore interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%) and the advances under the equipment line bear interest at LIBOR plus 3.25% or the prime rate plus 1%. The prime rate was 8.25% and LIBOR was 5.30% at September 30, 2006. The Hilco loan bore interest at the prime rate plus 11.5%, with a minimum of 15.5%.

The average outstanding working capital revolving loan balance for the nine months ended September 30, 2006 and September 24, 2005 was approximately $115,000 and $2,918,000, respectively, and the weighted average interest rate was 7.61% and 5.68%, respectively.

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of September 30, 2006. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

UM Holdings Ltd. (“UM”) provided the collateral to support a $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 9), which was replaced during the second quarter of 2005 by a letter of credit issued under the CIT Amended Financing Agreement. This letter of credit was returned and canceled after the payment of the Kirila judgment in November 2006. A $2,888,025 letter of credit has also been issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Colassi v. Cybex International, Inc. (see Note 9). Letters of credit outstanding under the CIT Amended Financing Agreement reduce availability under the CIT working capital revolving loan facility.

On August 2, 2005, the Company sold its manufacturing, warehouse and office facility located in Owatonna, Minnesota for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate. Due to an option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction, and payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 was included in accrued expenses and $634,000 was included in other long-term liabilities and is being amortized over 21 months. At September 30, 2006, $438,000 of the deferred gain was included in accrued expenses and $110,000 was included in other long-term liabilities.

In August 2006, Cybex entered into an Industrial Building Lease (Build to Suit/Triple Net) (the “Lease”). Pursuant to the Lease, the lessor has agreed to construct to the Company’s specifications an approximate 340,000 square foot manufacturing, office and warehouse facility in Owatonna, Minnesota (the “Owatonna Premises”). Simultaneously with entering into the Lease, Cybex exercised its option under the Lease to acquire the Owatonna Premises for a purchase price of $14,275,000, subject to adjustment. The closing of the purchase and sale of the Owatonna Premises is subject to standard conditions and will occur upon substantial completion of the improvements, scheduled for June 1, 2007, subject to extension. The lease of the existing Owatonna facility would terminate in conjunction with a relocation to this new facility.

In October 2006, Cybex entered into a loan agreement (“the Citizens Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”), pursuant to which Citizens has agreed to advance to Cybex up to a $13,000,000 mortgage loan to finance the acquisition of the Owatonna Premises. This loan, which is subject to standard conditions, will be advanced simultaneously with the Company’s acquisition of the Owatonna Premises, currently scheduled for June 2007. The Citizen’s mortgage loan will be secured by a lien on the Owatonna Premises and, pending disbursement of the mortgage loan, Cybex has agreed not to incur or permit any liens on its Medway, Massachusetts property. While the mortgage loan will bear interest at a floating rate equal to LIBOR plus 1.20% per annum, Cybex has entered into a related interest rate swap agreement with Citizens which locks in an interest rate of 6.95% per annum to July 2014.

On September 8, 2004, Cybex entered into two interest rate caps with a financial intermediary to lock in one-month LIBOR at a maximum of 3% for the two-year period ended September 8, 2006 related to the Company’s GMAC term debt facility and CIT working capital revolving loan credit facility. The cost of the interest rate caps was approximately $97,000. On May 31, 2006, the Company terminated its agreement with the financial intermediary and received proceeds of $79,000. The interest rate caps were accounted for as cash flow hedges and the cost of the interest rate caps was being amortized on a straight-line basis over two years, which approximated the period during which the individual caplets related to each forecasted interest payment were to expire. Changes in the fair value of the interest rate caps were recorded within accumulated other comprehensive loss. For the three and nine months ended September 30, 2006, the change in the fair value of the interest rate caps was a decrease of $0 and $103,000, respectively. For the three and nine months ended September 24, 2005, the change in the fair value of the interest rate caps was an increase of $33,000 and $83,000, respectively.

Cybex entered into a series of 13 forward contracts on February 28, 2005, with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid Cybex $265,000 each month. In February 2006, the Company entered into a series of 12 monthly forward contracts, that began on April 1, 2006, whereby Cybex pays a bank 150,000 British Sterling and the bank pays Cybex $265,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. Cybex UK’s sales are in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transaction is not considered eligible for hedge accounting based on guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The change in fair value of the hedge resulted in a loss of $26,000 and a gain of $8,000 for the three months ended September 30, 2006 and September 24, 2005, respectively, and a loss of $176,000 and a gain of $111,000 for the nine months ended September 30, 2006 and September 24, 2005, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

On May 22, 2006, the Company consummated a public offering of 3,500,000 shares of common stock at $5.50 per share. Of the total shares offered, 1,750,000 shares were issued by the Company and 1,750,000 shares were sold by the selling stockholders. The Company also granted the underwriters of the offering an option to purchase up to an additional 525,000 shares of common stock on the same terms equally split between the Company and the selling stockholders. In June 2006, the underwriters exercised a portion of their over-allotment option and purchased an additional 407,900 shares of common stock at the offering price of $5.50 per share. Of the over-allotment shares, 203,950 shares were issued and sold by the Company and 203,950 were sold by a selling stockholder. The net proceeds to the Company in this offering, after commissions and offering expenses, were approximately $9,609,000. The Company did not receive any proceeds from the shares of common stock sold by the selling shareholders.

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

At September 30, 2006, there are 1,884,640 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At September 30, 2006, warrants to purchase 189,640 and 25,000 shares of common stock at $.10 per share were outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income (Loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net income (loss)	$817	$(3,535)	$17,592	$(2,378)
Other comprehensive income (loss):
Foreign currency translation adjustment	(106)	10	(385)	86
Change in fair value of hedge	—	33	(24)	83
Reclassification for settlement of hedge	—	—	(79)	—

Comprehensive income (loss)	$711	$(3,492)	$17,104	$(2,209)

NOTE 8 — NET INCOME (LOSS) PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Shares used in computing basic net income per share	17,185,000	15,130,000	16,128,000	15,119,000
Dilutive effect of options and warrants	622,000	—	666,000	—

Shares used in computing diluted net income per share	17,807,000	15,130,000	16,794,000	15,119,000

For the three and nine months ended September 24, 2005, options to purchase 767,100 shares of common stock at exercise prices ranging from $1.22 to $4.32 per share were outstanding but were not included in the calculation of diluted net income per share as the result would be anti-dilutive.

NOTE 9 — CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. At September 30, 2006, a reserve of $6,229,000 is included in accrued expenses for estimated losses related to those matters for which it is probable that a loss has been incurred. The ultimate resolution of these matters could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

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

In March 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. This judgment was composed of the original jury verdict amount of $872,000, prejudgment interest on the judgment of $369,000, a statutory penalty under the Pennsylvania Wage Payment and Collection Law of $218,000 and attorneys’ fees of $993,783. Cybex filed an appeal of this judgment, which required that Cybex post a letter of credit for $2,945,722 (see Note 6). In January 2006, the Superior Court of Pennsylvania affirmed the judgment, and both Cybex and the plaintiffs filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court.

On June 7, 2006, the Pennsylvania Supreme Court denied the respective Petitions for Allowance of Appeal of the Company and the plaintiffs. The Company determined not to further pursue its appeals, and on November 2, 2006, it satisfied the judgment, which with interest and costs amounted to approximately $2,800,000. The plaintiffs, however, have asserted that additional attorneys’ fees (approximately $716,000 as of September 30, 2006) are payable by the Company. The Company believes that such additional attorneys’ fees are not payable by the Company, and the Court has yet to rule on this dispute.

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

Other Litigation and Contingencies

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows. Legal fees related to those matters are charged to expense as incurred.

NOTE 10 – INCOME TAXES

In 2002, the Company established a full valuation allowance against of its net deferred tax assets. As of July 1, 2006, management reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $14,421,000 effective July 1, 2006, resulting in a net tax benefit of $13,735,000 for the nine months ended September 30, 2006. For the three months ended September 30, 2006, an income tax provision of approximately 41% of income before taxes was recorded, totaling $561,000.

As of December 31, 2005, U.S. federal operating loss carryforwards of approximately $27,786,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carryforwards of $2,703,000, federal alternative minimum tax credit carryforwards of $461,000 and federal research and development tax credit carryforwards of $129,000. The U.S. federal operating loss carryforwards begin to expire in 2012. Approximately $35,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $52,383,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between these figures and the net operating loss carryforwards and credits is primarily book vs. tax differences of various expenses.

The net deferred tax asset balance of $13,839,000 at September 30, 2006 represents the amount that management believes is more likely than not to be realized, and the remaining valuation allowance at September 30, 2006 is approximately $6,600,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $3,159,000, or 12%, to $29,849,000 for the third quarter of 2006 from $26,690,000 for the third quarter of 2005. For the nine months ended September 30, 2006, net sales increased $10,066,000, or 13%, to $88,712,000 from $78,646,000 compared to the same period in 2005. For the third quarter of 2006, sales of cardiovascular products increased $1,053,000, or 8%, to $15,076,000 and sales of strength products increased $2,111,000, or 21%, to $12,140,000 compared to the same period in 2005. For the nine months ended September 30, 2006, sales of cardiovascular products increased $4,238,000, or 10%, to $46,699,000 and sales of strength products increased $5,265,000, or 19%, to $33,707,000 compared to the same period in 2005. The sales increase of cardiovascular products for the third quarter and for the nine-month period was predominantly driven by an increase in sales of the 425T treadmill, first introduced in November 2005 for the light commercial and high-end consumer markets. The sales increase of strength products for the quarter and for the nine-month period was primarily due to sales of VR3, the new strength line introduced at the end of 2005, along with an increase in sales of modular products. Freight, parts and other revenue decreased $5,000, to $2,633,000 in the third quarter of 2006 and increased $563,000, or 7%, to $8,306,000 for the nine months ended September 30, 2006.

GROSS MARGIN

Gross margin decreased to 35.4% in the third quarter of 2006 from 35.8% in the third quarter of 2005 predominantly due to the net effect of decreased selling prices and product costs (.6%), increased warranty costs (.5%), higher steel costs (.5%) and direct labor (.4%), partially offset by increased sales volume (.7%) and improved product mix (.9%).

Gross margin increased to 36.1% for the nine months ended September 30, 2006 from 35.7% for the same period in 2005 predominately due to the net effect of decreased product costs and selling prices (.6%), increased sales volume (.4%), improved product mix (.2%), and increased overhead absorbed (.6%), partially offset by increased warranty costs (.7%) and freight costs (.7%).

Beginning in 2004, we experienced increases in the price of steel, a major component of our products. The cost of steel has fluctuated since 2004. The negative impact on gross margins from changes in steel prices in the quarter and nine months ended September 30, 2006 was .4% and .1%, respectively, compared to the corresponding period of 2005. We are uncertain of the likely impact of steel prices on margins for the balance of 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $776,000, or 9%, to $9,052,000 in the third quarter of 2006 compared to $8,276,000 in the third quarter of 2005, predominantly due to an increase in product development costs ($343,000) and an increase in domestic and international selling expenses ($250,000). The balance of the increase in these expenses is primarily comprised of higher general salary levels and increased insurance costs. For the nine months ended September 30, 2006, selling, general and administrative expenses increased by $2,648,000, or 11%, predominantly due to an increase in domestic and international selling expenses ($933,000) and an increase in product development costs ($829,000). The balance of the increase in these expenses is primarily comprised of higher general salary levels and increased insurance costs.

LITIGATION CHARGES

Litigation charges for the quarter and nine months ended September 24, 2005 related to a $4,101,000 increase in legal reserves recorded in the third quarter of 2005. This increase in reserves primarily related to the jury verdict and associated costs in the Colassi patent infringement case, which we are appealing.

NET INTEREST EXPENSE

Net interest expense decreased by $529,000 in the third quarter of 2006 compared to the corresponding period of 2005. For the nine months ended September 30, 2006, net interest expense decreased by $731,000 compared to the corresponding period of 2005. The decreases in 2006 were primarily due to lower outstanding debt balances, which we expect to continue for the remainder of 2006 as a result of the repayment of debt during the second quarter of 2006 with the proceeds from our underwritten public offering.

INCOME TAXES

We recorded an income tax expense of $561,000 and an income tax benefit of $13,735,000, respectively, for the quarter and nine months ended September 30, 2006. In 2002, we established a valuation allowance against all of our net deferred tax asset. As of July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006. During the period from the establishment of the valuation allowance in 2002, to the July 1, 2006 reduction of the valuation allowance, our income tax provision was limited to state taxes and federal alternative minimum taxes. We recorded an income tax provision of approximately 41% of income before taxes for the third quarter of 2006 and we anticipate an income tax provision at a similar effective tax rate in future periods. Actual cash outlays for taxes will, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2005, U.S. federal operating loss carryforwards of approximately $27,786,000 were available to us to offset future taxable income and, as of such date, we had foreign net operating loss carryforwards of $2,703,000, federal alternative minimum tax credit carryforwards of $461,000 and federal research and development tax credit carryforwards of $129,000. The net deferred tax asset balance of $13,839,000 at September 30, 2006 represents the amount that we believe is more likely than not to be realized, and the remaining valuation allowance at September 30, 2006 is approximately $6,600,000. We will continue to assess the need for the remaining valuation allowance in future periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had working capital of $10,851,000 compared to $4,478,000 of working capital at December 31, 2005. The change in working capital is primarily due to the reduction of the deferred tax valuation allowance resulting in a current deferred tax asset of $4,140,000 at September 30, 2006, and the $9,609,000 proceeds from the public offering of common stock which was utilized to retire the indebtedness.

For the nine months ended September 30, 2006, we generated $8,213,000 of cash from operating activities compared to $5,813,000 for the nine months ended September 24, 2005. The increase in cash provided by operating activities is primarily due to an increase in net income after the effect of the reduction in the deferred tax valuation allowance during the nine months ended September 30, 2006 and the effect of the increase to the litigation reserve during the nine months ended September 24, 2005.

Cash used in investing activities of $2,456,000 during the nine months ended September 30, 2006 consisted of purchases of manufacturing tooling and equipment of $1,348,000, primarily efficiency enhancing manufacturing equipment and tooling for new products, and computer hardware and infrastructure of $1,108,000 including costs associated with an upgrade to our ERP system. Cash used in investing activities of $3,070,000 during the nine months ended September 24, 2005 relates primarily to purchases and deposits on equipment and tooling for the manufacture of new products and improvements to our computer network. We anticipate capital expenditures of approximately $1,500,000 in the fourth quarter 2006, predominantly related to improvements to our Medway, Massachusetts facility, manufacturing equipment and tooling, and further costs associated with our ERP upgrade.

Cash used in financing activities was $4,237,000 and $4,074,000 for the nine months ended September 30, 2006 and September 24, 2005, respectively, consisting primarily of debt repayments, partially offset by the proceeds of our public offering of common stock during the nine months ended September 30, 2006 and the proceeds of the sale of real estate during the nine months ended September 24, 2005.

On May 22, 2006, we consummated an underwritten public offering of 3,500,000 shares of our common stock, of which 1,750,000 shares were sold by selling stockholders. In June 2006, the underwriters in this offering exercised a portion of their over-allotment option and purchased an additional 407,900 shares of common stock, of which 203,950 shares were sold by a selling stockholder. We received net cash proceeds in this offering, after commissions and offering expenses, of approximately $9,609,000. Net proceeds were used to repay our total indebtedness under our existing credit facilities. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders.

We have credit facilities with GMAC Commercial Finance, LLC (“GMAC”) and with The CIT Group/Business Credit, Inc. (“CIT”). Our Amended and Restated Credit Agreement with GMAC provided for term loans and was amended in January 2006 to include a $5,000,000 credit line that is available through December 15, 2006 to finance machinery and equipment purchases. Our CIT Amended Financing Agreement provides for working capital revolving loans of up to the lesser of $14,000,000, or an amount determined by reference to a borrowing base. The GMAC loans are secured by our equipment, and mature on August 1, 2009. The CIT loans are secured by substantially all of our assets except real estate, fixtures and equipment and mature on June 30, 2009.

At September 30, 2006, there were no term loans or working capital revolving loans outstanding. Availability under the revolving loan fluctuates daily. At September 30, 2006, there was $6,103,000 in unused availability under the working capital revolving loan facility.

In August 2005, we sold our Owatonna, Minnesota manufacturing, warehouse and office facility for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with this sale, we and the purchaser entered into a lease of the Owatonna facility. The lease contains renewal options as well as options to terminate the lease if we elect to relocate. Due to an option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction whereby payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate our option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005, resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 was included in accrued expenses and $634,000 was included in other long-term liabilities and is being amortized over 21 months. At September 30, 2006, $438,000 of the deferred gain was included in accrued expenses and $110,000 was included in other long-term liabilities.

In August 2006, we entered into an Industrial Building Lease (Build to Suit/Triple Net) (the “Lease”) pursuant to which an approximate 340,000 square foot manufacturing, office and warehouse facility in Owatonna, Minnesota (the “Owatonna Premises”) is being constructed to our specifications. Simultaneously with entering into the Lease, we exercised our option under the Lease to acquire the Owatonna Premises for a purchase price of $14,275,000, subject to adjustment. The closing of the purchase and sale of the Owatonna Premises is subject to standard conditions and will occur upon substantial completion of the improvements, scheduled for June 1, 2007, subject to extension. The lease of the existing Owatonna facility would terminate in conjunction with a relocation to this new facility.

In October 2006, we entered into a loan agreement (“the Citizens Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”), pursuant to which Citizens has agreed to advance to us up to a $13,000,000 mortgage loan to finance the acquisition of the Owatonna Premises. This loan, which is subject to standard conditions, will be advanced simultaneously with our acquisition of the Owatonna Premises, currently scheduled for June 2007. The Citizen’s mortgage loan will be secured by a lien on the Owatonna Premises.

We posted a letter of credit of $2,945,722 in connection with our appeal of the judgment in Kirila et al v. Cybex International, Inc., et al. This judgment, which with interest and costs equaled approximately $2,800,000, was paid in November 2006 and the letter of credit has been returned and canceled. The assertion of the plaintiffs in this action that additional attorneys’ fees (approximately $716,000 as of September 30, 2006) are payable continues pending before the Court. We have also posted a letter of credit of $2,888,025 in connection with our appeal of the judgment in Colassi v. Cybex International, Inc. No payments will be required by us with respect to the Colassi judgment until the end of the appeal process. The ultimate resolution of these matters could be material to our financial position, results of operations and cash flows; however, we believe that the recorded reserves are adequate and that we will have adequate liquidity to satisfy any obligations which may become payable in connection with these matters.

We rely upon cash flows from our operations and borrowings under our credit facilities to fund our working capital and capital expenditure requirements. A decline in sales or margins or a failure to remain in compliance with the terms of our credit facilities could result in us having insufficient funds for such purposes. We believe that our cash flows and the availability under our credit facilities are sufficient to fund our general working capital and capital expenditure needs for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements as of September 30, 2006:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Royalty agreement	$2,250,000	$390,000	$720,000	$720,000	$420,000
Capital lease obligations (a)	477,000	348,000	129,000	—	—
Operating lease commitments	2,979,000	1,062,000	1,473,000	444,000	—
Building purchase obligation	14,250,000	14,250,000	—	—	—
Purchase obligations	15,955,000	11,887,000	4,068,000	—	—

TOTAL	$35,911,000	$27,937,000	$6,390,000	$1,164,000	$420,000

(a)	Includes future interest obligation

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At September 30, 2006, the maximum contingent liability under all recourse provisions was approximately $4,599,000. A reserve for estimated losses under recourse provisions of $359,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at September 30, 2006.

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

Legal matters. The Company has recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible or remote, and the adequacy of accruals for probable loss contingencies.

Product liability reserve. Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrator. If actual results vary from management’s estimates, adjustments to the reserve would be required.

Recoverability of goodwill. In assessing the recoverability of goodwill, management is required to make assumptions regarding estimated future cash flows and other factors to determine whether the fair value of the business supports the carrying value of goodwill. This analysis includes assumptions and estimates about future sales, costs, working capital, capital expenditures and cost of capital. If these assumptions and estimates change in the future, the Company may be required to record an impairment charge related to goodwill.

Valuation of deferred tax assets. In 2002, we established a full valuation allowance against our net deferred tax asset. Effective July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006. The net deferred tax asset balance of $13,839,000 at September 30, 2006 represents the amount that we believe is more likely than not to be realized and the remaining valuation allowance at September 30, 2006 is approximately $6,600,000. We will continue to assess the need for the remaining valuation allowance in future periods. Approximately $35,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $52,383,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Kirila et al v. Cybex International, Inc., et al

See Part I Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2005 and Part II Item 1 of the Company’s Report on Form 10-Q for the quarter ended July 1, 2006 for a description of these proceedings. The judgment in this matter, which with interest and costs equaled approximately $2,800,000, was paid in November 2006. The assertion of the plaintiff that additional attorneys’ fees (approximately $716,000 as of September 30, 2006) are payable continues pending before the Court.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company has entered into a loan agreement dated as of October 17, 2006 (the “Citizens Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”). There are no material relationships between Cybex or its affiliates and Citizens other than with respect to the Citizens Loan Agreement and related documentation.

Pursuant to the Citizens Loan Agreement, Citizens has agreed to advance to Cybex up to a $13,000,000 mortgage loan to finance the acquisition of an approximate 340,000 square foot, manufacturing, office and warehouse facility located in Owatonna, Minnesota (the “Owatonna Premises”) being built to the Company’s specifications. This loan, which is subject to standard conditions, will be advanced simultaneously with the Company’s acquisition of the Owatonna Premises, currently scheduled for June 2007. This mortgage loan will be secured by a lien on the Owatonna Premises. Pending disbursement of the mortgage loan, Cybex has also agreed not to incur or to permit any liens on its Medway, Massachusetts property. Principal on the mortgage loan will be retired by consecutive equal monthly payments of principal and interest of approximately $91,000 each, with the entire outstanding principal and accrued but unpaid interest to be due and payable on the seventh anniversary of the date the mortgage loan is advanced. The mortgage loan will bear interest at a floating rate equal to LIBOR plus 1.2% per annum. Cybex has entered into a related interest rate swap agreement with Citizens which locks in an interest rate of 6.95% per annum to July 2014. The Citizens Loan Agreement requires the Company to maintain certain financial covenants, including maintaining a minimum debt service coverage and a leverage ratio.

The Company has entered into a Seventh Amendment to Financing Agreement with The CIT Group/Business Credit, Inc. dated as of October 17, 2006. The Seventh Amendment to Financing Agreement amends the financing agreement entered into in July of 2004, as amended, by among other things permitting the capital expenditures and mortgage financing in connection with the construction and purchase of the Company’s new Owatonna facility.

ITEM 6. EXHIBITS

Exhibit 10.1 - Industrial Building Lease (Build-To-Suit/Triple Net) dated August 22, 2006 between the Company and First Industrial Development Services, Inc. (“First Industrial”).

Exhibit 10.2 - Agreement of Purchase and Sale dated August 22, 2006 between the Company and First Industrial.

Exhibit 10.3 - Tri-Party Agreement dated August 22, 2006 among the Company, First Industrial and the City of Owatonna, Minnesota (the “City of Owatonna”).

Exhibit 10.4 - Business Subsidy Agreement dated August 22, 2006 between the Company and the City of Owatonna.

Exhibit 10.5 - Loan Agreement dated as of October 17, 2006, between the Company and Citizens Bank of Massachusetts.

Exhibit 10.6 - Seventh Amendment to Financing Agreement dated as of October 17, 2006 between the Company and The CIT Group/Business Credit, Inc.

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

Cybex International, Inc.

	By:	/s/ John Aglialoro
November 13, 2006		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
November 13, 2006		Arthur W. Hicks, Jr. Chief Operating Officer and Chief Financial Officer