Form 10-K
period 2006-12-31
CYBEX INTERNATIONAL INC
filed 2007-03-30
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	(508) 533-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.10 Par Value	NASDAQ Global Market

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 1, 2006 was $71,649,669.

The number of shares outstanding of the registrant’s classes of common stock, as of March 30, 2007

Common Stock, $.10 Par Value — 17,245,902 shares

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

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions):

	2006		2005		2004
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Cardiovascular products	$68.7	54%	$62.3	54%	$48.7	47%
Strength systems	47.0	37	41.1	36	43.6	42
Parts	5.9	5	5.7	5	6.3	6
Freight and other sales (1)	5.3	4	5.5	5	4.8	5

	$126.9	100%	$114.6	100%	$103.4	100%

(1)	Reflects shipping and handling fees and costs included on customer invoices.

“Eagle”, “Stableflex” and “VR2” are registered trademarks of Cybex, and “Arc Trainer”, “Cybex Arc Trainer”, “Cyclone”, “Cyclone-S”, “FT360”, “Home Arc”, “LCX-425T”, “MG500”, “Pro+”, “Safety Sentry”, “Sport +”, “Total Body Arc Trainer”, “Trotter Elite”, “VR” and “VR3” are trademarks of Cybex. “Trazer” is a registered trademark of Trazer Technologies, Inc., used by Cybex under license.

Cardiovascular Products.

The Company’s cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. The Company’s cardiovascular products include cross trainers, treadmills, bikes and steppers. The Company also offers a three-dimensional optical tracking and measurement system under the name Trazer. All of the Company’s cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user.

Cross Trainers. Cybex Arc Trainer is a commercial product designed to provide the user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance from 0 – 900 Watts to meet the demands ranging from the casual user to the athlete. The control console is based on the Pro+ treadmill console, facilitating cross-use of these products. The Total Body Arc Trainer retains all of the functionality of the original Arc Trainer and adds upper body motion to provide for total body training. In 2006, the Company introduced four new versions of the Arc Trainer: the 350A Home Arc for the consumer market, the 425A for the light commercial and high-end consumer markets, and self-powered (cordless) versions of lower body and total body units for commercial use. The Arc Trainer’s list price ranges from $3,495 to $6,795.

Treadmills. The Company has four treadmill models, the Pro+, Sport+, CX-445T, and LCX-425T. The LCX-425T is a high-end consumer and light commercial product while the other models are for the commercial market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. The CX-445T, Sport+ and Pro+ also include an innovative safety feature known as Safety Sentry which causes the treadmill to stop once it detects inactivity with the user. All treadmills are equipped with contact heart rate monitoring and deck suspension system. The LCX-425T, CX-445T and Pro+ also include Polar heart rate monitoring capabilities. The Company’s treadmills have list prices ranging from $4,495 to $6,995.

Bikes. The Company’s Cyclone bike is available in both upright and recumbent models. These bikes feature improved ergonomics and ease of use as well as broad resistance capabilities and multiple resistance modes. The capabilities of these products are designed to allow any users to receive the maximum benefit in minimum time. The console design is based on that of the Arc Trainer and Pro+ treadmill to provide a common method of operation. The list price of the upright bike is $2,995 and the recumbent bike is $3,395.

Steppers. The Company has one model of steppers targeting the commercial marketplace. The Cyclone-S Stepper features the family display common to the bikes and Total Body Arc Trainer as well as an advanced ergonomic handrail design, contact and Polar heart rate monitoring and patented drive system. The list price of the Cyclone-S is $3,595.

Trazer. The Company introduced during 2005 a three-dimensional optical tracking and measurement system. The system is sold under the trademark Trazer and provides a three-dimensional virtual world simulation that provides exercise and objective measurement in both game-like and real world simulations. The list price of Trazer is $6,495.

Strength Training Products.

Strength training equipment provides a physical workout by exercising the musculo-skeletal system. The Company’s strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, modular multi-station units, MG500 multi-gym, the FT360(s), plate-loaded equipment and free-weight equipment.

Selectorized Equipment. Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

The Company’s selectorized equipment is sold under the trademarks “VR”, “VR3” and “Eagle.” The VR line represents a value-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. In 2005, the line received updates for improved ease of use in “express”-type facilities. During 2006, the medium price point VR2 line was phased out and replaced with the VR3 line. VR3 is designed for exceptional ease of use in fitness facilities and was introduced as a 14 piece line in late 2005 and completed as a 23 piece line in late 2006. Eagle represents the Company’s premier line and features a complete scope of use; it features ease-of-use as well as patented and patent pending technologies to meet the needs of performance oriented individuals and facilities. In 2006, Eagle received a cosmetic update for a more contemporary appearance and to facilitate blending with VR3. The Company currently sells 95 selectorized equipment products under the above lines with list prices between $2,495 and $6,095.

Modular Multi-Station Units. This product line has the advanced design and high performance features of the VR selectorized equipment line while being able to be configured into a multiple station design. Pricing for the multi-station units depends on configuration. The list price of a typical configuration is $8,090.

MG500 Multi-gym. The Company’s MG500 multi-gym features over 30 biomechanically correct exercises. The multi-gym uses considerably less space than multiple selectorized single station equipment. It contains three weight stacks to meet the needs of the commercial market, especially hotels, corporate fitness centers and other small-scale locations. This product has a list price ranging from $6,820 to $7,030.

FT360s. The FT360s is a functional trainer that delivers an unlimited range of movements and exercises using arms that are capable of multiple positioning. This unit targets the personal training and rehabilitation markets and has a $4,395 list price.

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

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Management estimates that consumer sales represent less than 10% of 2006 net sales. Typical commercial customers are health clubs, corporate fitness centers, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and community centers. Sales to one customer, Cutler-Owens International Ltd., an independent authorized dealer, represented 15.2%, 15.4% and 15.9% of the Company’s net sales for 2006, 2005 and 2004, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2006, 2005 or 2004.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.cybexinternational.com). The Company services its products through independent authorized dealers, international distributors, a network of independent service providers and its own service personnel.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 30, 2007, the Company has approximately 75 active dealers with 352 locations in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer. The domestic sales team includes 19 territory managers or reps, 12 regional or national account managers, three sales associates and one Senior Vice President.

The national account team focuses on major market segments such as health clubs and gyms, hotels, resorts, the U.S. government and organizations such as YMCAs, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 25 national accounts.

Sales outside of North America accounted for approximately 27%, 29% and 29% of the Company’s net sales for 2006, 2005 and 2004, respectively. The international sales force consists of one Senior Vice President, five regional sales managers and one operations manager. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom. Cybex UK has 20 employees. The Company utilizes independent distributors for the balance of its international sales. There are 65 independent distributors in 68 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

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

Warranties

All products are warranted for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and type of equipment. Warranty expense for the years ended December 31, 2006, 2005 and 2004 was $3,323,000, $3,048,000 and $2,512,000, respectively.

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

Product Development

Research and development expense for the years ended December 31, 2006, 2005 and 2004 was $4,812,000, $3,982,000 and $3,172,000, respectively. At December 31, 2006, the Company had the equivalent of 37 employees engaged in ongoing research and development programs. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Senior Vice President of Research and Development.

Manufacturing and Supply

The Company maintains two facilities which are vertically integrated manufacturing facilities equipped to perform fabrication, machining, welding, grinding, assembly and finishing of its products. A new manufacturing facility, with added capacity, is being constructed to the Company’s specifications in Owatonna, Minnesota to replace the existing Owatonna facility. Management believes that its facilities provide the Company with proper control over product quality, cost and delivery time.

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

The Company’s stepper and Home Arc products are manufactured for the Company in Taiwan.

The Company single sources its stepper and Home Arc products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components and electronics, where it believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company’s operations.

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

Insurance

The Company’s product liability insurance is written on a claims made basis and provides an aggregate of $5,000,000 of coverage, with a deductible of up to $250,000 per occurrence with an annual aggregate deductible of $750,000. Reserves for self insured retention are included in accrued expenses on the consolidated balance sheet.

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

Employees

On March 30, 2007, the Company employed 547 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

Available Information

The Company files reports electronically with the Securities and Exchange Commission. Forms 8-K, 10-Q, 10-K, Proxy Statements and other information can be viewed at http://www.sec.gov. This information can also be viewed without charge at the Company’s own website at http://www.cybexinternational.com. The internet website address for Cybex is included in this report for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

A number of risks are associated with the construction and our planned relocation to a new manufacturing facility. An approximate 340,000 square feet manufacturing, office and warehouse facility is being constructed to our specifications in Owatonna, Minnesota, which is intended to replace our existing Owatonna manufacturing facility. We will purchase the facility upon substantial completion, scheduled for June 2007, and we intend to move to the new facility during the third quarter of 2007, which is traditionally the slowest period of the year for our manufacturing requirements. As with any new construction and move, a number of unexpected occurrences could adversely affect our business, financial condition and results of operations. While the move is planned for what is normally the slowest manufacturing period of the year, any move results in expense and temporary inefficiencies. While we expect the new facility to result in both added capacity and more efficient operations, we may experience significant manufacturing and operational inefficiencies, especially in the early stages of the transition, and the cost of the move could exceed budgeted levels. Unanticipated delays or difficulties in completion of construction or otherwise effectuating the relocation and in transitioning production to the new facility could adversely affect our capacity to meet our manufacturing requirements and result in interruptions to our business. In addition, construction costs overruns for which we are responsible could be material.

Increases in raw material costs, or the unavailability of raw materials or components, could adversely affect us. Increases in our cost of raw materials could have a material effect on our profitability. We currently source our consumer version of the Arc Trainer, stepper products and certain raw materials and component parts (e.g., drive motors, belts, running decks, molded plastic components and electronics) from single suppliers. The loss of a significant supplier, or delays or disruptions in the delivery of raw materials or components, could adversely affect our ability to generate future revenues and earnings and have a material adverse effect on our business and financial results.

We have been involved in a number of litigation matters and expect legal claims in the future. In recent years we have been involved in a number of litigation matters, including with respect to product liability, intellectual property rights, disputes with dealers and a dispute involving a person from whom we acquired a business. During the fourth quarter of 2006 and the first quarter of 2007, we paid a total of approximately $3.3 million in satisfaction of a judgment entered against us in the Kirila et al v. Cybex International, Inc., et al litigation matter. We are currently appealing a judgment of approximately $2.8 million entered against us in 2005 in the Colassi v. Cybex International, Inc. matter. If we are not successful in this appeal we will have to pay the judgment plus post-judgment interest. We expect that we will continue to be involved in litigation in the ordinary course of business. While we maintain reserves for estimated litigation losses, one or more adverse determinations in litigation affecting us could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

Our failure or inability to protect our intellectual property from misappropriation or competition could adversely affect our business prospects. Our intellectual property aids us in competing in the exercise equipment industry. Despite our efforts to protect our intellectual property rights, such as through patent, trade secret and trademark protection, unauthorized parties may try to copy our products, or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our rights to as great an extent as U.S. law. Furthermore, the patents and trademarks which we have obtained or may seek in the future may not be of a sufficient scope or strength to provide meaningful economic or competitive value. Our rights and the additional steps we have taken to protect our intellectual property may not be adequate to deter misappropriation, and we also remain subject to the risk that our competitors or others will independently develop non-infringing products substantially equivalent or superior to our products. We also may not be able to prevent others from claiming that our products violate their proprietary rights. If we are unable to protect our intellectual property, or if we are sued for infringing another party’s intellectual property, our business, financial condition, results of operation or cash flows could be materially adversely affected.

We principally use two facilities to produce our products and a material business disruption at either facility could significantly impact our business. Substantially all of our products are manufactured or assembled in two vertically integrated facilities located in Massachusetts and Minnesota. These facilities house all our manufacturing operations and our executive offices. We take precautions to safeguard our facilities, including obtaining insurance, maintaining safety protocols and using off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood, or an act of terrorism or vandalism, could cause substantial disruption to our operations, damage or destroy our manufacturing equipment, information systems or inventory and cause us to incur substantial additional expenses. The insurance we maintain against disasters may not cover or otherwise be adequate to meet our losses in any particular case. Any disaster which prevents operations in either of our facilities for any extended period may result in decreased revenues and increased costs and could significantly harm our operating results, financial condition, cash flows and prospects.

We rely on third party dealers and distributors to sell and service a significant portion of our products. In 2006, more than half of our total net sales were to our independent authorized dealers in North America and to independent distributors internationally. These third party dealers and distributors may terminate their relationships with us, or fail to commit the necessary resources to sell or service our products to the level of our expectations. If current or future third party dealers or distributors do not perform adequately, or if we fail to maintain our existing relationships with them or fail to recruit and retain dealers or distributors in particular markets or geographic areas, our revenues may be adversely affected and our operating results could suffer.

We have a history of losses in fiscal years prior to 2004. Although we have been profitable since fiscal year 2004, we incurred losses in each fiscal year from 2001 through 2003. If we are unable to maintain our profitability and we incur losses in the future, any such losses could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

Our major stockholders may exercise control over us. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own approximately 34% of our outstanding common stock. Such stockholders may have the ability to significantly influence (i) the election of our Board of Directors, and thus our future direction and (ii) the outcome of all other matters submitted to our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets.

We face strong competition. The fitness equipment industry is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. Our competitors include companies with strong name recognition and more extensive financial and other resources than us.

We carry debt. We are indebted to several lenders, and will incur additional debt in connection with our planned new manufacturing facility. This leverage may have several important consequences, including the need to meet debt service requirements and vulnerability to changes in interest rates. This leverage may also limit our ability to raise additional capital, withstand adverse economic or business conditions and competitive pressures, and take advantage of significant business opportunities that may arise. In particular, the incurrence of losses in the future could result in the inability to meet the financial covenants pertaining to our indebtedness or to service our debt.

Warranty claims may exceed the related reserves. We warrant our products for varying periods of up to ten years. While we maintain reserves for warranty claims, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if warranty claims were to materially exceed anticipated levels.

We may have a contingent liability related to the arrangement of third party financing. We offer to our customers leasing and other financing of products by third party providers, for which we may receive a fee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2006, our maximum contingent liability under all recourse provisions was approximately $4,638,000. While we maintain a reserve for estimated losses under these recourse provisions, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if actual losses were to materially exceed the related reserve.

Unfavorable international political or economic changes and/or currency fluctuations could negatively impact us. Approximately 27% and 29% of our sales in 2006 and 2005, respectively, were derived from outside North America. Political or economic changes and/or currency fluctuations in countries in which we do business could negatively impact our business and financial results, including decreases in our revenues and profitability.

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

A variety of factors may discourage potential take-over attempts. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own approximately 34% of our outstanding common stock. In addition, our Certificate of Incorporation requires an affirmative super-majority stockholder vote before we can enter into certain defined business combinations, except for combinations that meet certain specified conditions; provides for staggered three-year terms for members of the Board of Directors; and authorizes the Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. Each of these factors could have the effect of discouraging potential take-over attempts and may make attempts by stockholders to change our management more difficult.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and financial results may suffer. The Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities and Exchange Commission and the NASDAQ impose new duties on us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with the Sarbanes-Oxley Act and such rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. Management’s report will be required as of December 31, 2007, and the report of our independent registered public accounting firm will be initially required either as of December 31, 2007 or December 31, 2008 depending upon our market capitalization as of June 30, 2007. We are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur additional expenses and diversion of management’s time, which could materially increase our operating expenses and accordingly reduce our net income. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation. If our independent registered public accounting firm does not agree with our conclusion regarding our evaluation of internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm’s interpretation of the requirements, rules or regulations are different than ours, then they may decline to attest to management’s assessment or issue an adverse opinion on management’s assessment and/or our internal control over financial reporting. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements, which ultimately could negatively impact the market price of our common stock.

ITEM 2.	PROPERTIES

The Company occupies approximately 120,000 square feet of space in Medway, Massachusetts and approximately 210,000 square feet of space in Owatonna, Minnesota for administrative offices, manufacturing, assembly and warehousing. The Medway facility is owned by the Company. The Owatonna facility is leased. The Company also utilizes outside warehousing.

Cybex UK, the Company’s wholly-owned United Kingdom subsidiary, leases approximately 728 square feet of space in Measham, England. This space is utilized for the subsidiary’s direct sales and service efforts in the United Kingdom, which serves Cybex’s operations throughout Europe.

The Company’s manufacturing facilities are equipped to perform fabrication, machining, welding, grinding, assembly and powder coating of its products. These facilities are well maintained and kept in good repair.

While management believes that the Company’s facilities are adequate for current operations, it anticipates increased capacity needs. To meet these requirements, the Company is having constructed to its specifications an approximate 340,000 square feet manufacturing, office and warehouse facility located in Owatonna, Minnesota which is intended to replace the existing Owatonna manufacturing facility. The purchase of this facility will occur upon substantial completion of the improvements, scheduled for June 2007, subject to extension. The Company anticipates terminating the lease of its existing Owatonna facility in connection with the move to the new facility. Management believes that, upon acquisition of the new facility, the Company will have adequate capacity for its operations for the foreseeable future.

Additional information concerning the financing of the Company’s owned and leased facilities are described in Notes 7 and 12 to the Company’s consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

As a manufacturer of fitness products, the Company is inherently subject to the hazards of product liability litigation; however, the Company has maintained, and expects to continue to maintain, insurance coverage which management believes is adequate to protect against these risks. Reserves for self insured retention are included in accrued expenses in the consolidated balance sheet.

The Company is also involved in certain legal actions and claims arising in the ordinary course of business. At December 31, 2006, an aggregate reserve of $3,736,000 is included in accrued expenses for estimated costs related to those matters for which it is probable that a loss has been incurred. The ultimate resolution of these matters could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company's wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies that sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company that leased to Trotter a plant located in Sharpsville, Pennsylvania. The complaint made numerous allegations, including wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, fraud and breach of the asset purchase agreement. A jury verdict was rendered in this litigation in February 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owed certain incentive compensation payments and rent, plus interest. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty for $48,750 on the claims related to lease issues. Such amount represented the approximate $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002. In March 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. Cybex filed an appeal of this judgment. In January 2006, the Superior Court of Pennsylvania affirmed the judgment, and both Cybex and the plaintiffs filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On June 7, 2006, the Pennsylvania Supreme Court denied the respective Petitions for Allowance of Appeal of the Company and the plaintiffs. The Company determined not to further pursue its appeals, and in November 2006, it satisfied a portion of the judgment, which, with interest and costs, amounted to approximately $2,800,000. The plaintiffs asserted that additional attorneys’ fees were payable by the Company and the Court, on December 29, 2006, ordered that $523,000 be added to the judgment representing additional fees and costs. The amended judgment was paid in January 2007 and the matter is now concluded.

Colassi v. Cybex International, Inc.

This action was filed in the United States District Court for the District of Massachusetts. The plaintiff alleged that certain of the Company's treadmill products infringed a patent allegedly owned by the plaintiff. The plaintiff sought injunctive relief and monetary damages. The Company filed an answer to the complaint denying the material allegations of the complaint and asserting counterclaims. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded damages, which with interest, equaled approximately $2,800,000 as of December 31, 2006. A six-month stay of a permanent injunction against sale of these treadmill products was entered in September 2005, and the Company has implemented a redesign of its deck system. The Company filed an appeal of the judgment entered by the trial court on the jury verdict, which required that Cybex post a letter of credit for $2,888,025 (see Notes 7 and 12 to the Company’s consolidated financial statements). The

Court of Appeals in February 2007, denied the Company’s appeal and the Company has moved for a rehearing. In November 2006, the plaintiff filed with the trial court a motion to enter a substitute judgment in an attempt to substitute plaintiff’s reissued patent for the patent that was at issue at trial. In December 2006, the trial court denied this motion and in January 2007, the plaintiff appealed this decision. The Company’s and the plaintiff’s respective appeals remain pending.

Free Motion Fitness v. Cybex International, Inc.

In December 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed in the United States District Court for the District of Utah an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed the plaintiff’s patent. The Company filed an answer denying the material allegations of the complaint and including claims which management believes could invalidate the Free Motion Fitness patent; the Company also filed a counterclaim against Free Motion Fitness seeking damages. In September 2003, this case was combined with a separate matter also in the United States District Court, District of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. In May 2004, the Court ruled in favor of the Company’s motion for summary judgment, dismissing all of the claims of the plaintiff against the Company and Nautilus and also dismissing the Company’s counterclaims against the plaintiff. The plaintiff appealed the grant of summary judgment and in September 2005, the Court of Appeals for the Federal Circuit reversed the lower court ruling, with the result that this case was returned to the trial court level. In January 2007, the parties entered into a settlement agreement pursuant to which, among other things, Cybex received a license of certain Free Motion patents and paid an upfront license fee and the litigation was dismissed with prejudice.

Other Litigation and Contingencies

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 30, 2007 were as follows:

Name	Age	Position
John Aglialoro	63	Chairman and Chief Executive Officer
Arthur W. Hicks, Jr.	48	Executive Vice President – Chief Operating Officer and Chief Financial Officer
Edward Kurzontkowski	43	Senior Vice President of Manufacturing and Engineering
Raymond Giannelli	53	Senior Vice President of Research and Development
Edward J. Pryts	46	Senior Vice President of Sales – North America
John P. Young	44	Senior Vice President of Sales – International

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

Mr. Hicks has served as the Company’s Executive Vice President – Chief Operating Officer since January 1, 2006 and its Chief Financial Officer since 2002. Prior to 2006, he served Cybex through a service agreement between the Company and UM Holdings Ltd., where he was employed as Chief Financial Officer since 1988. Mr. Hicks is a certified public accountant. He was a director of Trotter from 1994 to 1997 and has served as a director of Cybex since 1997.

Mr. Kurzontkowski has served as the Company’s Senior Vice President of Manufacturing and Engineering since 2003. He joined Trotter in 1981 and has served the Company in a variety of capacities, including Senior Vice President of Manufacturing from 2001 to 2002 and Executive Vice President of Operations from 2002 to 2003.

Mr. Giannelli has served as the Company’s Senior Vice President of Research and Development since 2003. He first joined Cybex in 1975 and served in various positions including Vice President of Research and Development. In 1991, Mr. Giannelli left Cybex and joined Trotter as the Vice President of Research and Development and continued to maintain that position after the merger of Trotter with Cybex in 1997. In 1999, Mr. Giannelli left Cybex to act as the Executive Vice President of Values.com, a cause related marketing firm. He returned to assist in Cybex’s research and development effort in February 2001 as the Chairman of the Cybex Institute.

Mr. Pryts has served as the Company’s Senior Vice President of Sales – North America since January 2007. Mr. Pryts first joined Cybex in 1993 and has served in a variety of capacities, including Vice President of Sales – North America from 2002 to 2006 and Vice President of Domestic Sales from 2000 to 2002.

Mr. Young has served as the Company’s Senior Vice President of Sales – International since January 2007. He first joined Cybex in 1999 and has served in several capacities, including Vice President of International Sales from 2001 to 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares have been traded on the NASDAQ Global Market since November 2006, prior to which time the shares were traded on the American Stock Exchange (AMEX). The Company’s NASDAQ symbol is CYBI.

The following table shows the high and low market prices as reported by NASDAQ or the AMEX, as applicable:

	2006		2005
Calendar	High	Low	High	Low
First Quarter	$6.80	$3.50	$4.63	$3.30
Second Quarter	7.11	5.28	4.30	2.80
Third Quarter	6.91	5.05	4.35	2.71
Fourth Quarter	7.70	5.50	3.77	3.10

As of March 30, 2007, there were approximately 470 common stockholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

Under the Company’s credit agreements, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

On October 24, 2006, Zubin Mory exercised his warrant to purchase 400 shares of common stock of the Company (the “Mory Warrant”). Pursuant to the net exercise provisions of the Mory Warrant, the Company issued to Mr. Mory 394 shares of common stock of the Company. On November 27, 2006, Oppenheimer & Co., Inc. exercised its warrant to purchase 11,250 shares of common stock of the Company (the “Oppenheimer Warrant”). Pursuant to the net exercise provisions of the Oppenheimer Warrant, the Company issued to Oppenheimer & Co., Inc. 11,074 shares of common stock.

The Company issued the Mory Warrant and the Oppenheimer Warrant in 2004 in connection with a private placement of its common stock. In issuing the shares of the Company’s common stock underlying the Mory Warrant and the Oppenheimer Warrant, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the transactions did not involve a public offering.

The following table summarizes securities authorized for issuance under equity compensation plans at December 31, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	695,000	$2.09	1,011,942	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	695,000	2.09	1,011,942

(1)	Includes 970,000 shares available for issuance under the Company’s 2005 Omnibus Incentive Plan and 41,942 shares available for issuance under the Company’s 2002 Stock Retainer Plan for Nonemployee Directors. See Note 8 to the Company’s consolidated financial statements for a description of these plans.

Performance Graph

The following graph compares the five-year cumulative total return (change in stock price plus reinvested dividends) on the Company’s common stock with the total returns of the NASDAQ Market Value Index, a broad market index covering stocks listed on the NASDAQ, and the companies in the Sporting and Athletic Goods industry (SIC Code 3949), a group encompassing approximately nine companies (the “SIC Code Index”). The performance graph is deemed furnished and not filed with the Securities and Exchange Commission.

Comparison of 5-Year Cumulative Total Return of

Cybex International, Inc., NASDAQ Market Value Index

and the SIC Code Index

	2001	2002	2003	2004	2005	2006
Cybex International, Inc.	$100.00	$74.87	$65.24	$218.72	$197.86	$320.86
SIC Code Index	100.00	67.92	89.30	98.94	85.97	92.03
NASDAQ Market Value Index	100.00	69.75	104.88	113.70	116.19	128.12

Assumes $100 invested on December 31, 2001 and dividends are reinvested. Source: Hemscott, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2006. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31
	2006		2005		2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$126,924		$114,646		$103,421	$90,480	$81,744
Cost of sales	80,241		73,169		65,640	59,321	51,919

Gross profit	46,683		41,477		37,781	31,159	29,825
Selling, general and administrative expenses (including bad debt expense)	36,757		33,908		30,900	29,367	26,733
Litigation charges	—		4,605	(b)	—	—	—

Operating income	9,926		2,964		6,881	1,792	3,092
Interest income	46		5		14	12	30
Interest expense	(1,885)		(2,657)		(3,539)	(3,643)	(3,549)
Other income (expense), net	—		—		—	27	126

Income (loss) before income taxes	8,087		312		3,356	(1,812)	(301)
Income tax provision (benefit)	(11,967	)(a)	251		131	(51)	20,723	(c)

Net income (loss)	20,054	(a)	61		3,225	(1,761)	(21,024)
Preferred stock dividends	—		—		(276)	(244)	—

Net income (loss) attributable to common stockholders	$20,054	(a)	$61		$2,949	$(2,005)	$(21,024	)(c)

Basic earnings (loss) per share	$1.22	(a)	$.00		$.26	$(.23)	$(2.39	)(c)

Diluted earnings (loss) per share	$1.18	(a)	$.00		$.24	$(.23)	$(2.39	)(c)

(a)	Includes a benefit of $15,361 resulting from a reduction in the valuation allowance for deferred income taxes.
(b)	Consists of $4,605 pre-tax charges relating primarily to the Colassi and Kirila litigation matters.
(c)	Includes a charge of $20,773 to establish a valuation allowance for deferred income taxes.

	December 31
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital	$14,061	$4,478	$3,318	$(4,882)	$(21,439)
Total assets	73,377	55,672	54,486	53,388	53,361
Long-term debt (including current portion)	3,762	13,659	20,605	27,086	29,010
Capital leases (including current portion)	330	813	1,056	1,023	406

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the resolution of litigation involving us, and our ability to comply with the terms of our credit facilities. Further information on these and other factors which could affect our financial results can be found in our filings with the Securities and Exchange Commission, including Part I of this Annual Report on Form 10-K.

OVERVIEW

We are a New York corporation that develops, manufactures and markets high performance, professional quality exercise equipment products for the commercial market and, to a lesser extent, the premium segment of the consumer market.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales:

	Year Ended December 31
	2006	2005	2004
Net sales	100%	100%	100%
Cost of sales	63	64	63

Gross profit	37	36	37
Selling, general and administrative expenses, including bad debt expense	29	30	30
Litigation charges	—	4	—

Operating income	8	2	7
Interest expense, net	2	2	4

Income before income taxes	6	—	3
Income tax provision (benefit)	(10)	—	—

Net income	16%	—%	3%

NET SALES

Our net sales increased $12,278,000, or 11%, to $126,924,000 in 2006 compared with an $11,225,000, or 11%, increase in 2005 compared to 2004. The increase in 2006 was attributable to an increase in sales of cardiovascular products of $6,392,000, or 10%, to $68,726,000, and increased sales of strength training products of $5,978,000, or 15%, to $47,036,000, partially offset by decreased freight, parts and other sales of $92,000, or 1%, to $11,162,000. The sales increase of cardiovascular products in 2006 was predominantly driven by an increase in sales of the LCX-425T treadmill, first introduced in November 2005 for the light commercial and high-end consumer markets, and the Home Arc, which is a consumer version of the Arc Trainer and first introduced in October 2006. The sales increase of strength training products in 2006 was primarily due to sales of VR3, the new strength line introduced at the end of 2005.

The increase in net sales in 2005 was attributable to an increase in sales of cardiovascular products of $13,598,000, or 28%, to $62,334,000 and increased freight and other revenue of $808,000, or 17%, to $5,558,000, partially offset by decreased sales of strength training products of $2,569,000, or 6%, to $41,058,000 and decreased parts sales of $612,000, or 10%, to $5,696,000. Of the increase in sales of cardiovascular products, 74% was due to the Arc Trainer, sales for which increased 44% in 2005. The Arc Trainer is a product category first introduced during 2002. Treadmill and bike sales also increased in 2005.

Sales outside of North America represented 27%, 29% and 29% of consolidated net sales in 2006, 2005 and 2004, respectively.

GROSS MARGIN

Gross margin was 36.8% in 2006, compared with 36.2% in 2005 and 36.5% in 2004. Margins increased in 2006 due to increased sales volume (.8%) partially offset by reduced product pricing (.2%). Margins decreased from 2004 to 2005 due to higher steel costs (.6%), higher freight costs (.3%) and higher warranty provisions from product mix (.2%), partially offset by higher selling prices.

The price of steel, a major component of our products, has fluctuated since 2004. The negative impact on gross margins from changes in steel prices in 2006 was minimal compared to the corresponding period of 2005. We are uncertain of the likely impact of steel prices on margins for 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense, increased by $2,849,000, or 8%, in 2006 to $36,757,000 compared to an increase of $3,008,000, or 10%, in 2005. As a percentage of net sales, these expenses were 29%, 30% and 30% in 2006, 2005 and 2004, respectively. The 2006 increase in selling, general and administrative expenses was predominantly due to an increase in domestic and international selling expenses ($744,000) and an increase in product development costs ($830,000). The balance of the increase in these expenses is primarily comprised of higher general salary levels and increased insurance costs.

The 2005 increase in selling, general and administrative expenses was predominantly due to an increase in the direct sales force ($1,149,000), increased sales and marketing expenses ($860,000), and an increase in product development costs ($810,000).

LITIGATION CHARGES

Litigation charges for the year ended December 31, 2005 relate to a $4,605,000 increase in legal reserves, primarily related to the Colassi and Kirila litigation matters.

INTEREST EXPENSE, NET

Net interest expense decreased by $813,000, or 31%, in 2006 to $1,839,000 compared to a decrease of $873,000, or 25%, in 2005. The decrease in 2006 was due to lower outstanding debt balances as a result of the repayment of debt during the second half of 2006 with the proceeds from our underwritten public offering, partially offset by the interest expense related to the change in fair value of an interest rate swap. The decrease in 2005 was due to lower interest rates following the July 2004 refinancing, lower principal balances and lower deferred financing cost amortization due to a $340,000 write-off of deferred financing costs in 2004 upon the retirement of the Hilco facility, partially offset by interest expense of $200,000 associated with the August 2005 Owatonna real estate transaction, which was treated as a financing for financial accounting purposes. We expect that net interest expense will increase in 2007 compared to 2006, since we will incur additional debt to finance the purchase of our new Owatonna manufacturing facility and related capital expenditures.

INCOME TAXES

We recorded an income tax benefit of $11,967,000 for the year ended December 31, 2006. In 2002, we established a valuation allowance against all of our deferred tax asset. As of July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006. During the period from the establishment of the valuation allowance in 2002, to the July 1, 2006 reduction of the valuation allowance, our income tax provision was limited to state taxes and federal alternative minimum taxes. We recorded an income tax provision of approximately 41% of income before taxes for the third and fourth quarters of 2006 and we anticipate an income tax provision at a similar effective tax rate in future periods. Actual cash outlays for taxes will, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2006, U.S. federal operating loss carryforwards of approximately $23,477,000 were available to us to offset future taxable income and, as of such date, we had foreign net operating loss carryforwards of $2,568,000, federal alternative minimum tax credit carryforwards of $540,000 and federal research and development tax credit carryforwards of $129,000. The net deferred tax asset balance of $12,282,000 at December 31, 2006 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at December 31, 2006 is $6,599,000. We will continue to assess the need for the remaining valuation allowance in future periods.

PREFERRED STOCK DIVIDENDS

The Company’s Series B Convertible Cumulative Preferred Stock was issued in July 2003 and was converted by the holder thereof into shares of common stock in August 2004. The holder of the preferred stock was entitled to receive cumulative dividends of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. Such dividends decreased the net income or increased the net loss attributable to common stockholders for purposes of computing income or loss per share. In accordance with the terms of the preferred stock, all accrued dividends on the preferred stock, in the amount of $522,000, were paid at the time of conversion in 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had working capital of $14,061,000, compared to $4,478,000 at December 31, 2005. The increase in working capital is primarily due to the reduction of the deferred tax valuation allowance resulting in a current deferred tax asset of $3,509,000, a $1,976,000 increase in accounts receivable, reflecting higher sales volume in the fourth quarter of 2006 versus the fourth quarter of 2005, and a $1,469,000 increase in prepaid expenses.

For the year ended December 31, 2006, we generated $5,212,000 of cash from operating activities compared to $7,198,000 for the year ended December 31, 2005. The decrease in cash provided by operating activities in 2006 compared to 2005 is primarily due to the decrease in accounts payable, accrued liabilities and other liabilities, offset by an increase in net income after the effect of the reduction in the deferred tax valuation allowance in 2006 compared to net income after the effect of the increase to the litigation reserve in 2005.

Cash used in investing activities of $4,151,000 in 2006 consisted of purchases of manufacturing tooling and equipment of $1,927,000, primarily efficiency enhancing manufacturing equipment and tooling for new products, and computer hardware and infrastructure of $2,224,000, including costs associated with an upgrade to our ERP system. Cash used in investing activities of $732,000 in 2005 primarily consisted of purchases of and deposits for manufacturing tooling and equipment of $3,149,000 and computer hardware and infrastructure of $1,071,000, offset by the proceeds from the sale of real estate of $3,488,000. Capital expenditures for 2007, relating mostly to the construction of our Owatonna facility (approximately $15,000,000), manufacturing tooling and equipment and computer hardware and infrastructure, are currently expected to be in the range of $24,000,000 to $25,000,000. We expect to fund these expenditures with a combination of cash generated from operating activities and borrowings under our credit facilities.

For the year ended December 31, 2006, cash used in financing activities of $449,000 consisted primarily of term and net revolver payments of $9,897,000 and payments on capital leases of $483,000, partially offset by proceeds from our public offering of common stock of $9,609,000 and the proceeds and tax benefit from employee stock option exercises. For the year ended December 31, 2005, cash used in financing activities of $7,485,000 consisted primarily of term and net revolver payments of $11,600,000 and payments on capital leases of $547,000, partially offset by proceeds from borrowings under term loans of $4,654,000.

We have credit facilities with GMAC Commercial Finance, LLC (“GMAC”) and with The CIT Group/Business Credit, Inc. (“CIT”). Our Amended and Restated Credit Agreement with GMAC presently provides for a $7,000,000 credit line that is available through August 31, 2007 to finance machinery and equipment purchases. Our CIT Amended Financing Agreement presently provides for working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. The GMAC loans are secured by our equipment, and mature on January 1, 2012. The CIT loans are secured by substantially all of our assets except real estate, fixtures and equipment and mature on June 30, 2009.

At December 31, 2006, there was outstanding $3,762,000 in working capital revolving loans and no term loans outstanding. Availability under the revolving loan fluctuates daily. At December 31, 2006, there was $8,048,000 in unused availability under the working capital revolving facility.

During May 2006, we consummated an underwritten public offering of 3,500,000 shares of our common stock, of which 1,750,000 shares were sold by selling stockholders. In June 2006, the underwriters in this offering exercised a portion of their over-allotment option and purchased an additional 407,900 shares of common stock, of which 203,950 shares were sold by a selling stockholder. We received net cash proceeds in this offering, after commissions and offering expenses, of approximately $9,609,000. Net proceeds were used to repay our total indebtedness then outstanding under our credit facilities. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders.

In August 2006, we entered into an Industrial Building Lease (Build to Suit/Triple Net) (the “Lease”) pursuant to which an approximate 340,000 square feet manufacturing, office and warehouse facility in Owatonna, Minnesota (the “Owatonna Premises”) is being constructed to our specifications. Simultaneously with entering into the Lease, we exercised our option under the Lease to acquire the Owatonna Premises for a purchase price of $14,275,000, subject to adjustment. The closing of the purchase and sale of the Owatonna Premises is subject to standard conditions and will occur upon substantial completion of the improvements, scheduled for June 2007, subject to extension. The lease of our existing Owatonna facility will terminate in conjunction with the relocation to this new facility. In October 2006, we entered into a loan agreement (the “Citizens Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”), pursuant to which Citizens has agreed to advance to us up to a $13,000,000 mortgage loan to finance the acquisition of the Owatonna Premises. This loan, which is subject to standard conditions, will be advanced simultaneously with our acquisition of the Owatonna Premises, currently scheduled for June 2007. The Citizen’s mortgage loan will be secured by a lien on the Owatonna Premises.

In August 2005, we sold our Owatonna, Minnesota manufacturing, warehouse and office facility and entered into a lease of the Owatonna facility. The lease contains renewal options as well as options to terminate the lease if we elect to relocate. Due to an option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction whereby payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate our option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005, resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 was included in accrued expenses and $634,000 was included in other long-term liabilities and is being amortized over 21 months. At December 31, 2006, $438,000 of the deferred gain was included in accrued expenses.

We posted a letter of credit of $2,945,722 in connection with our appeal of the judgment in Kirila et al v. Cybex International, Inc., et al. A portion of this judgment of approximately $2,800,000 was paid in November 2006 and the letter of credit has been returned and canceled. The Court ordered in December 2006 that approximately $523,000 be added to this judgment for additional fees and costs, which was paid in January 2007, and this litigation is now concluded. We have also posted a letter of credit of $2,888,025 in connection with our appeal of the judgment in Colassi v. Cybex International, Inc. No payments will be required by us with respect to the Colassi judgment until the end of the appeal process.

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

As of December 31, 2006, we had approximately $26,045,000 in net operating loss carryforwards, substantially all of which will be available to offset 2007 taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$3,762,000	$3,762,000	$—	$—	$—
Royalty agreement	2,160,000	390,000	720,000	720,000	330,000
Capital lease obligations (a)	355,000	267,000	88,000	—	—
Operating lease commitments	1,374,000	931,000	429,000	14,000	—
Building purchase obligation	14,275,000	14,275,000	—	—	—
Purchase obligations	16,383,000	14,556,000	1,827,000	—	—

	$38,309,000	$34,181,000	$3,064,000	$734,000	$330,000

(a)	Includes future interest obligation.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program, whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2006, the maximum contingent liability under all recourse provisions was approximately $4,638,000. A reserve for estimated losses under recourse provisions of $585,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at December 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return.

FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 are effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. We are in the process of assessing the impact of adopting FIN 48 on our results of operations and financial position. Based on the analysis completed to date, management does not expect FIN 48 to have a material impact on the consolidated financial statements and disclosures.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to the allowance for doubtful accounts, realizability of inventory, reserves for warranty obligations, reserves for legal matters and product liability, recoverability of goodwill and valuation of deferred tax assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company’s results of operations and financial position. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

Allowance for doubtful accounts. Management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer’s current credit information. Management continuously monitors collections and payments from customers and maintains a reserve for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of a specific customer or the Company’s general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Realizability of inventory. The Company values inventory at the lower of cost (first-in, first-out) or market. Management regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and historical usage, after considering the impact of new products. If actual market conditions and product demand are less favorable than projected, additional inventory write-downs may be required.

Warranty reserve. All products are warranted for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and the type of equipment. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from management’s estimates, adjustments to the warranty liability would be required.

Legal matters. The Company has recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible or remote, as well as the adequacy of accruals for probable loss contingencies.

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

Valuation of deferred tax assets. In 2002, we established a full valuation allowance against our deferred tax asset. Effective July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006. The net deferred tax asset balance of $12,282,000 at December 31, 2006 represents the amount that we believe is more-likely-than-not to be realized and the remaining valuation allowance at December 31, 2006 is $6,599,000. We will continue to assess the need for the remaining valuation allowance in future periods. Approximately $31,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $48,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s debt portfolio as of December 31, 2006 is comprised of variable rate debt denominated in U.S. dollars. Changes in interest rates have an impact on the variable portion of the Company’s debt portfolio. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the Company’s consolidated balance sheet. At December 31, 2006, the Company had variable rate debt with a carrying value of $3,762,000. A 100 basis point change in interest rates would have impacted interest expense by $6,000 for the year ended December 31, 2006.

The company has an interest rate swap which effectively converts the rate on a $13,000,000 mortgage, to be incurred in connection with the purchase of a building in 2007, from a floating rate to a fixed rate throughout the duration of the loan. The change in the fair value of the interest swap is included as a component of interest expense. The fair value of the interest rate swap is $506,000 at December 31, 2006, and is included in other liabilities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited the consolidated financial statements of Cybex International, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 30, 2007

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,419	$807
Accounts receivable, net of allowance of $797 and $689	20,296	18,320
Inventories	9,620	9,258
Prepaid expenses and other	4,176	2,707
Deferred tax asset	3,509	—

Total current assets	39,020	31,092
Property, plant and equipment, net	13,055	12,124
Goodwill	11,247	11,247
Deferred tax asset	8,773	—
Other assets	1,282	1,209

	$73,377	$55,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,762	$3,929
Current portion of capital leases	248	481
Accounts payable	5,570	5,918
Accrued expenses	15,379	16,286

Total current liabilities	24,959	26,614
Long-term debt	—	9,730
Capital leases, excluding current portion	82	332
Accrued warranty obligation	791	510
Other liabilities	1,878	2,298

Total liabilities	27,710	39,484

Commitments and contingencies (Notes 11 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,411 and 15,340 shares issued	1,741	1,534
Additional paid-in capital	67,503	57,565
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(20,476)	(40,530)
Accumulated other comprehensive loss	(850)	(130)

Total stockholders’ equity	45,667	16,188

	$73,377	$55,672

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$126,924	$114,646	$103,421
Cost of sales	80,241	73,169	65,640

Gross profit	46,683	41,477	37,781
Selling, general and administrative expenses	36,446	33,496	30,497
Litigation charges	—	4,605	—
Bad debt expense	311	412	403

Total operating expenses	36,757	38,513	30,900

Operating income	9,926	2,964	6,881
Interest income	46	5	14
Interest expense	(1,379)	(2,657)	(3,539)
Interest rate swap charge	(506)	—	—

Income before income taxes	8,087	312	3,356
Income tax (benefit) provision	(11,967)	251	131

Net income	20,054	61	3,225
Preferred stock dividends	—	—	(276)

Net income attributable to common stockholders	$20,054	$61	$2,949

Basic net income per share	$1.22	$.00	$.26

Diluted net income per share	$1.18	$.00	$.24

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	9,077	$907	33	$4,900	$45,852	$(2,251)	$(43,294)	$(96)	$6,018
Conversion of preferred stock to common	3,289	329	(33)	(4,900)	4,571	—	—	—	—
Issuance of common stock	2,430	243	—	—	6,956	—	—	—	7,199
Exercise of warrants/options	470	47	—	—	(40)	—	—	—	7
Dividend paid to related party	—	—	—	—	—	—	(522)	—	(522)
Common stock issued to Directors	37	4	—	—	125	—	—	—	129
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	(270)	(270)
Net income	—	—	—	—	—	—	3,225	—	3,225

Comprehensive income									2,955

Balance, December 31, 2004	15,303	1,530	—	—	57,464	(2,251)	(40,591)	(366)	15,786
Exercise of options	17	2	—	—	23	—	—	—	25
Common stock issued to Directors and management	20	2	—	—	78	—	—	—	80
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	133	133
Change in fair value of hedge	—	—	—	—	—	—	—	103	103
Net income	—	—	—	—	—	—	61	—	61

Comprehensive income									297

Balance, December 31, 2005	15,340	1,534	—	—	57,565	(2,251)	(40,530)	(130)	16,188
Issuance of common stock	1,954	195	—	—	9,414	—	—	—	9,609
Common stock issued to Directors	15	2	—	—	55	—	—	—	57
Exercise of warrants/options	102	10	—	—	173	—	—	—	183
Employee stock compensation	—	—	—	—	157	—	—	—	157
Income tax benefit from exercise of stock options	—	—	—	—	139	—	—	—	139
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	—	—	(617)	(617)
Change in fair value of hedge	—	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	—	—	(20,054)	—	(20,054)

Comprehensive income									19,334

Balance, December 31, 2006	17,411	$1,741	—	$—	$67,503	$(2,251)	$(20,476)	$(850)	$45,667

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$20,054	$61	$3,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,252	3,412	3,704
Amortization of deferred financing costs	296	560	1,021
Deferred income taxes	(12,143)	—	—
Stock-based compensation	211	55	129
Provisions for doubtful accounts	311	412	403
Change in fair value of interest rate swap	506	—	—
Change in fair value of foreign currency contract	162	(72)	—
Litigation reserve charge	—	4,605	—
Changes in operating assets and liabilities:
Accounts receivable	(2,287)	(2,812)	(2,526)
Inventories	(362)	(1,244)	(104)
Prepaid expenses and other	(2,272)	(459)	1,180
Accounts payable, accrued liabilities and other liabilities	(2,516)	2,680	(2,580)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,212	7,198	4,452

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,151)	(4,220)	(2,147)
Proceeds from disposition of building	—	3,488	—
Deposits related to equipment purchases	—	—	(625)

NET CASH USED IN INVESTING ACTIVITIES	(4,151)	(732)	(2,772)

FINANCING ACTIVITIES:
Repayments of term loans	(12,320)	(5,496)	(19,088)
Repayments of revolving loans	(121,973)	(115,225)	(105,710)
Borrowings under revolving loans	124,396	109,121	103,317
Borrowings under term loans	—	4,654	15,000
Deferred financing costs	—	(17)	(303)
Proceeds from issuance of common stock, net of costs	9,609	—	7,199
Proceeds from exercise of stock options and warrants	183	25	7
Tax benefit from employee stock options	139	—	—
Dividends paid to related party	—	—	(522)
Principal payments on capital leases	(483)	(547)	(503)

NET CASH USED IN FINANCING ACTIVITIES	(449)	(7,485)	(603)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	612	(1,019)	1,077
CASH, beginning of year	807	1,826	749

CASH AND CASH EQUIVALENTS, end of year	$1,419	$807	$1,826

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$891	$1,542	$2,349
Cash paid for income taxes	339	223	39
Capital leases	—	304	536
Conversion of preferred stock to common stock	—	—	4,900
Common stock issued to directors earned in previous period	52	77	—

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2006, the Company’s cash equivalents was comprised of a money market account. There were no cash equivalents at December 31, 2005. The carrying value of cash equivalents approximates fair value.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Betterments and improvements are capitalized while repairs and maintenance costs are charged to expense as incurred. Depreciation is recorded using the straight-line method based on estimated useful lives for financial reporting purposes and various prescribed methods for tax purposes. The estimated useful lives for financial reporting purposes are 25 years for buildings and improvements and three to ten years for furniture and equipment.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Internal Use Software Costs

Under the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with software for internal use. Capitalization of qualified costs incurred during the application development stage begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include hardware, software and services and payroll and payroll-related expenses for employees who were directly associated with developing and implementing internal use software primarily associated with the Company’s Enterprise Resource Planning system. Such costs are included within property, plant and equipment and are being amortized over seven years. As of December 31, 2006 and 2005, the net carrying value of internal use software was $1,846,000 and $1,808,000, respectively. In 2005, the Company capitalized $70,000 in payroll and payroll related expenses relating to internal use software. No such costs were capitalized during the years ended December 31, 2006 or 2004.

Impairment of Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets. All long-lived assets are accounted for as entity level assets under SFAS No. 144 because there are no asset groups with identifiable cash flows that are largely independent of the cash flows of other assets. If a write down was necessary, an impairment charge would be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value, as determined based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2006 and 2005.

Goodwill

Goodwill represents the excess of costs over the fair value of the net assets of businesses acquired. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill is not amortized, but instead, is tested annually for impairment, or more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in business climate, unanticipated competition or a loss of key personnel. The Company operates as one reporting unit. To the extent that the carrying amount of the reporting unit exceeds the fair value of the reporting unit, management would be required to perform the second step of the impairment test. Under the second step of the impairment test, management would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets and liabilities (recognized and unrecognized) of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. Management determines the fair value of its reporting unit based on an average of (i) a discounted cash flow analysis; (ii) private sale comparables; and (iii) market capitalization, as adjusted for a control premium. Management determined that goodwill was not impaired at December 31, 2006 and 2005.

Accrued Warranty Obligations

All products are warranted for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and the type of equipment. Warranty expense

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

was $3,323,000, $3,048,000 and $2,512,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The accrued warranty obligation is recorded at the time of product sale based on management estimates, which are developed from historical information and certain assumptions about future events and are subject to change.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
Balance as of January 1	$2,875,000	$2,235,000
Payments made under warranty	(3,001,000)	(2,408,000)
Accrual for product warranties issued	3,323,000	3,048,000

Balance as of December 31	$3,197,000	$2,875,000

Derivatives

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” to account for derivatives.

At December 31, 2006, derivative instruments include an interest rate swap and 13 forward contracts, of which three remain outstanding at December 31, 2006, that hedge the foreign currency exposure of sales made in the UK in British Sterling. The interest rate swap and forward contracts are not considered eligible for hedge accounting in accordance with SFAS No. 133 (see Note 7).

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiary, whose functional currency is its local currency, is translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiary is reflected in accumulated other comprehensive loss within stockholders’ equity.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, capital leases and long-term debt. The carrying values of cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments (including the capital leases) that are outstanding as of December 31, 2006, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

Revenue Recognition

Revenue is recorded when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collection of the relevant receivable is probable. The Company does not offer its customers a right of return, price protection

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

or inventory rotation programs. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expense.

Concentration of Risk, Geographic Segment Data and Enterprise-Wide Disclosures

More than half of the Company’s net sales are through specialty fitness dealers and distributors. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Sales to one customer in 2006, 2005 and 2004 were 15.2%, 15.4% and 15.9% of net sales, respectively. Accounts receivable from that customer was $1,691,000 and $1,732,000 at December 31, 2006 and 2005, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those years.

There was no single geographic area of significant concentration other than the U.S. Sales outside of North America accounted for approximately 27%, 29% and 29% of total net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Long-lived assets located in foreign countries totaled $135,000 and $92,000 at December 31, 2006 and 2005, respectively.

The Company single sources its stepper and Home Arc products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components and electronics, where management believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company’s operations.

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2006	2005	2004
Cardiovascular products	$68.7	$62.3	$48.7
Strength systems	47.0	41.1	43.6
Parts	5.9	5.7	6.3
Freight and other revenue	5.3	5.5	4.8

	$126.9	$114.6	$103.4

Advertising Costs

The Company charges advertising costs to expense as incurred. For the years ended December 31, 2006, 2005 and 2004, advertising expense was $2,150,000, $2,142,000 and $1,556,000, respectively, and is included in selling, general and administrative expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $4,812,000, $3,982,000, and $3,172,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more-likely-than-not that such assets will not be realized.

Net Income per Common Share

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Year Ended December 31,
	2006	2005	2004
Net income attributable to common stockholders	$20,054,000	$61,000	$2,949,000

Shares used in computing basic net income per share	16,397,000	15,122,000	11,359,000
Dilutive effect of options and warrants	656,000	586,000	708,000
Dilutive effect of preferred stock	—	—	288,000

Shares used in computing diluted net income per share	17,053,000	15,708,000	12,355,000

For purposes of presenting diluted net income per share in 2004, the Company assumed the conversion of the convertible preferred stock as of the earliest possible conversion date, which was June 30, 2004.

For the years ended December 31, 2006, 2005 and 2004, options to purchase 30,000, 62,000 and 73,000 shares of common stock at exercise prices of $7.37 and ranging from $3.70 to $4.32, and $3.70 to $11.75 per share, respectively, were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted or modified after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For 2006, the Company recorded stock-based compensation expense of $211,000, consisting of expenses related to stock options issued to employees ($157,000) and restricted stock to be issued to directors ($54,000). This stock-based compensation charge decreased net income by $150,000 and had no effect on basic and diluted net income per share for 2006. Cash received from the exercise of stock options for 2006 totaled $183,000.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. Had the Company adopted SFAS No. 123R during 2005 and 2004, the impact would have been as follows:

	Year Ended December 31,
	2005	2004
Net income attributable to common stockholders:
As reported	$61,000	$2,949,000
Add: Stock-based compensation included in net income	55,000	129,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(358,000)	(246,000)

Pro forma net income (loss) attributable to common stockholders	$(242,000)	$2,832,000

Basic net income (loss) per share:
As reported	$.00	$.26

Pro forma	$(.02)	$.25

Diluted net income (loss) per share:
As reported	$.00	$.24

Pro forma	$(.02)	$.23

The weighted average fair value of each stock option granted during the years ended December 31, 2006 and 2004 was $5.68 and $.81, respectively. No stock options were issued in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31
	2006	2004
Risk free interest rate	4.56%	3.9%
Expected dividend yield	—	—
Expected life	6.25 years	7 years
Expected volatility	89%	50%

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company is in the process of assessing the impact of adopting FIN 48 on its results of operations and financial position. Based on the analysis completed to date, management does not expect FIN 48 to have a material impact on the consolidated financial statements and disclosures.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2005
Raw materials	$5,235,000	$4,989,000
Work in process	2,208,000	2,110,000
Finished goods	2,177,000	2,159,000

	$9,620,000	$9,258,000

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2006	2005
Land, building and improvements	$5,449,000	$5,554,000
Equipment, computers, software and furniture	14,297,000	26,816,000

	19,746,000	32,370,000
Less-accumulated depreciation	(6,691,000)	(20,246,000)

	$13,055,000	$12,124,000

Depreciation expense was $3,205,000, $3,275,000 and $3,567,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5—OTHER ASSETS

Other assets consist of the following:

	December 31,
	2006	2005
Deferred financing costs, net	$136,000	$439,000
Other amortizable intangibles, net	24,000	71,000
Other assets	1,122,000	699,000

	$1,282,000	$1,209,000

Amortization expense of other intangibles was $47,000, $137,000 and $137,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The remaining balance of other amortizable intangibles of $24,000 at December 31, 2006 will be amortized through 2014.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—OTHER ASSETS  (continued)

In connection with the financings described in Note 7, the Company incurred debt issuance costs consisting of brokerage fees, warrants and legal fees, which are included within other assets at December 31, 2006, net of accumulated amortization. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. The unamortized balance of deferred financing costs of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan (see Note 7). Amortization expense related to deferred financing costs was $296,000, $560,000 and $1,021,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2006	2005
Current portion of warranty reserves	$2,406,000	$2,365,000
Self insurance reserves	1,996,000	1,769,000
Litigation reserve and professional fees	4,033,000	6,488,000
Payroll related and other	6,944,000	5,664,000

	$15,379,000	$16,286,000

NOTE 7—LONG-TERM DEBT AND DERIVATIVES

Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005
CIT working capital revolving loan	$3,762,000	$1,339,000
CIT term loan	—	5,069,000
GMAC real estate term loan	—	5,860,000
GMAC equipment credit line	—	1,391,000

	3,762,000	13,659,000
Less—current portion	(3,762,000)	(3,929,000)

	$—	$9,730,000

In July 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement provided for a $13,000,000 term loan, the proceeds of which were used to retire in full the $11,000,000 term loan under a prior financing agreement with Hilco Capital LP (the “Hilco Financing Agreement”), repay a $1,600,000 term loan from CIT and pay financing costs. The unamortized balance of the deferred financing costs under the Hilco Financing Agreement of approximately $340,000 was charged to expense in the third quarter of 2004 upon the repayment of the Hilco loan. The Company prepaid $3,000,000 of

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT AND DERIVATIVES  (continued)

the GMAC term loan in September 2004 with the proceeds from a common stock private placement. On February 1, 2005, the Company entered into an amendment and restatement of the GMAC Credit Agreement that provided for a new equipment credit line pursuant to which the Company received aggregate advances of $1,654,000 to finance equipment and machinery purchases, which advances were represented by a term note. In August 2005, the Company utilized a portion of the proceeds from the sale/leaseback transaction described below to prepay $3,067,000 of the GMAC term loan. The GMAC Credit Agreement was further amended and restated in January 2006 to include a $5,000,000 credit line that was available through December 15, 2006 to finance the purchase of machinery and equipment; no advances were requested or made under this credit line. On June 30, 2006, the outstanding loans under the GMAC Credit Agreement were prepaid in full from the proceeds of the Company’s common stock public offering (see Note 8). In December 2006, the Company entered into a further amendment and restatement of the GMAC Credit Agreement with GMAC (as restated, the “GMAC Amended Credit Agreement”), which provides for a $7,000,000 credit line available through August 31, 2007 to finance the purchase of machinery and equipment. Such advances will mature on January 1, 2012 and will be secured by the Company’s equipment.

The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2005, the Company entered into an amendment to the CIT Amended Financing Agreement which increased the then outstanding term loan from $3,250,000 to $6,250,000. On May 22, 2006, the CIT term loan was prepaid in full from the proceeds from the Company’s common stock public offering (see Note 8). On June 30, 2006, the CIT Amended Financing Agreement was further amended to, among other things, extend the working capital revolving loan availability through June 30, 2009. In October 2006, the CIT Amended Financing Agreement was again amended to, among other things, permit the capital expenditures and the mortgage financing to be incurred in connection with the Company’s new facility in Owatonna, Minnesota (described below). The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment.

At December 31, 2006, there was $3,762,000 in working capital loans outstanding. Availability under the revolving loan fluctuates daily. At December 31, 2006, there was $8,048,000 in unused availability under the working capital revolving loan.

The CIT working capital revolving loan bears interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid (8% at December 31, 2006) (prior to June 30, 2006, LIBOR plus 2.50% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid). The CIT term loan bore interest at the prime rate plus 3%, with a minimum of 7% (prior to July 13, 2004, a $3,000,000 CIT term loan bore interest at the prime rate plus 5% with a minimum rate of 10%). The GMAC term loans bore interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% (prior to September 1, 2004, LIBOR plus 5% or the prime rate plus 2%) and the advances under the equipment line bear interest at LIBOR plus 3.25% or the prime rate plus 1%. The prime rate was 8.25% and LIBOR was 5.3% at December 31, 2006. The Hilco loan bore interest at the prime rate plus 11.5%, with a minimum of 15.5%.

The average outstanding working capital loan balance during 2006, 2005, and 2004 was approximately $623,000, $2,211,000, and $7,658,000, respectively, and the weighted average interest rate was 7.71%, 5.94% and 4.0%, respectively. Interest expense on the working capital loan was $106,000, $188,000, and $395,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Interest expense on the CIT term loans was $216,000, $453,000 and $319,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense on the GMAC term loans was $309,000, $688,000, and $333,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT AND DERIVATIVES  (continued)

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of December 31, 2006. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

At December 31, 2006, long-term debt maturities are as follows:

2007	$3,762,000
2008	—
2009	—
2010	—
2011	—

3,762,000
Less current portion of long-term debt	(3,762,000)

$—

In August 2005, the Company sold its manufacturing, warehouse and office facility located in Owatonna, Minnesota for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate. Due to the option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction and payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, which is being amortized over 21 months. At December 31, 2006 and December 31, 2005, $438,000 and $177,000, respectively, of the deferred gain was included in accrued expenses and $0 and $634,000, respectively, was included in other long-term liabilities.

In August 2006, Cybex entered into an Industrial Building Lease (Build to Suit/Triple Net) (the “Lease”). Pursuant to the Lease, the lessor has agreed to construct to the Company’s specifications an approximate 340,000 square feet manufacturing, office and warehouse facility in Owatonna, Minnesota (the “Owatonna Premises”). Simultaneously with entering into the Lease, Cybex exercised its option under the Lease to acquire the Owatonna Premises for a purchase price of $14,275,000, subject to adjustment. The closing of the purchase and sale of the Owatonna Premises is subject to standard conditions and will occur upon substantial completion of the improvements, scheduled for June 1, 2007, subject to extension. The lease of the existing Owatonna facility will terminate in conjunction with a relocation to this new facility.

In October 2006, the Company entered into a Loan Agreement (the “Citizens Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”), pursuant to which Citizens has agreed to advance to the Company $13,000,000 under a mortgage loan to finance the acquisition of the Owatonna Premises. This loan, which is subject to standard conditions, will be advanced simultaneously with the Company’s acquisition of the

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT AND DERIVATIVES  (continued)

Owatonna Premises. The Citizen’s mortgage loan will be secured by a lien on the Owatonna Premises and, pending disbursement of the mortgage loan, the Company has agreed not to incur or permit any liens on its Medway, Massachusetts property. While the mortgage loan will bear interest at a floating rate equal to LIBOR plus 1.20% per annum, the Company has entered into a related interest rate swap agreement with Citizens which locks in an interest rate of 6.95% per annum through July 2014.

UM Holdings, Ltd. (“UM”) provided the collateral to support a $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 12), which was replaced during the second quarter of 2005 by a letter of credit issued under the CIT Amended Financing Agreement. This letter of credit was returned and cancelled after the payment of a portion of the Kirila judgment in November 2006. A $2,888,025 letter of credit has also been issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Colassi v. Cybex International, Inc. (see Note 12). Letters of credit outstanding under the CIT Amended Financing Agreement reduce availability under the revolving loan facility.

Derivatives

On September 8, 2004, the Company entered into two interest rate caps with a financial intermediary to lock in one-month LIBOR at a maximum of 3% for the two-year period ended September 8, 2006 related to the Company’s GMAC term debt facility and CIT working capital revolving loan credit facility. The cost of the interest rate caps was approximately $97,000. On May 31, 2006, the Company terminated its agreement with the financial intermediary and received proceeds of $79,000. The interest rate caps were accounted for as cash flow hedges and the cost of the interest rate caps was being amortized on a straight-line basis over two years, which approximated the period during which the individual caplets related to each forecasted interest payment were to expire. Changes in the fair value of the interest rate caps were recorded within accumulated other comprehensive loss. For 2006 and 2005, the change in the fair value of the interest rate caps was a decrease of $24,000 and an increase of $103,000, respectively.

On February 28, 2005, the Company entered into a series of 13 forward contracts with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid the Company $265,000 each month. In February 2006, the Company entered into a series of 12 monthly forward contracts, that began on April 1, 2006, whereby the Company pays a bank 150,000 British Sterling and the bank pays the Company $265,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company UK’s sales are in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transactions are not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of the hedge resulted in a loss of $162,000 and a gain of $72,000 for the years ended December 31, 2006 and 2005, respectively.

On June 29, 2006, the Company entered into an interest rate swap agreement with Citizens to hedge a LIBOR based loan that will be initiated on July 1, 2007. The notional amount of the swap amortizes based on the same amortization schedule as the related Owatonna facility mortgage debt and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the mortgage. The swap effectively converts the rate from a floating rate based on LIBOR to a 6.95% fixed rate throughout the duration of the loan. The swap and interest payments on the debt will settle monthly. The mortgage debt and the swap both expire on June 30, 2014. There was no initial cost of the interest rate swap. The change in the fair value of the interest rate swap is included as the component of interest expense. During the year ended December 31, 2006, the Company recorded $506,000 of expense related to this interest rate swap (see Note 14). The fair value of the interest rate swap is included in other liabilities at December 31, 2006.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board has the ability to issue, without approval by the common stockholders, up to 500,000 additional shares of preferred stock having rights and preferences as the Board may determine in its sole discretion.

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

At December 31, 2006, there are 1,867,990 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants

On November 27, 2006, a warrant holder exercised in full its warrant to purchase 11,250 shares of the common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued 11,074 shares of its common stock to the warrant holder. This warrant was issued in connection with the 2004 private placement.

On October 24, 2006, a warrant holder exercised in full its warrant to purchase 400 shares of the common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued 394 shares of its common stock to the warrant holder. This warrant was issued in connection with the 2004 private placement.

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

At December 31, 2006, warrants to purchase 189,640 and 13,350 shares of common stock at $.10 per share are outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of accumulated other comprehensive loss at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Cumulative translation adjustment	$(850)	$(233)
Fair value of hedge	—	103

Total	$(850)	$(130)

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

A summary of the status of the Company’s stock option plans as of December 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2006	766,100	$1.87
Granted	30,000	7.37
Exercised	(90,850)	2.02
Forfeited	(10,250)	1.30

Outstanding at December 31, 2006	695,000	$2.09	5.84	$2,715,000

Options exercisable at December 31, 2006	482,000	$2.07	5.15	$1,894,000

Options vested and expected to vest at December 31, 2006	686,000	$2.07	5.81	$2,694,000

The intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $360,000, $37,000, and $7,000, respectively. A registration statement has been filed for the Omnibus Plan and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options.

As of December 31, 2006, there was $204,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.3 years.

The options generally vest over a three to five year period (with some subject to cliff vesting). At December 31, 2006, there are 970,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY  (continued)

Information with respect to options outstanding under the Company’s plans as of December 31, 2006 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.22—$1.51	426,000	$1.27	6.74	248,000	$1.31
1.70—1.90	90,000	1.75	4.84	90,000	1.75
3.00—3.70	115,000	3.43	3.18	110,000	3.42
4.06—4.31	34,000	4.08	2.72	34,000	4.08
7.37	30,000	7.37	9.84	—	—

	695,000	2.09	5.84	482,000	2.07

Stock Retainer Plan for Nonemployee Directors

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense being recognized based on the fair market value of such shares. At December 31, 2006, there are 41,942 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $54,000, $55,000 and $129,000 for the years ended December 31, 2006, 2005 and 2004, respectively, related to the 2002 Plan. In January 2007, the Company issued 7,509 shares of common stock to the directors, which had a fair value of $47,000, related to directors fees earned in 2006, which were included in accrued expenses at December 31, 2006. During the quarter ended April 1, 2006, the Company issued 14,344 shares of common stock to the directors, which had a fair value of $52,000, related to directors fees earned in 2005, which were included in accrued expenses at December 31, 2005.

NOTE 9—INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
Domestic	$7,952,000	$1,139,000	$4,023,000
Foreign	135,000	(827,000)	(667,000)

	$8,087,000	$312,000	$3,356,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES  (continued)

The income tax (benefit) provision consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current :
Federal	$80,000	$136,000	$66,000
State	96,000	115,000	65,000

	176,000	251,000	131,000

Deferred:
Federal	(10,508,000)	—	—
State	(1,635,000)	—	—

	(12,143,000)	—	—

	$(11,967,000)	$251,000	$131,000

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2006	2005	2004
Tax at statutory rate	$2,750,000	$106,000	$1,141,000
Federal alternative minimum tax	—	136,000	66,000
Impact of foreign taxes	(5,000)	33,000	27,000
State income taxes, net	426,000	179,000	274,000
Other permanent differences, primarily meals and entertainment and stock option expense	223,000	44,000	52,000
Change in valuation allowance	(15,361,000)	(247,000)	(1,429,000)

	$(11,967,000)	$251,000	$131,000

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2006	2005
Deferred tax assets (liabilities):
Net operating and credit loss carryforwards	$10,600,000	$12,254,000
Warranty reserves	1,248,000	1,129,000
Other accruals and reserves	3,273,000	4,912,000
Bad debt and lease loss reserves	539,000	463,000
Goodwill	3,269,000	3,788,000
Other, net	1,050,000	171,000

Total deferred tax assets	19,979,000	22,717,000
Valuation allowance	(6,599,000)	(21,960,000)
Depreciation	(1,098,000)	(757,000)

	$12,282,000	$—

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES  (continued)

At December 31, 2006, the Company had U.S. federal net operating loss carryforwards, which are scheduled to expire as follows:

2012	$1,561,000
2019	3,637,000
2020	6,481,000
2021	5,528,000
2022 and thereafter	6,270,000

$23,477,000

In addition, the Company has foreign net operating loss carryforwards of $2,568,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $540,000, which do not expire, a federal research and development tax credit carryforward of $129,000, which expires in 2008 and various net operating loss carryforwards for state tax purposes.

In 2002, the Company established a full valuation allowance against its net deferred tax assets. As of July 1, 2006, management reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $15,361,000 in 2006 (including $14,421,000 effective July 1, 2006). Since July 1, 2006, an income tax provision of approximately 41% of income before taxes was recorded, totaling $2,329,000.

Approximately $31,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $48,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily book versus tax differences related to various accruals.

The net deferred tax asset balance of $12,282,000 at December 31, 2006 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at December 31, 2006 is $6,599,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

NOTE 10—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2006, 2005 and 2004, the Company paid $451,000, $291,000 and $342,000, respectively, to a law firm of which one of the directors of the Company is a member.

The Company’s Chairman, who is a principal stockholder of the Company, has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. He received salaries of $425,000, $390,000 and $368,000 for 2006, 2005 and 2004, respectively.

From February 2002 to December 31, 2005, the Company’s Chief Financial Officer was employed by and provided services to the Company through a services agreement with UM Holdings Ltd, (UM), a principal stockholder of the Company. Expenses related to these services totaled $216,000 and $192,000 for 2005 and 2004, respectively. UM’s general counsel served as general counsel for the Company from September 2003 to February 2005 through a services agreement with UM. Expenses related to these services totaled $30,000 and $120,000 for 2005 and 2004, respectively. UM provides certain office support services for which the Company reimbursed UM at the rate of $78,000, $28,500 and $11,000 during 2006, 2005 and 2004, respectively. The total amount owed to UM for these services was $7,000 and $24,000 at December 31, 2006 and 2005, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—RELATED PARTY TRANSACTIONS  (continued)

During 2004, UM agreed to pay Cybex $250,000, representing the full cost of a sports stadium luxury box rented by Cybex, in return for use of the box.

On August 2, 2004, UM exercised its right, in accordance with the terms of the preferred stock, to convert the outstanding shares of preferred stock held by it into 3,288,600 shares of common stock. The preferred stock accrued cumulative dividends at the rate of $14.90, or 10% of the issuance price, per share per year when and if declared by the Board of Directors. The Company paid to UM accrued dividends of $522,000 and interest of $353,000 at the time of conversion of the preferred stock into common stock.

UM provided the collateral to support a $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 12). This letter of credit was replaced during the second quarter of 2005 by a letter of credit issued under the CIT Amended Financing Agreement. A fee of $39,000 and $88,000 was paid to UM in 2005 and 2004, respectively, for the use of this collateral.

NOTE 11—COMMERCIAL LEASING

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guaranty or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At December 31, 2006, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,638,000. A reserve for estimated losses under recourse provisions of $585,000 and $289,000 has been recorded based on historical and industry experience and is included in accrued expenses at December 31, 2006 and 2005, respectively.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has recorded a net liability of $70,000 and $74,000 at December 31, 2006 and 2005, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2010 for equipment and property under noncancelable operating and capital leases. Future minimum payments under these leases at December 31, 2006 are as follows:

	Operating	Capital
2007	$931,000	$267,000
2008	281,000	66,000
2009	148,000	22,000
2010	14,000	—

	1,374,000	355,000
Less: amount representing interest	—	(25,000)

	$1,374,000	330,000

Less: current portion		248,000

		$82,000

Rent expense under all operating leases for the years ended December 31, 2006, 2005 and 2004 was $1,131,000, $622,000 and $366,000, respectively. Interest expense related to capital leases was $52,000, $85,000 and $95,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Assets subject to capital leases had a cost of $1,514,000 and $1,517,000 and accumulated depreciation of $746,000 and $522,000 at December 31, 2006 and 2005, respectively.

Royalty Agreement

In connection with the settlement of a license dispute, the Company is required to make minimum royalty payments through November 2012. Future minimum payments included in accrued expenses (current portion) and other liabilities (long-term portion) under this arrangement are as follows at December 31, 2006:

2007	$390,000
2008	360,000
2009	360,000
2010	360,000
2011	360,000
Thereafter	330,000

2,160,000
Amount representing interest	(541,000)

$1,619,000

Interest expense related to this obligation was $172,000, $190,000 and $206,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Purchase Obligations

The Company is required to make purchases of goods and services that are legally binding of $14,556,000 in 2007 and $1,827,000 in 2008.

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

The Company is also involved in certain legal actions and claims arising in the ordinary course of business. At December 31, 2006, an aggregate reserve of $3,736,000 is included in accrued expenses for estimated losses to be incurred related to those matters for which it is probable that a loss has been incurred. The ultimate resolution of these matters could be material to the Company’s financial position, results of operations and cash flows; however, management believes that the recorded reserve is adequate.

Litigation

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company's wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs include companies that sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company that leased to Trotter a plant located in Sharpsville, Pennsylvania. The complaint made numerous allegations, including wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, fraud and breach of the asset purchase agreement. A jury verdict was rendered in this litigation in February 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owed certain incentive compensation payments and rent, plus interest. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty for $48,750 on the claims related to lease issues. Such amount represented the approximate $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002. In March 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. Cybex filed an appeal of this judgment. In January 2006, the Superior Court of Pennsylvania affirmed the judgment, and both Cybex and the plaintiffs filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On June 7, 2006, the Pennsylvania Supreme Court denied the respective Petitions for Allowance of Appeal of the Company and the plaintiffs. The Company determined not to further pursue its appeals, and in November 2006, it satisfied a portion of the judgment, which, with interest and costs, amounted to approximately $2,800,000. The plaintiffs asserted that additional attorneys’ fees were payable by the Company and the Court, on December 29, 2006, ordered that $523,000 be added to the judgment representing additional fees and costs. The amended judgment was paid in January 2007, and the matter is now concluded.

Colassi v. Cybex International, Inc.

This action was filed in the United States District Court for the District of Massachusetts. The plaintiff alleged that certain of the Company's treadmill products infringed a patent allegedly owned by the plaintiff. The

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES  (continued)

plaintiff sought injunctive relief and monetary damages. The Company filed an answer to the complaint denying the material allegations of the complaint and asserting counterclaims. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded damages which with interest equaled approximately $2,800,000 at December 31, 2006. A six-month stay of a permanent injunction against sale of these treadmill products was entered in September 2005, and the Company has implemented a redesign of its deck system. The Company has filed an appeal of the judgment entered by the trial court on the jury verdict, which required that Cybex post a letter of credit for $2,888,025 (see Note 7). The Court of Appeals in February 2007, denied the Company’s appeal, and the Company has moved for a rehearing. In November 2006 the plaintiff filed with the trial court a motion to enter a substitute judgment in an attempt to substitute plaintiff’s reissued patent for the patent that was at issue at trial. In December 2006, the trial court denied this motion and in January 2007, the plaintiff appealed this decision. The Company’s and the plaintiff’s respective appeals remain pending.

Free Motion Fitness v. Cybex International, Inc.

In December 2001, Free Motion Fitness (f.k.a. Ground Zero Design Corporation) filed in the United States District Court for the District of Utah an action for patent infringement against the Company alleging that the Company’s FT360 Functional Trainer infringed the plaintiff’s patent. The Company filed an answer denying the material allegations of the complaint and including claims which management believes could invalidate the Free Motion Fitness patent; the Company also filed a counterclaim against Free Motion Fitness seeking damages. In September 2003, this case was combined with a separate matter also in the United States District Court, District of Utah in which Free Motion Fitness had sued the Nautilus Group for infringement of the same patent at issue in the Cybex case. In May 2004, the Court ruled in favor of the Company’s motion for summary judgment, dismissing all of the claims of the plaintiff against the Company and Nautilus and also dismissing the Company’s counterclaims against the plaintiff. The plaintiff appealed the grant of summary judgment and in September 2005, the Court of Appeals for the Federal Circuit reversed the lower court ruling, with the result that this case was returned to the trial court level. In January 2007, the parties entered into a settlement agreement pursuant to which, among other things, Cybex received a license of certain Free Motion patents and paid an upfront license fee and the litigation was dismissed with prejudice.

Other Litigation and Contingencies

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Employment Agreements

The Company has entered into employment agreements with its executive officers. Under these agreements, the employment may be terminated with or without cause at any time. In the event that the Company terminates the officer’s employment other than “for cause” the Company is obligated to continue normal salary payments for periods generally varying from one to two years. The employment agreements generally provide that upon a change of control, as defined, the officer may in certain events resign and receive the severance which would have been payable upon a non-cause termination. The maximum aggregate exposure under these agreements is $3,475,000 as of December 31, 2006.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company currently matches 50% of the first 4% of the employee’s eligible compensation contributions. Matching contributions by the Company to the plan were $307,000 and $288,000 for the years ended December 31, 2006 and 2005, respectively. No matching contributions were made during 2004. Additionally, the Company may make discretionary contributions to the plan. No discretionary contributions were made for the years ended December 31, 2006, 2005 or 2004.

NOTE 14—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	2006 Quarter Ended
	April 1	July 1		September 30	December 31
				(As Restated) (a)
Sales	$28,912,000	$29,951,000		$29,849,000	$38,212,000
Gross profit	10,551,000	10,861,000		10,580,000	14,691,000
Net income	668,000	16,107,000	(b)	503,000	2,776,000
Basic net income per share(d)	.04	1.00	(b)	.03	.16
Diluted net income per share(d)	.04	.96	(b)	.03	.16

	2005 Quarter Ended
	March 26	June 25	September 24		December 31
Sales	$24,759,000	$27,197,000	$26,690,000		$36,000,000
Gross profit	8,855,000	9,651,000	9,547,000		13,424,000
Net income	119,000	1,038,000	(3,535,000	)(c)	2,439,000	(b)
Basic net income (loss) per share(d)	.01	.07	(.23	)(c)	.16	(b)
Diluted net income (loss) per share(d)	.01	.07	(.23	)(c)	.16	(b)

(a)	Net income, basic net income per share and diluted net income per share for the quarter ended September 30, 2006 have been restated for the effects of accounting for the interest rate swap with Citizens under SFAS No. 133, as amended (see Note 7). The interest rate swap does not qualify for hedge accounting and, therefore, changes in fair value are recorded as a component of interest expense. The impact of the adjustment was to increase reported interest expense by $506,000, thereby decreasing reported net income by $314,000 (net of tax) and decreasing reported basic and diluted net income per share by $.02.
(b)	Includes a benefit of $14,421,000 ($.86 per share) resulting from a reduction in the valuation allowance for deferred income taxes.
(c)	Includes a third quarter charge of $4,101,000 ($.27 per share) and fourth quarter charge of $504,000 ($.03 per share) relating primarily to the Colassi and Kirila litigation matters (see Note 12).
(d)	The sum of the quarterly net income (loss) per share amounts do not equal the amount for the full year due to the use of weighted average shares for each period.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
For the year ended December 31, 2006
Allowance for doubtful accounts	$689,000	$311,000	$203,000	$797,000

For the year ended December 31, 2005
Allowance for doubtful accounts	$887,000	$412,000	$610,000	$689,000

For the year ended December 31, 2004
Allowance for doubtful accounts	$982,000	$403,000	$498,000	$887,000

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In December 2006, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with GMAC Commercial Finance LLC (“GMAC”). The Amended Credit Agreement amends the Second Amended and Restated Credit Agreement with GMAC dated as of January 31, 2006 (the “Original Agreement”) by creating a new $7 million credit line availability. Subject to the terms and conditions of the Amended Credit Agreement, Cybex may, from time-to-time during the period from the date of the Amended Credit Agreement to August 31, 2007, borrow pursuant to the credit line up to $7 million to finance the purchase of equipment and machinery. Such advances will mature on January 1, 2012, and will be secured by Cybex’s equipment. Each advance under the new credit line will be retired by equal monthly installments of principal, with any remaining unpaid principal due and payable on the maturity date. All other terms of the Original Agreement remain materially the same.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections captioned “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement and the information set forth in this Form 10-K in Part II, Item 5(d) under the caption “Equity Compensation Plan Information” is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Audit Committee Matters—Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as a part of this report:

Financial Statements

(a)		Consolidated Financial Statements and Financial Statement Schedule of the Company are set forth on Page F-1, Part II, Item 8 hereof and are incorporated by reference herein.
Exhibits

	1	Form of Underwriting Agreement, incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form S-1 filed May 15, 2006.

	3(a)(1)	Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

	3(a)(4)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	3(a)(5)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (the “June 2003 10-Q”).

	3(a)(6)	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 4, 2005, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2005 (the “June 2005 10-Q”).

	3(b)	By-Laws of the Company, as amended, incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987.

	4(a)	Common Stock Purchase Warrant to purchase 189,640 shares of Common Stock, issued to Hilco Capital LP, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (the “September 2003 10-Q”).

	4(b)	Form of Warrant to Purchase Common Stock issued to Oppenheimer & Co. and affiliates, each dated August 5, 2004, for an aggregate of 25,000 shares, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the “September 2004 10-Q”).

	10(a)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).*

	10(b)	2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2005.*

10(c)(1)	2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10(k) to the 2001 10-K.*

10(c)(2)	Amendment to 2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005.*

10(d)	Employment Agreement dated April 8, 2003, between the Company and John Aglialoro, incorporated by reference to Exhibit 10.4 to the June 2003 10-Q.*

10(e)(1)	Financing Agreement, dated July 16, 2003, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the September 2003 10-Q.

10(e)(2)	First Amendment to Financing Agreement, dated as of May 4, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.

10(e)(3)	Second Amendment to Financing Agreement, dated as of July 13, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the September 2004 10-Q.

10(e)(4)	Third Amendment to Financing Agreement and Consent, dated as of September 30, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the June 2005 10-Q.

10(e)(5)	Fourth Amendment to Financing Agreement and Waiver, dated as of May 27, 2005, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.3 to the June 2005 10-Q.

10(e)(6)	Sixth Amendment to Financing Agreement, dated as of June 30, 2006, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.

10(e)(7)

Seventh Amendment to Financing Agreement, dated as of October 17, 2006, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 2006 10-Q”).

10(f)	Warrantholders Rights Agreement, dated as of July 16, 2003, among the Company, certain stockholders of the Company and Hilco Capital LP, incorporated by reference to Exhibit 10.7 to the September 2003 10-Q.

10(h)(1)	Second Amended and Restated Credit Agreement, dated January 31, 2006, between the Company and GMAC Commercial Finance, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2006.

10(h)(2)	Third Amended and Restated Credit Agreement, dated December 2006, between the Company and GMAC Commercial Finance, LLC (Filed herewith).

10(i)	Amended and Restated Management Employment Agreement, dated as of January 1, 2006, between the Company and Ray Giannelli, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2006 (the “February 22, 2006 Form 8-K”).*

10(j)	Management Employment Agreement dated February 22, 2006, between the Company and Arthur W. Hicks, Jr., incorporated by reference to Exhibit 10.3 to the February 22, 2006 Form 8-K.*

10(k)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.4 to the September 2004 10-Q.*

10(l)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.5 to the September 2004 10-Q.*

10(m)	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2007 (the “February 22, 2007 Form 8-K).*

10(n)	Form of Notification of Participation in the 2007 Management Incentive Compensation Bonus Program (Executive Officers), incorporated by reference to Exhibit 10.2 to the February 22, 2007 Form 8-K.*

10(o)	Form of Notification of Participation in the 2007 Management Incentive Compensation Bonus Program (Non-Executive Officers/Director Level), incorporated by reference to Exhibit 10.3 to the February 22, 2007 Form 8-K.*

10(p)	Form of Notification of Participation in the 2007 Management Incentive Compensation Bonus Program (Non-Executive Officers/Vice President Level), incorporated by reference to Exhibit 10.4 to the February 22, 2007 Form 8-K.*

10(q)	Purchase and Sale Agreement, dated as of July 25, 2005, between the Company and Doug Hughes Properties, LLC, incorporated by reference to the Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 24, 2005 (the “September 2005 10-Q”).

10(r)(1)	Lease for Commercial Land and Building, dated July 25, 2005, between the Company and Doug Hughes Properties, LLC, incorporated by reference to Exhibit 10.2 to the September 2005 10-Q.

10(r)(2)	Amendment to Lease for Commercial Land and Building, dated December 23, 2005 between the Company and Doug Hughes Properties, LLC, incorporated by reference to Exhibit 10(u)(2) to the Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

10(s)	Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 1994.

10(t)(1)	Manufacturing and Distribution License Agreement, dated May 30, 2005, among Impulse Technology, Ltd., the Company and Trazer Technologies, Inc., incorporated by reference to Exhibit 10.4 to the June 2005 10-Q.

10(t)(2)	Amendment to Manufacturing and Distribution License Agreement, dated December 22, 2005, among Impulse Technology, Ltd., the Company and Trazer Technologies, Inc., incorporated by reference to Exhibit 10(v)(2) to the 2005 10-K.

10(u)	Fulfillment Agreement, dated as of March 20, 2007, between the Company and eNOVA Group Limited Liability Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2007.

10(v)	Industrial Building Lease, dated August 22, 2006, between the Company and First Industrial Development Services, Inc., incorporated by reference to Exhibit 10.1 to the September 2006 10-Q.

10(w)	Agreement of Purchase and Sale, dated August 22, 2006, between the Company and First Industrial Development Services, Inc., incorporated by reference to Exhibit 10.2 to the September 2006 10-Q.

10(x)	Tri-Party Agreement, dated August 22, 2006, among the Company, First Industrial Development Services, Inc. and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.3 to the September 2006 10-Q.

10(y)	Business Subsidy Agreement, dated August 22, 2006, between the Company and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.4 to the September 2006 10-Q.

10(z)	Loan Agreement, dated as of October 17, 2006, between the Company and Citizens Bank of Massachusetts, incorporated by reference to Exhibit 10.5 to the September 2006 10-Q.

10(aa)	Office Services Agreement, dated as of January 1, 2006, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 4, 2006.

10(bb)	Management Employment Agreement between the Company and Edward Kurzontkowski (Filed herewith).*

10(cc)	Management Employment Agreement between the Company and Ed Pryts (Filed herewith).*

10(dd)	Management Employment Agreement between the Company and John Young (Filed herewith).*

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Independent Registered Public Accounting Firm—KPMG LLP (Filed herewith).

31(a)	Certification of Chief Executive Officer (Filed herewith).

31(b)	Certification of Chief Operating and Chief Financial Officer (Filed herewith).

32(a)	Certification of Chief Executive Officer pursuant to Section 1350 (Furnished herewith).

32(b)	Certification of Chief Operating and Chief Financial Officer pursuant to Section 1350 (Furnished herewith).

*	Executive compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC. (Registrant)

By:	/s/ JOHN AGLIALORO
John Aglialoro
Chairman

March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	March 30, 2007

/s/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director, Chief Operating Officer and Chief Financial Officer (principal financial officer)	March 30, 2007

/s/ JAMES M. AHEARN James M. Ahearn	Treasurer (principal accounting officer)	March 30, 2007

/s/ JAMES H. CARLL James H. Carll	Director	March 30, 2007

/s/ JOAN CARTER Joan Carter	Director	March 30, 2007

/s/ JERRY LEE Jerry Lee	Director	March 30, 2007

/s/ MILTON LEONTIADES, PH.D. Milton Leontiades, Ph.D.	Director	March 30, 2007

/s/ JOHN MCCARTHY John McCarthy	Director	March 30, 2007

/s/ HARVEY MORGAN Harvey Morgan	Director	March 30, 2007