Form 10-Q
period 2007-03-31
CYBEX INTERNATIONAL INC
filed 2007-05-07
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

(508) 533-4300

(Registrant's telephone number, including area code)

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

On May 4, 2007, the Registrant had outstanding 17,315,152 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$34,676	$28,912

Cost of sales	21,782	18,361

Gross profit	12,894	10,551

Selling, general and administrative expenses	10,796	9,262

Operating income	2,098	1,289

Interest expense, net	210	559

Income before income taxes	1,888	730
Income tax expense	784	63

Net income	$1,104	$667

Basic and diluted net income per share	$0.06	$0.04

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2007	December 31, 2006

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$801	$1,419
Accounts receivable, net of allowance of $824 and $797	17,919	20,296
Inventories	12,241	9,620
Prepaid expenses and other	3,106	4,176
Deferred tax asset	3,509	3,509

Total current assets	37,576	39,020
Property, plant and equipment, net	15,830	13,055
Goodwill	11,247	11,247
Deferred tax asset	8,158	8,773
Other assets	1,225	1,282

	$74,036	$73,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of debt	$2,972	$3,762
Current portion of capital leases	183	248
Accounts payable	6,208	5,570
Accrued expenses	14,711	15,379

Total current liabilities	24,074	24,959
Capital leases, excluding current portion	68	82
Other liabilities	3,114	2,669

Total liabilities	27,256	27,710

Commitments (Notes 3 and 9)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,454 and 17,411 shares issued	1,745	1,741
Additional paid-in capital	67,685	67,503
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(19,372)	(20,476)
Accumulated other comprehensive loss	(1,027)	(850)

Total stockholders’ equity	46,780	45,667

	$74,036	$73,377

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

OPERATING ACTIVITIES:
Net income	$1,104	$667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	778	829
Amortization of deferred financing costs	14	134
Deferred income taxes	615	—
Stock-based compensation	41	29
Provision for doubtful accounts	92	75
Change in fair value of interest rate swap	47	—
Change in fair value of foreign currency contract	28	53
Changes in operating assets and liabilities:
Accounts receivable	2,292	3,722
Inventories	(2,617)	(219)
Prepaid expenses and other	1,004	(953)
Accounts payable, accrued liabilities and other liabilities	403	(1,155)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,801	3,182

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,580)	(250)

NET CASH USED IN INVESTING ACTIVITIES	(3,580)	(250)

FINANCING ACTIVITIES:
Repayments of term loans	—	(577)
Repayments of revolving loans	(36,903)	(31,271)
Borrowings under revolving loans	36,113	29,932
Proceeds from exercise of stock options	30	90
Principal payments on capital leases	(79)	(128)

NET CASH USED IN FINANCING ACTIVITIES	(839)	(1,954)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(618)	978
CASH and cash equivalents, beginning of period	1,419	807

CASH and cash equivalents, end of period	$801	$1,785

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$138	$322
Cash paid for income taxes	22	202
Common stock issued to directors earned in previous period (Note 4)	47	52

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2006, its Current Reports on Form 8-K, and its proxy statement dated April 10, 2007.

NOTE 2 — CONSOLIDATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 16.7% and 16.9% of consolidated net sales for the three months ended March 31, 2007 and April 1, 2006, respectively. Accounts receivable from this customer was $2,351,000 and $1,691,000 at March 31, 2007 and December 31, 2006, respectively.

Sales outside of North America accounted for 26% and 30% of consolidated net sales for the three months ended March 31, 2007 and April 1, 2006, respectively. No single country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 3 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," in situations when collection of the lease payments is not probable. At March 31, 2007, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,663,000. A reserve for estimated losses under recourse provisions of $680,000 and $585,000 has been recorded based on historical and industry experience and is included in accrued expenses at March 31, 2007 and December 31, 2006, respectively.

FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The initial recognition and measurement provisions of this interpretation was applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has recorded a net liability of $66,000 and $70,000 at March 31, 2007 and December 31, 2006, respectively, in accordance with FIN 45 for the estimated fair value of the Company's guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

The following table sets forth the change in the liability for product warranties during the three months ended March 31, 2007.

Balance as of January 1, 2007	$3,197,000
Payments made under warranty	(946,000)
Accrual for product warranties issued	1,120,000

Balance as of March 31, 2007	$3,371,000

NOTE 4 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted or modified after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three months ended March 31, 2007, the Company recorded stock-based compensation expense of $41,000, consisting of expenses related to stock options ($21,000) and stock to be issued to directors ($20,000). For the three months ended April 1, 2006, the Company recorded stock-based compensation expense of $29,000, consisting of expenses related to stock options ($16,000) and stock to be issued to directors ($13,000). These stock based compensation charges decreased net income by $24,000 and $17,000 and basic net income per share by $.01 and $.01 for the three month periods ended March 31, 2007 and April 1, 2006, respectively; these stock based compensation charges had no effect on diluted net income per share for these periods. Cash received from the exercise of incentive stock options for the three month periods ended March 31, 2007 and April 1, 2006 totaled $30,000 and $90,000, respectively.

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

A summary of the status of the Company’s stock option plans as of March 31, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2007	695,000	$2.09
Exercised	(21,250)	1.41
Forfeited	(1,250)	1.22

Outstanding at March 31, 2007	672,500	2.12	5.57	$2,161,000

Options exercisable at March 31, 2007	546,625	$1.96	5.15	$1,841,000

Options vested and expected to vest at March 31, 2007	667,255	$2.09	5.55	$2,159,000

The intrinsic value of options exercised for the three months ended March 31, 2007 and April 1, 2006 was $85,000 and $118,000, respectively. A registration statement has been filed for the Omnibus Plan and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options.

As of March 31, 2007, there was $183,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.2 years.

The options generally vest over a three to five year period (with some subject to cliff vesting). At March 31, 2007, there are 970,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At March 31, 2007, there are 34,431 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $20,000 for the quarter ended March 31, 2007 for common stock to be issued to the directors for 2007 services, which is included in accrued expenses at March 31, 2007 and will be issued in 2008. During the quarter ended March 31, 2007, the Company issued 7,511 shares of common stock to the directors, which had a fair value of $47,000, related to director’s fees earned in 2006, which were included in accrued expenses at December 31, 2006. The Company recorded stock-based compensation expense of $13,000 for the quarter ended April 1, 2006 for common stock issuable to the directors for 2006 services, which was included in accrued expenses at April 1, 2006 and was issued in 2007. During the quarter ended April 1, 2006, the Company issued 14,344 shares of common stock to the directors, which had a fair value of $52,000, related to director’s fees earned in 2005, which were included in accrued expenses at December 31, 2005.

NOTE 5 — INVENTORIES

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$6,415,000	$5,232,000
Work in process	2,260,000	2,208,000
Finished goods	3,566,000	2,180,000

	$12,241,000	$9,620,000

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
CIT working capital loan	$2,972,000	$3,762,000
GMAC equipment credit line	—	—

	2,972,000	3,762,000
Less – current portion	(2,972,000)	(3,762,000)

	$—	$—

In July 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”) and entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The GMAC Credit Agreement originally provided for a $13,000,000 term loan. On June 30, 2006, the outstanding loans under the GMAC Credit Agreement, as amended, were prepaid in full from the proceeds of the Company’s common stock public offering (see Note 7). In December 2006, the Company entered into an amendment and restatement of the GMAC Credit Agreement (as restated, “GMAC Amended Credit Agreement”), which provides for a $7,000,000 credit line available through August 31, 2007 to finance the purchase of machinery and equipment. Such advances will mature on January 1, 2012 and will be secured by the Company’s equipment. No advances had been made under this credit line through March 31, 2007.

The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. On May 22, 2006, the CIT term loan, which had been increased to $6,250,000 was prepaid in full from the proceeds from the Company’s common stock public offering (see Note 7). On June 30, 2006, the CIT Amended Financing Agreement was further amended to, among other things, extend the working capital revolving loan availability through June 30, 2009. In October 2006, the CIT Amended Financing Agreement was again amended to, among other things, permit the capital expenditures and the mortgage financing to be incurred in connection with the Company’s new facility in Owatonna, Minnesota (described below). The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment.

At March 31, 2007, there were $2,972,000 in working capital loans outstanding. Availability under the revolving loan fluctuates daily. At March 31, 2007, there was $8,540,000 in unused availability under the working capital revolving loan.

The CIT working capital revolving loan bears interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid (8% at March 31, 2007) (prior to June 30, 2006, LIBOR plus 2.50% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid). The GMAC term loans bore interest, payable monthly, at LIBOR plus 4% or the prime rate plus 1% and the advances under the equipment line will bear interest at LIBOR plus 3.25% or the prime rate plus 1%. The prime rate was 8.25% and LIBOR was 5.2% at March 31, 2007.

The average outstanding working capital loan balance for the three months ended March 31, 2007 and April 1, 2006 was approximately $3,005,000 and $164,000, respectively, and the weighted average interest rate was 8% and 7.18%, respectively. Interest expense on the working capital loan was $77,000 and $23,000 for the three months ended March 31, 2007 and April 1, 2006, respectively. Interest expense on the CIT term loans was $0 and $135,000 for the three months ended March 31, 2007 and April 1, 2006, respectively. Interest expense on the GMAC term loans was $0 and $115,000, for the three months ended March 31, 2007 and April 1, 2006, respectively.

The GMAC Amended Credit Agreement and the CIT Amended Financing Agreement require the Company to maintain certain financial covenants including maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of March 31, 2007. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The CIT Amended Financing Agreement and the GMAC Amended Credit Agreement each contains a cross default provision to the other.

At March 31, 2007 long-term debt maturities are as follows:

2008	$2,972,000
2009	—
2010	—
2011	—
2012	—

—
Less current portion of long-term debt	(2,972,000)

$—

In August 2005, the Company sold its manufacturing, warehouse and office facility located in Owatonna, Minnesota for approximately $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate. Due to the option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction and payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, which is being amortized over 21 months. At March 31, 2007 and April 1, 2006, $329,000 and $177,000, respectively, of the deferred gain was included in accrued expenses and $0 and $590,000, respectively, was included in other long-term liabilities.

In August 2006, Cybex entered into an Industrial Building Lease (Build to Suit/Triple Net) (the “Lease”). Pursuant to the Lease, the lessor has agreed to construct to the Company’s specifications an approximate 340,000 square feet manufacturing, office and warehouse facility in Owatonna, Minnesota (the “Owatonna Premises”). Simultaneously with entering into the Lease, Cybex exercised its option under the Lease to acquire the Owatonna Premises for a purchase price currently estimated at $15,700,000. The closing of the purchase and sale of the Owatonna Premises is subject to standard conditions and will occur upon substantial completion of the improvements, currently scheduled for July 1, 2007, subject to extension. The lease of the existing Owatonna facility will terminate in conjunction with relocation to this new facility.

In October 2006, the Company entered into a Loan Agreement (“the Citizens Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”), pursuant to which Citizens has agreed to advance to the Company up to $13,000,000 under a mortgage loan to finance the acquisition of the Owatonna Premises. This loan, which is subject to standard conditions, will be advanced simultaneously with the Company’s acquisition of the Owatonna Premises. The mortgage loan to be issued under the Citizens Loan Agreement will be secured by a lien on the Owatonna Premises and, pending disbursement of the mortgage loan, the Company has agreed not to incur or permit any liens on its Medway, Massachusetts property. While the mortgage loan will bear interest at a floating rate equal to LIBOR plus 1.20% per annum, the Company has entered into a related interest rate swap agreement with Citizens which locks in an interest rate of 6.95% per annum through June 2014.

A $2,888,025 letter of credit was issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Colassi v. Cybex International, Inc. (see Note 9). This letter of credit was returned and cancelled after payment of the judgment in April 2007. Letters of credit outstanding under the CIT Amended Financing Agreement reduce availability under the revolving loan facility.

On September 8, 2004, the Company entered into two interest rate caps with a financial intermediary to lock in one-month LIBOR at a maximum of 3% for the two-year period ended September 8, 2006 related to the Company’s GMAC term debt facility and CIT working capital revolving loan credit facility. The cost of the interest rate caps was approximately $97,000. On May 31, 2006, the Company terminated its agreement with the financial intermediary and received proceeds of $79,000. The interest rate caps were accounted for as cash flow hedges and the cost of the interest rate caps was being amortized on a straight-line basis over two years, which approximated the period during which the individual caplets related to each forecasted interest payment were to expire. Changes in the fair value of the interest rate caps were recorded within accumulated other comprehensive loss. For the three months ended April 1, 2006, the change in the fair value of the interest rate caps was a decrease of $13,000.

On February 28, 2005, the Company entered into a series of 13 forward contracts with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid the Company $265,000 each month. In February 2006, the Company entered into a series of 12 monthly forward contracts that began on April 1, 2006, whereby the Company pays a bank 150,000 British Sterling and the bank pays the Company $265,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transactions are not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of the hedge resulted in a loss of $28,000 and $53,000 for the three months ended March 31, 2007 and April 1, 2006, respectively.

On June 29, 2006, the Company entered into an interest rate swap agreement with Citizens that will be initiated on July 1, 2007 to hedge a LIBOR based loan. The notional amount of the swap amortizes based on the same amortization schedule as the mortgage loan to be issued under the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the mortgage. The swap effectively converts the rate from a floating rate based on LIBOR to a 6.95% fixed rate throughout the duration of the loan. The swap and interest payments on the debt will settle monthly. The mortgage debt and the swap both expire on June 30, 2014. There was no initial cost of the interest rate swap. The change in the fair value of the interest rate swap is included as a component of interest expense. During the third quarter of 2006, the Company recorded $506,000 of expense related to this interest rate swap. The change in fair value of the hedge resulted in a loss of $47,000 for the three months ended March 31, 2007. The fair value of the interest rate swap is included in other liabilities at March 31, 2007.

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

At March 31, 2007, there are 1,845,490 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At March 31, 2007, warrants to purchase 189,640 and 13,350 shares of common stock at $.10 per share were outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, comprehensive income includes the effects of foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income:

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$1,104,000	$667,000
Other comprehensive income:
Foreign currency translation adjustment	(177,000)	(70,000)
Change in fair value of hedge	—	(13,000)

Comprehensive income	$927,000	$584,000

The following summarizes the components of accumulated other comprehensive loss at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Cumulative translation adjustment	$(1,027,000)	$(850,000)
Fair value of hedge	—	—

Total	$(1,027,000)	$(850,000)

NOTE 8 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Three Months Ended
	March 31, 2007	April 1, 2006
Shares used in computing basic net income per share	17,224,000	15,158,000
Dilutive effect of options and warrants	614,000	661,000

Shares used in computing diluted net income per share	17,838,000	15,819,000

For the three months ended March 31, 2007, options to purchase 30,000 shares of common stock at exercise prices of $7.37 per share were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal actions and claims arising in the ordinary course of business. At March 31, 2007, a reserve of $3,161,000 is included in accrued expenses for estimated losses related to those matters for which it is probable that a loss has been incurred. After the end of the quarter, this reserve was reduced to reflect the payments made in connection with the Colassi matter discussed below.

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

Colassi v. Cybex International, Inc.

This action was filed in the United States District Court for the District of Massachusetts. The plaintiff alleged that certain of the Company's treadmill products infringed a patent allegedly owned by the plaintiff. The plaintiff sought injunctive relief and monetary damages. The Company filed an answer to the complaint denying the material allegations of the complaint and asserting counterclaims. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded damages which with interest equaled approximately $2,800,000 at March 31, 2007. A six-month stay of a permanent injunction against sale of these treadmill products was entered in September 2005, and the Company has implemented a redesign of its deck system. The Company filed an appeal of the judgment entered by the trial court on the jury verdict, which required that Cybex post a letter of credit for $2,888,025 (see Note 6). The Court of Appeals in February 2007, denied the Company’s appeal, and the Company moved for a rehearing. In November 2006 the plaintiff filed with the trial court a motion to enter a substitute judgment in an attempt to substitute plaintiff’s reissued patent for the patent that was at issue at trial. In December 2006 the trial court denied this motion and in January 2007 the plaintiff appealed this decision. In April 2007, the Court of Appeals ruled that it would not accept a rehearing of the Company’s appeal. The Company paid to the plaintiff in April 2007 approximately $3,000,000 (representing the judgment, accrued interest, and royalties for the period prior to the Company’s deck redesign), the plaintiff voluntarily dismissed its appeal, and this matter is now concluded.

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

NOTE 10 — INCOME TAXES

In 2002, the Company established a full valuation allowance against its net deferred tax assets. As of July 1, 2006, management reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $15,361,000 in 2006 (including $14,421,000 effective July 1, 2006). For the three months ended March 31, 2007, an income tax provision of approximately 41% of income before taxes was recorded, totaling $784,000.

At December 31, 2006, U.S. federal net operating loss carryforwards of approximately $23,477,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carryforwards of $2,568,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $540,000, which do not expire, and a federal research and development tax credit carryforward of $129,000, which expires in 2008. The U.S. federal operating loss carryforwards begin to expire in 2012.

Approximately $30,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $47,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses.

The net deferred tax asset balance of $11,667,000 at March 31, 2007 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at March 31, 2007 is $6,599,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2002.

Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any “uncertain tax positions” in its federal income tax return, United Kingdom return or any of the state tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis the Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.

Consistent with its current policy, the Company will include any interest and penalties related to uncertain tax positions as a component of selling, general and administrative expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the resolution of litigation involving us, and our ability to comply with the terms of our credit facilities. Further information on these and other factors which could affect our financial results can be found in our reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, including Part I thereof, our Current Reports on Form 8-K, this Form 10-Q and the proxy statement dated April 10, 2007.

OVERVIEW

We are a New York corporation that develops, manufactures and markets high performance, professional quality exercise equipment products for the commercial market and, to a lesser extent, the premium segment of the consumer market.

An approximate 340,000 square feet manufacturing, office and warehouse facility is being constructed to our specifications in Owatonna, Minnesota, which is intended to replace our existing Owatonna facility. The purchase of and relocation to this new facility is scheduled for the third quarter of 2007. While we do not expect the move to have a negative impact upon net sales for the full year, manufacturing delays or interruptions in connection with the move could negatively impact net sales for the third quarter of 2007. We currently estimate that the acquisition costs for the new facility will be $15,700,000, that an additional $10,000,000 will be spent on manufacturing equipment, tooling and infrastructure related to the new facility, and that we will incur moving expenses of less than $500,000. We expect to fund these expenditures with a combination of cash generated from operating activities and borrowings under our credit facilities.

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $5,764,000, or 20%, to $34,676,000 for the first quarter of 2007 from $28,912,000 for the first quarter of 2006. The first quarter increase in 2007 was attributable to an increase of sales of cardiovascular products of $2,664,000, or 18%, to $17,824,000, and increased sales of strength training products of $3,039,000, or 29%, to $13,556,000, along with increased freight, parts and other sales of $61,000, or 2%, to $3,296,000. The sales increase of cardiovascular products in 2007 was predominantly driven by sales of the 445T treadmill, Cordless Arc Trainer, Cordless Total Body Arc Trainer, 425A Arc Trainer and the Home Arc Trainer, each of which is a new product first introduced in the third or fourth quarter of 2006. The sales increase of strength training products in 2007 was primarily due to sales of VR3, the new strength line introduced at the end of 2005.

GROSS MARGIN

Gross margin increased to 37.2% in the first quarter of 2007 from 36.5% in the prior year first quarter predominantly due to improved overhead utilization (.9%) offset by increased warranty costs (.2%).

The price of steel, a major component of our products, has fluctuated since 2004. The negative impact from changes in steel prices in the first quarters of 2007 and 2006 was minimal. We are uncertain of the likely impact of steel prices on margins for the balance of 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, increased by $1,534,000, or 17%, to $10,796,000 in the first quarter of 2007 compared to $9,262,000 in the first quarter of 2006, predominantly due to an increase in domestic and international selling expenses ($708,000), an increase in product development costs ($656,000) and legal costs ($82,000). The balance of the increase in these expenses is comprised of smaller amounts including additional order fulfillment staff and higher general salary levels. The increase in product development and legal costs includes $509,000 of expenses related to a product development agreement entered into during the quarter. Selling, general and administrative expenses represented 31% of sales in 2007 compared to 32% of sales in 2006.

NET INTEREST EXPENSE

Net interest expense decreased by $349,000 or 62% in the first quarter of 2007 compared to the corresponding period of 2006. The decrease in 2007 was primarily due to lower outstanding debt balances, partially offset by the interest expense related to the change in fair value of an interest rate swap. We expect that net interest expense will increase during the balance of 2007 compared to the corresponding 2006 period as we incur additional debt to finance the purchase of our new Owatonna manufacturing facility and related capital expenditures.

INCOME TAXES

We recorded income tax expense of $784,000 for the three months ended March 31, 2007. In 2002, we established a valuation allowance against all of our deferred tax assets. As of July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $15,361,000 in 2006 (including $14,421,000 effective July 1, 2006). During the period from the establishment of the valuation allowance in 2002, to the July 1, 2006 reduction of the valuation allowance, our income tax provision was limited to state taxes and federal alternative minimum taxes. We recorded an income tax provision of approximately 41% of income before taxes for the third and fourth quarters of 2006. For the three months ended March 31, 2007, an income tax provision of approximately 41% of income before taxes was recorded totaling $784,000. Actual cash outlays for taxes will, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2006, U.S. federal operating loss carryforwards of approximately $23,477,000 were available to us to offset future taxable income and, as of such date, we had foreign net operating loss carryforwards of $2,568,000, federal alternative minimum tax credit carryforwards of $540,000 and federal research and development tax credit carryforwards of $129,000. The net deferred tax asset balance of $11,667,000 at March 31, 2007 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at March 31, 2007 is $6,599,000. We will continue to assess the need for the remaining valuation allowance in future periods.

The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of FIN 48 on the Company’s financial position is discussed in Note 10 to the consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had working capital of $13,502,000 compared to $14,061,000 at December 31, 2006. The net decrease in working capital is primarily due to a $2,377,000 decrease in accounts receivable, reflecting lower sales volume in the first quarter of 2007 versus the fourth quarter of 2006, and a $1,070,000 decrease in prepaid expenses partially offset by a $2,621,000 increase in inventory. The increase in inventory reflects the inclusion of $1,100,000 of inventory for the new Home Arc line which utilizes outsourced manufacturing and approximately $500,000 of audio visual screens which did not begin to ship until the end of the first quarter of 2007.

For the three months ended March 31, 2007, we generated $3,801,000 of cash from operating activities compared to $3,182,000 for the three months ended April 1, 2006. The increase in cash provided by operating activities is primarily due to an increase in net income.

Cash used in investing activities of $3,580,000 during the three months ended March 31, 2007 consisted of purchases on manufacturing tooling and equipment of $1,442,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $2,138,000. Cash used in investing activities of $250,000 during the three months ended April 1, 2006 consisted of purchases and deposits on manufacturing tooling and equipment of $61,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $189,000. We expect to incur approximately $25,700,000 in capital expenditures during the balance of 2007 related to the new Owatonna facility, including acquisition costs currently estimated at $15,700,000 and manufacturing equipment, tooling and infrastructure currently estimated at $10,000,000. We expect to fund these expenditures with a combination of cash generated from operating activities and borrowings under our credit facilities.

Cash used in financing activities was $839,000 and $1,954,000 for the three months ended March 31, 2007 and April 1, 2006, respectively, consisting primarily of debt repayments.

We have credit facilities with GMAC Commercial Finance, LLC (“GMAC”) and with The CIT Group/Business Credit, Inc. (“CIT”). Our Amended and Restated Credit Agreement with GMAC presently provides for a $7,000,000 credit line that will be available through August 31, 2007 to finance machinery and equipment purchases. Our Amended Financing Agreement with CIT presently provides for working capital revolving loans in amounts up to the lesser of $14,000,000, or an amount determined by reference to a borrowing base. The GMAC loans will be secured by our equipment, and will mature on January 1, 2012. The CIT loans are secured by substantially all of our assets except real estate, fixtures, and equipment, and mature on June 30, 2009.

At March 31, 2007, $2,972,000 in working capital loans was outstanding and no term loans were outstanding at March 31, 2007. Availability under the revolving loan fluctuates daily. At March 31, 2007, there was $8,540,000 in unused availability under the working capital revolving facility.

In August 2006, we entered into an Industrial Building Lease (Build to Suit/Triple Net) (the “Lease”) pursuant to which an approximate 340,000 square feet manufacturing, office and warehouse facility in Owatonna, Minnesota (the “Owatonna Premises”) is being constructed to our specifications. Simultaneously with entering into the Lease, we exercised our option under the Lease to acquire the Owatonna Premises for a purchase price currently estimated at $15,700,000. The closing of the purchase and sale of the Owatonna Premises is subject to standard conditions and will occur upon substantial completion of the improvements, currently scheduled for July 2007, subject to extension. The lease of our existing Owatonna facility will terminate in conjunction with the relocation to this new facility. In October 2006, we entered into a loan agreement (“the Citizens Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”), pursuant to which Citizens has agreed to advance to us up to a $13,000,000 mortgage loan to finance the acquisition of the Owatonna Premises. This loan, which is subject to standard conditions, will be advanced simultaneously with our acquisition of the Owatonna Premises, currently scheduled for July 2007. The mortgage loan to be issued under the Citizens Loan Agreement will be secured by a lien on the Owatonna Premises.

In August 2005, we sold our Owatonna, Minnesota manufacturing, warehouse and office facility and entered into a lease of the Owatonna facility. The lease contains renewal options as well as options to terminate the lease if we elect to relocate. Due to an option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction whereby payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate our option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005, resulting in a deferred gain of $811,000 at December 31, 2005, of which $177,000 was included in accrued expenses and $634,000 was included in other long-term liabilities and is being amortized over 21 months. At March 31, 2007, $329,000 of the deferred gain was included in accrued expenses.

We posted a letter of credit of $2,888,025 in connection with our appeal of the judgment in Colassi v. Cybex International, Inc. In April 2007, we paid to the plaintiff in this action approximately $3,000,000 (representing the judgment, accrued interest and royalties for the period prior to our deck design) and the letter of credit was returned and canceled. This litigation is now concluded.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of our obligations and commitments to make future payments under various agreements as of March 31, 2007:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$2,972,000	$2,972,000	$—	$—	$—
Royalty agreement	2,070,000	390,000	720,000	720,000	240,000
Capital lease obligations (a)	268,000	197,000	71,000	—	—
Operating lease commitments	1,106,000	766,000	337,000	3,000	—
Building purchase obligation	14,275,000	14,275,000	—	—	—
Purchase obligations	22,098,000	20,516,000	1,582,000	—	—

TOTAL	$42,789,000	$39,116,000	$2,710,000	$723,000	$240,000

(a)	Includes future interest obligation.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At March 31, 2007, the maximum contingent liability under all recourse provisions was approximately $4,663,000. A reserve for estimated losses under recourse provisions of $680,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at March 31, 2007.

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

Allowance for doubtful accounts. Management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and customers’ current credit information. Management continuously monitors collections and payments from customers and maintains a reserve for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If the financial condition of a specific customer or the Company’s general customer base were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Valuation of deferred tax assets. In 2002, we established a full valuation allowance against our net deferred tax asset. Effective July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $15,361,000 in 2006 (including $14,421,000 effective July 1, 2006). The net deferred tax asset balance of $11,667,000 at March 31, 2007 represents the amount that we believe is more-likely-than-not to be realized and the remaining valuation allowance at March 31, 2007 is $6,599,000. We will continue to assess the need for the remaining valuation allowance in future periods. Approximately $30,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $47,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from the disclosure within the Company’s Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in its periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Colassi v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2006 for a description of these proceedings. In April 2007, the Court of Appeals ruled that it would not accept a rehearing of the Company’s appeal. The Company paid to the plaintiff in April 2007 approximately $3,000,000 (representing the judgment, accrued interest, and royalties for the period prior to the Company’s deck redesign), the plaintiff voluntarily dismissed its appeal, and this matter is now concluded.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibit 10.1	–	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2007 (the “February 22, 2007 Form 8-K”).*

	Exhibit 10.2	–	Form of Notification of Participation in the 2007 Management Incentive Compensation Bonus Program (Executive Officers), incorporated by reference to Exhibit 10.2 to the February 22, 2007 Form 8-K.*

	Exhibit 10.3	–	Form of Notification of Participation in the 2007 Management Incentive Compensation Bonus Program (Non-Executive Officers/Director Level), incorporated by reference to Exhibit 10.3 to the February 22, 2007 Form 8-K.*

Exhibit 10.4	–

Form of Notification of Participation in the 2007 Management Incentive Compensation Bonus Program (Non-Executive Officers/Vice President Level), incorporated by reference to Exhibit 10.4 to the February 22, 2007 Form 8-K.*

Exhibit 10.5	–

Fulfillment Agreement, dated as of March 20, 2007, between the Company and eNOVA Group Limited Liability Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2007.

Exhibit 31.1	–	Certification of Chief Executive Officer.

Exhibit 31.2	–	Certification of Chief Operating Officer and Chief Financial Officer.

Exhibit 32.1	–	Statement of Chief Executive Officer.

Exhibit 32.2	–	Statement of Chief Operating Officer and Chief Financial Officer.

*	Executive compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
May 4, 2007		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
May 4, 2007		Arthur W. Hicks, Jr. Chief Operating Officer and Chief Financial Officer