Form 10-Q
period 2007-06-30
CYBEX INTERNATIONAL INC
filed 2007-08-03
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

On August 3, 2007, the Registrant had outstanding 17,339,816 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$34,740	$29,951	$69,416	$58,863
Cost of sales	22,535	19,089	44,317	37,450

Gross profit	12,205	10,862	25,099	21,413

Selling, general and administrative expenses	10,380	8,659	21,176	17,921

Operating income	1,825	2,203	3,923	3,492

Interest expense (income), net	(48)	454	162	1,013

Income before income taxes	1,873	1,749	3,761	2,479
Income tax expense (benefit)	778	(14,359)	1,562	(14,296)

Net income	$1,095	$16,108	$2,199	$16,775

Basic net income per share	$0.06	$1.00	$0.13	$1.08

Diluted net income per share	$0.06	$0.96	$0.12	$1.03

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,384	$1,419
Accounts receivable, net of allowance of $913 and $797	18,851	20,296
Inventories	12,022	9,620
Prepaid expenses and other	2,855	4,176
Deferred tax asset	3,509	3,509

Total current assets	38,621	39,020
Property, plant and equipment, net	34,400	13,055
Goodwill	11,247	11,247
Deferred tax asset	7,380	8,773
Other assets	667	1,282

	$92,315	$73,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$11,609	$3,762
Current portion of capital leases	133	248
Accounts payable	5,676	5,570
Accrued expenses	10,946	15,379

Total current liabilities	28,364	24,959
Long-term debt	12,480	—
Capital leases, excluding current portion	53	82
Other liabilities	3,504	2,669

Total liabilities	44,401	27,710

Contingencies (Notes 3 and 9)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,548 and 17,411 shares issued	1,755	1,741
Additional paid-in capital	67,858	67,503
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(18,277)	(20,476)
Accumulated other comprehensive loss	(1,171)	(850)

Total stockholders’ equity	47,914	45,667

	$92,315	$73,377

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
OPERATING ACTIVITIES:
Net income	$2,199	$16,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,579	1,633
Amortization of deferred financing costs	136	269
Deferred income taxes	1,393	(14,421)
Stock-based compensation	87	62
Provision for doubtful accounts	208	158
Change in fair value of interest rate swap	(289)	—
Change in fair value of foreign currency contract	14	202
Changes in operating assets and liabilities:
Accounts receivable	1,263	3,302
Inventories	(2,377)	456
Prepaid expenses and other	1,752	(1,206)
Accounts payable, accrued liabilities and other liabilities	(3,355)	(2,163)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,610	5,067

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,990)	(1,194)

NET CASH USED IN INVESTING ACTIVITIES	(22,990)	(1,194)

FINANCING ACTIVITIES:
Repayments of term loans	—	(12,320)
Borrowings under term loans	13,000	—
Repayments under revolving loan	(71,062)	(60,433)
Borrowings under revolving loan	78,389	59,094
Proceeds from issuance of common stock, net of costs	—	9,617
Proceeds from exercise of stock options	162	140
Principal payments on capital leases	(144)	(252)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,345	(4,154)

DECREASE IN CASH AND CASH EQUIVALENTS	(35)	(281)

CASH AND CASH EQUIVALENTS, beginning of period	1,419	807

CASH AND CASH EQUIVALENTS, end of period	$1,384	$526

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$292	$736
Cash paid for income taxes	54	222
Common stock issued to directors earned in previous period	47	52
(Note 4)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2006, its Current Reports on Form 8-K, this Report on Form 10-Q and its proxy statement dated April 10, 2007.

NOTE 2 — CONSOLIDATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 15.1% and 15.9% of consolidated net sales for the three and six months ended June 30, 2007 and 16.2% and 16.6% of consolidated net sales for the three and six months ended July 1, 2006, respectively. Accounts receivable from this customer was $2,337,000 and $1,691,000 at June 30, 2007 and December 31, 2006, respectively.

Sales outside of North America represented 28% and 27% of consolidated net sales for the three and six months ended June 30, 2007 and 28% and 29% of consolidated net sales for the three and six months ended July 1, 2006, respectively. No single foreign country accounts for greater than 10% of consolidated net sales.

NOTE 3 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At June 30, 2007, the maximum contingent liability under all recourse and guarantee provisions was $4,148,000. A reserve for estimated losses under recourse provisions of $616,000 and $585,000 has been recorded based on historical and industry experience and is included in accrued expenses at June 30, 2007 and December 31, 2006, respectively.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The initial recognition and measurement provisions of this interpretation was applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has recorded a net liability of $58,000 and $70,000 at June 30, 2007 and December 31, 2006, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change. The following table sets forth the change in the liability for product warranties during the six months ended June 30, 2007:

Balance as of January 1, 2007	$3,197,000
Payments made under product warranties	(2,012,000)
Accrual for product warranties issued	2,250,000

Balance as of June 30, 2007	$3,435,000

NOTE 4 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption.

For the three months ended June 30, 2007, the Company recorded stock-based compensation expense of $46,000 consisting of expenses related to stock options ($21,000) and stock to be issued to directors ($25,000). For the six months ended June 30, 2007, the Company recorded stock-based compensation expense of $87,000, consisting of expenses related to stock options ($42,000) and stock to be issued to directors ($45,000). For the three months ended July 1, 2006, the Company recorded stock-based compensation expense of $33,000, consisting of expenses related to stock options ($19,000) and stock to be issued to directors ($14,000). For the six months ended July 1, 2006, the Company recorded stock-based compensation expense of $62,000, consisting of expenses related to stock options ($35,000) and stock to be issued to directors ($27,000). These stock-based compensation charges decreased net income by $27,000 and $19,000 for the three month periods ended June 30, 2007 and July 1, 2006, respectively, and had no effect on basic and diluted net income per share for these periods.

These stock-based compensation charges decreased net income by $51,000 and $36,000 for the six month periods ended June 30, 2007 and July 1, 2006, respectively. Cash received from the exercise of incentive stock options for the six month periods ended June 30, 2007 and July 1, 2006 totaled $162,000 and $140,000, respectively.

Cybex’s 2005 Omnibus Incentive Plan (the “Omnibus Plan”) is designed to provide incentives that will attract and retain individual’s key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the Omnibus Plan. A registration statement has been filed for the Omnibus Plan and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options and upon stock grants under the Omnibus Plan. The Omnibus Plan was amended at the 2007 Annual Meeting to provide for one-time stock awards to newly elected nonemployee directors and that stock options or stock appreciation rights granted under the Omnibus Plan will automatically vest upon the death of the holder.

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

A summary of the status of the Company’s stock option plans as of June 30, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2007	695,000	$2.09
Exercised	(110,625)	1.46
Forfeited	(1,250)	1.22

Outstanding at June 30, 2007	583,125	$2.21	5.28	$2,779,000

Options exercisable at June 30, 2007	466,000	$2.06	4.79	$2,295,000

Options expected to vest at June 30, 2007	578,844	$2.19	5.26	$2,772,000

The intrinsic value of options exercised in the three months ended June 30, 2007 and July 1, 2006 was $442,000 and $142,000 respectively. The intrinsic value of options exercised in the six months ended June 30, 2007 and July 1, 2006 was $527,000 and $261,000, respectively.

As of June 30, 2007, there was $161,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.0 years.

The options generally vest over a three to five year period (with some subject to cliff vesting). At June 30, 2007, there are 970,000 shares available for future issuance pursuant to the Omnibus Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At June 30, 2007, there are 34,431 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $25,000 and $45,000 for the three months and six months ended June 30, 2007, respectively, for common stock to be issued in 2008 to the directors for services rendered in 2007, which is included in accrued expenses at June 30, 2007. During the quarter ended March 31, 2007, the Company issued 7,511 shares of common stock to the directors, which had a fair value of $47,000, related to director’s fees earned in 2006, which were included in accrued expenses at December 31, 2006. The Company recorded stock-based compensation expense of $14,000 and $27,000 for three months and six months ended July 1, 2006, respectively for common stock issued in 2007 to the directors for services rendered in 2006, which was included in accrued expenses at July 1, 2006. During the quarter ended April 1, 2006, the Company issued 14,344 shares of common stock to the directors, which had a fair value of $52,000, related to director’s fees earned in 2005, which were included in accrued expenses at December 31, 2005.

NOTE 5 — INVENTORIES

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$5,997,000	$5,232,000
Work in process	2,176,000	2,208,000
Finished goods	3,849,000	2,180,000

	$12,022,000	$9,620,000

NOTE 6 — LONG-TERM DEBT AND DERIVATIVES

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
CIT working capital loan	$11,089,000	$3,762,000
Citizens real estate loan	13,000,000	—

	24,089,000	3,762,000
Less – current portion	(11,609,000)	(3,762,000)

	$12,480,000	$—

In July 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”). The GMAC Credit Agreement originally provided for a $13,000,000 term loan. On June 30, 2006, the outstanding loans under the GMAC Credit Agreement, as amended, were repaid in full from the proceeds of the Company’s common stock public offering (see Note 7). In December 2006, the Company entered into an amendment and restatement of the GMAC Credit Agreement (as restated, “GMAC Amended Credit Agreement”), which provided for a $7,000,000 credit line to finance the purchase of machinery and equipment. No advances were made under this credit line and the GMAC Amended Credit Agreement was terminated in July 2007. In connection with the termination of the GMAC Amended Credit Agreement, the Company wrote-off $136,000 of unamortized deferred financing costs that were capitalized at the outset of this agreement.

In July 2004, the Company also entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2006, the CIT term loan, which had been increased to $6,250,000, was repaid in full from the proceeds from the Company’s common stock public offering (see Note 7). In June 2006, the CIT Amended Financing Agreement was further amended to, among other things, extend the working capital revolving loan availability through June 30, 2009. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment. The CIT loans include both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay the working capital loans. Although the working capital loans do not mature until 2009 (as reflected in the table below), the working capital loans under the CIT Amended Financing Agreement are classified as current in the accompanying consolidated balance sheet as required by Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement (“EITF No. 95-22”).

On June 28, 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement dated as of October 17, 2006 (the “Citizens Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota, and the loan is secured by this real estate.

In July 2007, the Company entered into a Loan Agreement (the “Wachovia Loan Agreement”) with Wachovia Bank, NA (“Wachovia”), providing a $7,000,000 credit line that is available through February 29, 2008 to finance the acquisition of machinery and equipment. Loans advanced pursuant to this line are secured by the equipment financed pursuant to the line.

At June 30, 2007, there were $11,089,000 in working capital loans and a $13,000,000 real estate loan outstanding. Availability under the revolving loan fluctuates daily. At June 30, 2007, there was $2,866,000 unused availability under the working capital revolving loan.

The CIT working capital revolving loan bears interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid (8% at June 30, 2007) (prior to June 30, 2006, LIBOR plus 2.50% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid). The Citizens real estate loan bears interest at a floating rate equal to LIBOR plus 1.2% per annum. The advances under the Wachovia equipment line will bear interest at LIBOR plus 1.2% to 1.45% based on a performance grid. The GMAC term loans bore interest at LIBOR plus 4% or the prime rate plus 1%. The prime rate was 8.25% and LIBOR was 5.4% at June 30, 2007.

The average outstanding working capital loan balance for the six months ended June 30, 2007 and July 1, 2006 was $4,768,000 and $45,000, respectively, and the weighted average interest rate was 8.04% and 7.73%, respectively. Interest expense on the working capital loan was $146,000 and $14,000 for the three months ended June 30, 2007 and July 1, 2006, respectively, and $223,000 and $37,000 for the six months ended June 30, 2007 and July 1, 2006, respectively. Interest expense on the CIT term loans was $0 and $75,000 for the three months ended June 30, 2007 and July 1, 2006, respectively, and $0 and $210,000 for the six months ended June 30, 2007 and July 1, 2006, respectively. Interest expense on the GMAC term loans was $0 and $191,000, for the three months ended June 30, 2007 and July 1, 2006, respectively, and $0 and $307,000 for the six months ended June 30, 2007 and July 1, 2006, respectively.

The CIT Amended Financing Agreement, the Citizens Loan Agreement and the Wachovia Loan Agreement require the Company to maintain certain financial covenants, such as maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. The Company was in compliance with these covenants as of June 30, 2007. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The Company’s credit agreements contain cross default provisions to each other.

At June 30, 2007 long-term debt maturities are as follows:

Remainder of 2007	$260,000
2008	520,000
2009	11,609,000
2010	520,000
2011	520,000
Thereafter	10,660,000

24,089,000
Less current portion of long-term debt	(11,609,000)

$12,480,000

In August 2005, the Company sold its prior manufacturing, warehouse and office facility located in Owatonna, Minnesota for $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contains renewal options as well as options to terminate the lease if the Company elects to relocate, and the lease will be terminated in connection with the move to the Company’s new Owatonna facility. Due to the option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction and payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, which is being amortized over 21 months. At June 30, 2007 and July 1, 2006, $164,000 and $0, respectively, of the deferred gain was included in accrued expenses and $0 and $219,000, respectively, was included in other long-term liabilities.

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

On September 8, 2004, the Company entered into two interest rate caps with a financial intermediary to lock in one-month LIBOR at a maximum of 3% for the two-year period ended September 8, 2006 related to the Company’s GMAC term debt facility and CIT working capital revolving loan credit facility. The cost of the interest rate caps was $97,000. On May 31, 2006, the Company terminated its agreement with the financial intermediary and received proceeds of $79,000. The interest rate caps were accounted for as cash flow hedges and the cost of the interest rate caps was being amortized on a straight-line basis over two years, which approximated the period during which the individual caplets related to each forecasted interest payment were to expire. Changes in the fair value of the interest rate caps were recorded within accumulated other comprehensive loss. For the three and six months ended July 1, 2006, the change in the fair value of the interest rate caps was a decrease of $89,000 and $103,000, respectively.

On February 28, 2005, the Company entered into a series of 13 forward contracts with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid the Company $265,000 each month. In February 2006, the Company entered into a series of 12 monthly forward contracts that began on April 1, 2006, whereby the Company pays a bank 150,000 British Sterling and the bank pays the Company $265,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transactions are not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of the hedge resulted in a loss of $42,000 and $149,000 for the three months ended June 30, 2007 and July 1, 2006, respectively, and a loss of $14,000 and $202,000 for the six months ended June 30, 2007 and July 1, 2006, respectively.

On June 29, 2006, the Company entered into an interest rate swap agreement with Citizens which was initiated on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 6.95% fixed rate throughout the duration of the loan. The swap and interest payments on the debt will settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. Prior to June 27, 2007, the change in the fair value of the interest rate swap was included as a component of interest expense. During the third quarter of 2006, the Company recorded $506,000 of expense related to the change in fair value associated with this interest rate swap. The change in fair value of the hedge resulted in income of $336,000 and $289,000 for the three and six months ended June 30, 2007. Effective June 27, 2007, the Company determined the interest rate swap qualifies as a derivative hedging instrument, and, accordingly changes in the fair value of this swap after such date will be recorded as a component of accumulated other comprehensive income. For the period June 27, 2007 through June 30, 2007, the change in the fair value of the interest rate swap was an increase in the liability of $11,000. The fair value of the interest rate swap is included in other liabilities at June 30, 2007.

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

At June 30, 2007, there are 1,756,115 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At June 30, 2007, warrants to purchase 189,640 and 13,350 shares of common stock at $.10 per share were outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$1,095,000	$16,108,000	$2,199,000	$16,775,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(133,000)	(210,000)	(310,000)	(279,000)
Change in fair value of hedge	(11,000)	(10,000)	(11,000)	(24,000)
Reclassification for settlement of hedge	—	(79,000)	—	(79,000)

Comprehensive income	$951,000	$15,809,000	$1,878,000	$16,393,000

The following summarizes the components of accumulated other comprehensive loss at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Cumulative translation adjustment	$(1,160,000)	$(850,000)
Fair value of hedge	(11,000)	—

Total	$(1,171,000)	$(850,000)

NOTE 8 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Shares used in computing basic net income per share	17,309,000	16,041,000	17,288,000	15,599,000
Dilutive effect of options and warrants	602,000	657,000	614,000	665,000

Shares used in computing diluted net income per share	17,911,000	16,698,000	17,902,000	16,264,000

For the three and six months ended June 30, 2007, options to purchase 30,000 shares of common stock at exercise prices of $7.37 per share were outstanding but were not included in the calculation of diluted net income per share as the result would be anti-dilutive.

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

NOTE 10 – INCOME TAXES

In 2002, the Company established a full valuation allowance against its net deferred tax assets. As of July 1, 2006, management reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $15,361,000 in 2006 (including $14,421,000 effective July 1, 2006). For the three months and six months ended June 30, 2007, an income tax provision of approximately 41% of income before taxes was recorded, totaling $778,000 and $1,562,000, respectively.

At December 31, 2006, U.S. federal net operating loss carryforwards of $23,477,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carryforwards of $2,568,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $540,000, which do not expire, and a federal research and development tax credit carryforward of $129,000, which expires in 2008. The U.S. federal operating loss carryforwards begin to expire in 2012.

Approximately $28,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $45,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses.

The net deferred tax asset balance of $10,889,000 at June 30, 2007 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at June 30, 2007 is $6,599,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $4,789,000, or 16%, to $34,740,000 for the second quarter of 2007 from $29,951,000 for the second quarter of 2006. For the six months ended June 30, 2007, net sales increased $10,553,000, or 18%, to $69,416,000 from $58,863,000 compared to the same period in 2006. For the second quarter of 2007, sales of cardiovascular products increased $2,451,000, or 15%, to $18,599,000 and sales of strength products increased $2,455,000, or 23%, to $13,309,000 compared to the same period in 2006. For the six months ended June 30, 2007, sales of cardiovascular products increased $5,115,000, or 16%, to $36,423,000 and sales of strength products increased $5,494,000, or 26%, to $26,865,000 compared to the same period in 2006. The sales increase of cardiovascular products for the second quarter and the six month period was predominantly driven by sales of the 445T treadmill, Cordless Arc Trainer, Cordless Total Body Arc, 425A Arc Trainer and the Home Arc Trainer, each of which is a new product first introduced in the third and fourth quarters of 2006. The sales increase of strength products for the quarter and the six month period was primarily due to sales of VR3, the new strength line introduced at the end of 2005, and VR1, the new strength line introduced in May 2007. Freight, parts and other revenue decreased $117,000, or 4%, to $2,832,000 in the second quarter of 2007 and decreased $56,000, or 1%, to $6,128,000 for the six months ended June 30, 2007.

GROSS MARGIN

Gross margin for the second quarter of 2007 decreased by 1.2% to 35.1% from 36.3% for the same period in 2006. The decrease was caused primarily by product mix (.8%), increased warranty (.3%) and facility relocation related costs (.2%), partially offset by pricing increases (.1%).

Gross margin for the six months ended June 30, 2007 decreased by .2% to 36.2% from 36.4% for the same period in 2006. The decrease was caused primarily by sales mix (.9%) and increased warranty costs (.2%), partially offset by price increases (.9%).

The price of steel, a major component of our products, fluctuates from time to time. The negative impact from changes in steel prices in the second quarter and six months of 2007 and 2006 was minimal. We are uncertain of the likely impact of steel prices on margins for the balance of 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1,721,000, or 20%, to $10,380,000 in the second quarter of 2007 compared to $8,659,000 in the second quarter of 2006, predominantly due to an increase in domestic and international selling expenses ($1,320,000) and an increase in product development costs ($352,000). For the six months ended June 30, 2007, selling, general and administrative expenses increased by $3,255,000, or 18%, to $21,176,000 compared to $17,921,000 for the comparable period in 2006, predominantly due to an increase in domestic and international selling expenses ($2,029,000), and an increase in product development costs ($1,008,000). The balance of the increase in these expenses is primarily comprised of smaller amounts including higher general salary levels. The increase in product development costs for the three and six months ended June 30, 2007 includes $224,000 and $733,000 of expenses related to a product development agreement. Selling, general and administrative expenses represented 30% and 31% of sales for the three and six months ended June 30, 2007 and 29% and 30% of sales for the three and six months ended July 1, 2006, respectively.

NET INTEREST EXPENSE

Net interest expense decreased by $502,000 in the second quarter of 2007 compared to the corresponding period of 2006. For the six months ended June 30, 2007, net interest expense decreased by $851,000. The decreases in 2007 were primarily due to lower outstanding debt balances and $289,000 of income recognized in 2007 related to the Citizens interest rate swap. We expect that the net interest expense will increase during the balance of 2007 compared to the corresponding 2006 period as we have incurred additional debt to finance the purchase of our new Owatonna manufacturing facility and related capital expenditures.

INCOME TAXES

We recorded income tax expense of $778,000 and $1,562,000 for the three and six months ended June 30, 2007, respectively. In 2002, we established a valuation allowance against all of our deferred tax assets. As of July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $15,361,000 in 2006 (including $14,421,000 effective July 1, 2006 or $0.86 and $0.89 per diluted share for the three and six months ended July 1, 2006). During the period from the establishment of the valuation allowance in 2002, to the July 1, 2006 reduction of the valuation allowance, our income tax provision was limited to state taxes and federal alternative minimum taxes. For the three and six months ended June 30, 2007, an income tax provision of approximately 41% of income before taxes was recorded totaling $778,000 and $1,562,000, respectively. The difference between the 2007 and 2006 effective tax rates would equate to additional tax expense of $663,000, or $0.04 per diluted share and $904,000, or $0.05 per diluted share for the three and six months ended July 1, 2006, respectively. Actual cash outlays for taxes will, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2006, U.S. federal operating loss carryforwards of approximately $23,477,000 were available to us to offset future taxable income and, as of such date, we had foreign net operating loss carryforwards of $2,568,000, federal alternative minimum tax credit carryforwards of $540,000 and federal research and development tax credit carryforwards of $129,000. The net deferred tax asset balance of $10,889,000 at June 30, 2007 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at June 30, 2007 is $6,599,000. We will continue to assess the need for the remaining valuation allowance in future periods.

The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of FIN 48 on the Company’s financial position is discussed in Note 10 to the condensed consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had working capital of $10,257,000 compared to $14,061,000 of working capital at December 31, 2006. The change in working capital is primarily due to the increase in the current portion of debt related to the acquisition of our new approximate 340,000 square foot, manufacturing, office and warehouse facility located in Owatonna, Minnesota (the “Owatonna facility”).

For the six months ended June 30, 2007, we generated $2,610,000 of cash from operating activities compared to $5,067,000 for the six months ended July 1, 2006. The decrease in cash provided by operating activities is primarily due to an increase in inventory. The increase in inventory reflects the inclusion of $770,000 of inventory for the new Home Arc line which utilizes outsourced manufacturing and $994,000 buildup of inventory due to increased volumes as well as the anticipation of our Owatonna facility relocation and the annual shutdown of our manufacturing facilities during the beginning of July.

Cash used in investing activities of $22,990,000 during the six months ended June 30, 2007 consisted of $15,217,000 for the purchase of our new Owatonna manufacturing facility, purchases and deposits on manufacturing tooling and equipment of $6,533,000, primarily related to our new Owatonna facility, $782,000 of renovations to our Medway manufacturing facility and computer hardware and software of $458,000 including costs associated with an upgrade to our ERP system. Cash used in investing activities of $1,194,000 during the six months ended July 1, 2006 relates primarily to purchases and deposits on equipment and tooling for the manufacture of new products and improvements to our computer network.

For the six months ended June 30, 2007, cash provided by financing activities of $20,345,000 consisted primarily of the $13,000,000 real estate loan which financed in part the acquisition of the Owatonna facility, and net working capital loan borrowings of $7,327,000. For the six months ended July 1, 2006, cash used in financing activities of $4,154,000 consisted of term and net working capital loan payments of $13,659,000, partially offset by the proceeds of our public offering of common stock of $9,617,000.

We have credit facilities with The CIT Group/Business Credit, Inc. (“CIT”), Citizens Bank of Massachusetts (“Citizens”), and Wachovia Bank, NA (“Wachovia”). Our credit facility with GMAC Commercial Finance, LLC (“GMAC”) was terminated in July 2007. Our CIT Amended Financing Agreement provides for working capital loans of up to the lesser of $14,000,000, or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provides for a $13,000,000 real estate loan which was advanced June 28, 2007 to finance the acquisition of the Owatonna facility. We entered into the Wachovia Loan Agreement in July 2007, providing a $7,000,000 credit line that is available through February 29, 2008 to finance the acquisition of machinery and equipment. The CIT loans are secured by substantially all of our assets except real estate, fixtures and equipment and mature on June 30, 2009. The Citizens real estate loan is secured by a mortgage on the Owatonna facility and matures on July 2, 2014. The Wachovia loans are secured by any equipment that is financed through the line, and mature on March 1, 2013.

At June 30, 2007, there were $11,089,000 in working capital loans and a $13,000,000 real estate loan. Availability under the revolving loan fluctuates daily. At June 30, 2007, there was $2,866,000 in unused availability under the working capital revolving loan facility.

In 2006, we posted a letter of credit of $2,888,025 in connection with our appeal of the judgment in Colassi v. Cybex International, Inc. In April 2007, we paid to the plaintiff in this action approximately $3,000,000 (representing the judgment, accrued interest and royalties for the period prior to our deck redesign) and the letter of credit was returned and canceled. This litigation is now concluded.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements as of June 30, 2007:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$24,089,000	$260,000	$12,129,000	$1,040,000	$10,660,000
Royalty agreement	1,980,000	390,000	720,000	720,000	150,000
Capital lease obligations (a)	198,000	143,000	55,000	—	—
Operating lease commitments	1,024,000	594,000	413,000	17,000	—
Purchase obligations	20,140,000	17,649,000	2,491,000	—	—

TOTAL	$47,431,000	$19,036,000	$15,808,000	$1,777,000	$10,810,000

(a)	Includes future interest obligation

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At June 30, 2007, the maximum contingent liability under all recourse provisions was approximately $4,148,000. A reserve for estimated losses under recourse provisions of $616,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at June 30, 2007.

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

Legal matters. The Company has recorded a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible, or remote, the adequacy of accruals for probable loss contingencies.

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

Valuation of deferred tax assets. In 2002, we established a full valuation allowance against our net deferred tax asset. Effective July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $15,361,000 in 2006 (including $14,421,000 effective July 1, 2006). The net deferred tax asset balance of $10,889,000 at June 30, 2007 represents the amount that we believe is more-likely-than-not to be realized and the remaining valuation allowance at June 30, 2007 is $6,599,000. We will continue to assess the need for the remaining valuation allowance in future periods. Approximately $28,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $45,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

Colassi v. Cybex International, Inc.

See Part 1 Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2006 and Part II Item 1 of the Company’s Report on 10-Q for the quarter ended March 31, 2007 for a description of these proceedings.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on May 9, 2007. At the meeting, action was taken on the following matters:

1. James H. Carll, John McCarthy, Harvey Morgan and Arthur W. Hicks, Jr. were elected as directors of the Company. The terms of office of John Aglialoro, Joan Carter, Jerry Lee and Milton Leontiades continued after the meeting.

2. Amendment No. 1 to the 2005 Omnibus Incentive Plan (the “Amendment”) was approved. The Amendment provides (i) for a one-time stock award to newly elected nonemployee directors and (ii) that stock options or stock appreciation rights granted under the 2005 Omnibus Incentive Plan vest upon the death of the holder.

The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

	Shares Voted For	Shares Voted Against	Shares Withheld	Abstention/ Broker Non- Votes
1. Election of Directors
James H. Carll	13,566,812	—	3,311,630	—
Harvey Morgan	16,768,514	—	109,928	—
Arthur W. Hicks, Jr.	13,592,108	—	3,286,334	—
John McCarthy	16,804,710	—	73,732	—

2. Amendment of the 2005 Omnibus Incentive Plan	13,204,473	472,569	—	3,201,400

ITEM 5.	OTHER INFORMATION

On July 31, 2007, the Company entered into a Loan Agreement dated July 30, 2007 (the “Wachovia Loan Agreement”) with Wachovia Bank, NA (“Wachovia”), providing a $7,000,000 credit line that is available through February 29, 2008 to finance the acquisition of machinery and equipment. Advances under the Wachovia equipment line bear interest at LIBOR plus 1.2% to 1.45% based on a performance grid, are secured by the equipment financed pursuant to the line and mature on March 1, 2013. There are no material relationships between the Company or its affiliates and Wachovia, other than in respect of the transactions contemplated by the Loan Agreement and other standard banking arrangements.

On July 25, 2007, the Company and Commerce Street Investments LLC, successor in interest to GMAC Commercial Finance LLC, mutually agreed to terminate the Third Amended and Restated Credit Agreement (the “GMAC Credit Agreement”) between the parties. The GMAC Credit Agreement had provided the Company a $7 million credit line availability to finance the acquisition of equipment which had never been utilized.

ITEM 6.	EXHIBITS

(a)	Exhibit 10.1 – Amendment No. 1 to the Cybex International, Inc. 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated May 9, 2007 (the “May 9, 2007 Form 8-K”)*

Exhibit 10.2 – Form of Restricted Stock Award Agreement for Newly-Elected Non- Employee Director, incorporated by reference to Exhibit 99.2 to the May 9, 2007 Form 8-K*

Exhibit 10.3 – Loan Agreement, dated July 30, 2007, with Wachovia Bank, NA

Exhibit 10.4 – Form of Promissory Note to be issued under the Loan Agreement with Wachovia Bank, NA

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

Cybex International, Inc.

	By:	/s/ John Aglialoro
August 3, 2007		John Aglialoro
Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
August 3, 2007		Arthur W. Hicks, Jr.
Chief Operating Officer and Chief Financial Officer