Form 10-Q
period 2007-09-29
CYBEX INTERNATIONAL INC
filed 2007-11-08
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 29, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

On November 7, 2007, the Registrant had outstanding 17,339,816 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		As restated		As restated
Net sales	$32,585	$29,849	$102,001	$88,712
Cost of sales	22,083	19,269	66,400	56,719

Gross profit	10,502	10,580	35,601	31,993
Selling, general and administrative expenses	11,354	9,052	32,530	26,973

Operating income (loss)	(852)	1,528	3,071	5,020
Interest expense, net	422	656	584	1,669

Income (loss) before income taxes	(1,274)	872	2,487	3,351
Income tax expense (benefit)	(5,833)	369	(4,271)	(13,927)

Net income	$4,559	$503	$6,758	$17,278

Basic net income per share	$0.26	$0.03	$0.39	$1.07

Diluted net income per share	$0.26	$0.03	$0.38	$1.03

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 29, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,364	$1,419
Accounts receivable, net of allowance of $1,000 and $797	17,395	20,296
Inventories	13,723	9,620
Prepaid expenses and other	2,222	4,176
Deferred tax asset	4,819	3,509

Total current assets	39,523	39,020
Property, plant and equipment, net	34,948	13,055
Goodwill	11,247	11,247
Deferred tax asset	11,736	8,773
Other assets	430	1,282

	$97,884	$73,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,736	$3,762
Accounts payable	7,159	5,570
Accrued expenses	14,967	15,627

Total current liabilities	28,862	24,959
Long-term debt	13,247	—
Other liabilities	3,847	2,751

Total liabilities	45,956	27,710

Contingencies (Notes 3 and 9)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,548 and 17,411 shares issued	1,755	1,741
Additional paid-in capital	67,854	67,503
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(13,718)	(20,476)
Accumulated other comprehensive loss	(1,712)	(850)

Total stockholders’ equity	51,928	45,667

	$97,884	$73,377

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006

		As restated
OPERATING ACTIVITIES:
Net income	$6,758	$17,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,678	2,421
Amortization of deferred financing costs	136	283
Deferred income taxes	(4,273)	(14,031)
Stock-based compensation	135	92
Provision for doubtful accounts	324	172
Change in fair value of interest rate swap	(142)	506
Change in fair value of foreign currency contract	23	176
Changes in operating assets and liabilities:
Accounts receivable	2,628	2,974
Inventories	(4,065)	(533)
Prepaid expenses and other	2,546	(1,274)
Accounts payable, accrued liabilities and other liabilities	1,598	149

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,346	8,213

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,568)	(2,456)

NET CASH USED IN INVESTING ACTIVITIES	(24,568)	(2,456)

FINANCING ACTIVITIES:
Repayments of term loans	(86)	(12,320)
Borrowings under term loans	13,948	—
Repayments under revolving loan	(108,338)	(89,405)
Borrowings under revolving loan	110,697	88,066
Proceeds from issuance of common stock, net of costs	—	9,609
Proceeds from exercise of stock options	162	183
Principal payments on capital leases	(210)	(370)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,173	(4,237)

EFFECT OF FOREIGN CURRENCY ON CASH	(6)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55)	1,520
CASH AND CASH EQUIVALENTS, beginning of period	1,419	807

CASH AND CASH EQUIVALENTS, end of period	$1,364	$2,327

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$692	$802
Cash paid for income taxes	72	279
Common stock issued to directors earned in previous period (Note 4)	47	50

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Restatement of Financial Statements

The financial statements for the quarter ended September 30, 2006 have been restated to recognize the effects of accounting for the interest rate swap with Citizens Bank of Massachusetts under SFAS No. 133, as amended (see Note 6). Prior to June 27, 2007, the interest rate swap did not qualify for hedge accounting and, therefore, changes in fair value should have been recorded in income. Effective June 27, 2007, the Company determined the interest rate swap qualifies as a derivative hedging instrument and accordingly changes in the fair value of this instrument since such date are recorded as a component of accumulated other comprehensive income/loss.

Below is a summary of the effects of the restatement on the Company’s consolidated statements of operation and consolidated statements of cash flows.

	Consolidated Statement of Operation Three Months Ended September 30, 2006			Consolidated Statement of Operation Nine Months Ended September 30, 2006
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Interest expense, net	$150,000	$506,000	$656,000	$1,163,000	$506,000	$1,669,000
Income before income taxes	1,378,000	(506,000)	872,000	3,857,000	(506,000)	3,351,000
Income tax provision (benefit)	561,000	(192,000)	369,000	(13,735,000)	(192,000)	(13,927,000)
Net Income	817,000	(314,000)	503,000	17,592,000	(314,000)	17,278,000
Net income per share
Basic	$.05	$(.02)	$.03	$1.09	$(.02)	$1.07
Diluted	$.05	$(.02)	$.03	$1.05	$(.02)	$1.03

	Consolidated Statement of Cash Flows Nine Months Ended September 30, 2006

	As Previously Reported	Adjustment	As Restated
Net income	$17,592,000	$(314,000)	$17,278,000
Deferred income taxes	(13,839,000)	(192,000)	(14,031,000)
Change in fair value of interest rate swap	—	506,000	506,000

NOTE 2 — CONSOLIDATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 13% and 15% of consolidated net sales for the three and nine months ended September 29, 2007 and 13% and 15% of consolidated net sales for the three and nine months ended September 30, 2006, respectively. Accounts receivable from this customer were $1,879,000 and $1,691,000 at September 29, 2007 and December 31, 2006, respectively.

Sales outside of North America represented 29% and 28% of consolidated net sales for the three and nine months ended September 29, 2007 and 29% of consolidated net sales for the three and nine months ended September 30, 2006, respectively. No single foreign country accounts for greater than 10% of consolidated net sales.

NOTE 3 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," in situations when collection of the lease payments is not probable. At September 29, 2007, the maximum contingent liability under all recourse and guarantee provisions was $4,303,000. A reserve for estimated losses under recourse provisions of $641,000 and $585,000 has been recorded based on historical experience and is included in accrued expenses at September 29, 2007 and December 31, 2006, respectively.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The initial recognition and measurement provisions of this interpretation was applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has recorded a net liability of $60,000 and $70,000 at September 29, 2007 and December 31, 2006, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change. The following table sets forth the change in the liability for product warranties during the nine months ended September 29, 2007:

Balance as of January 1, 2007	$3,197,000
Payments made under product warranties	(3,006,000)
Accrual for product warranties issued	3,392,000

Balance as of September 29, 2007	$3,583,000

NOTE 4 — STOCK-BASED COMPENSATION

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

For the three months ended September 29, 2007, the Company recorded stock-based compensation expense of $48,000 consisting of expenses related to stock options ($21,000) and stock to be issued to directors ($27,000). For the nine months ended September 29, 2007, the Company recorded stock-based compensation expense of $135,000, consisting of expenses related to stock options ($63,000) and stock to be issued to directors ($72,000). For the three months ended September 30, 2006, the Company recorded stock-based compensation expense of $30,000, consisting of expenses related to stock options ($16,000) and stock to be issued to directors ($14,000). For the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $92,000, consisting of expenses related to stock options ($51,000) and stock to be issued to directors ($41,000). These stock-based compensation charges decreased net income by $26,000 and $18,000 for the three month periods ended September 29, 2007 and September 30, 2006, respectively, and had no effect on basic and diluted net income per share for these periods.

These stock-based compensation charges decreased net income by $77,000 and $80,000 for the nine month periods ended September 29, 2007 and September 30, 2006, respectively. Cash received from the exercise of incentive stock options for the nine month periods ended September 29, 2007 and September 30, 2006 totaled $162,000 and $183,000, respectively.

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

A summary of the status of the Company’s stock option plans as of September 29, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2007	695,000	$2.09
Granted	2,500	5.86
Exercised	(110,625)	1.46
Forfeited	(1,250)	1.22

Outstanding at September 29, 2007	585,625	$2.23	5.05	$1,575,000

Options exercisable at September 29, 2007	466,000	$2.06	4.54	$1,335,000

Options expected to vest at September 29, 2007	581,925	$2.21	5.03	$1,579,000

The intrinsic value of options exercised in the three months ended September 30, 2006 was $93,000. No options were exercised during the three months ended September 29, 2007. The intrinsic value of options exercised in the nine months ended September 29, 2007 and September 30, 2006 was $527,000 and $354,000, respectively.

As of September 29, 2007, there was $181,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.0 years.

The options generally vest over a three to five year period (with some subject to cliff vesting). At September 29, 2007, there are 967,500 shares available for future issuance pursuant to the Omnibus Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At September 29, 2007, there are 34,431 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $23,000 and $68,000 for the three months and nine months ended September 29, 2007, respectively, for common stock to be issued in 2008 to the directors for services rendered in 2007, which is included in accrued expenses at September 29, 2007. During the quarter ended March 31, 2007, the Company issued 7,511 shares of common stock to the directors, which had a fair value of $47,000, related to director’s fees earned in 2006, which were included in accrued expenses at December 31, 2006. The Company recorded stock-based compensation expense of $14,000 and $41,000 for three months and nine months ended September 30, 2006, respectively, for common stock issued in 2007 to the directors for services rendered in 2006, which was included in accrued expenses at September 30, 2006. During the quarter ended April 1, 2006, the Company issued 14,344 shares of common stock to the directors, which had a fair value of $52,000, related to director’s fees earned in 2005, which were included in accrued expenses at December 31, 2005.

NOTE 5 — INVENTORIES

Inventories consist of the following:

	September 29, 2007	December 31, 2006
Raw materials	$7,417,000	$5,235,000
Work in process	2,483,000	2,208,000
Finished goods	3,823,000	2,177,000

	$13,723,000	$9,620,000

NOTE 6 — LONG-TERM DEBT AND DERIVATIVES

Long-term debt consists of the following:

	September 29, 2007	December 31, 2006
CIT working capital loan	$6,121,000	$3,762,000
Citizens real estate loan	12,914,000	—
Wachovia term loan	948,000	—

	19,983,000	3,762,000
Less – current portion	(6,736,000)	(3,762,000)

	$13,247,000	$—

In July 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”). The GMAC Credit Agreement originally provided for a $13,000,000 term loan. On June 30, 2006, the outstanding loans under the GMAC Credit Agreement, as amended, were repaid in full from the proceeds of the Company’s common stock public offering (see Note 7). In December 2006, the Company entered into an amendment and restatement of the GMAC Credit Agreement (as restated, “GMAC Amended Credit Agreement”), which provided for a $7,000,000 credit line to finance the purchase of machinery and equipment. No advances were made under this credit line and the GMAC Amended Credit Agreement was terminated in July 2007. In connection with the termination of the GMAC Amended Credit Agreement, the Company wrote-off $136,000 of unamortized deferred financing costs.

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

On July 31, 2007, the Company entered into a Loan Agreement (the “Wachovia Loan Agreement”) with Wachovia Bank, NA (“Wachovia”), providing a $7,000,000 credit line that is available through February 29, 2008 to finance the acquisition of machinery and equipment. The term loan under the Wachovia equipment line, is secured by the equipment financed pursuant to the line. Sixty equal principal payments commence March 1, 2008 and are paid through March 1, 2013.

At September 29, 2007, there were $6,121,000 in working capital loans, a $12,914,000 real estate loan outstanding, and a $948,000 term loan. Availability under the revolving loan fluctuates daily. At September 29, 2007, there was $7,834,000 unused availability under the working capital revolving loan.

The CIT working capital revolving loan bears interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid (7.5% at September 29, 2007) (prior to June 30, 2006, LIBOR plus 2.50% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid). The Citizens real estate loan bears interest at a floating rate equal to LIBOR plus 1.2% per annum. The term loans under the Wachovia equipment line bear interest at LIBOR plus 1.2% to 1.45% based on a performance grid. The GMAC term loans bore interest at LIBOR plus 4% or the prime rate plus 1%. The prime rate was 7.75% and LIBOR was 4.9% at September 29, 2007.

The average outstanding working capital loan balance for the nine months ended September 29, 2007 and September 30, 2006 was $5,902,000 and $115,000, respectively, and the weighted average interest rate was 7.98% and 7.61%, respectively. Interest expense on the working capital loan was $172,000 and $12,000 for the three months ended September 29, 2007 and September 30, 2006, respectively, and $395,000 and $49,000 for the nine months ended September 29, 2007 and September 30, 2006, respectively. Interest expense on the Wachovia term loan was $6,000 for the three and nine months ended September 29, 2007. Interest expense on the CIT term loans was $3,000 for the three months ended September 30, 2006 and $213,000 for the nine months ended September 30, 2006. Interest expense on the GMAC term loans was $1,000, for the three months ended September 30, 2006, and $308,000 for the nine months ended September 30, 2006.

The CIT Amended Financing Agreement, the Citizens Loan Agreement and the Wachovia Loan Agreement require the Company to maintain certain financial covenants, such as maintaining a minimum fixed charge ratio, a leverage ratio and a limitation on annual capital expenditures. At September 29, 2007, the Company failed to meet the minimum fixed charge ratio test, and obtained a waiver from each lender for the quarter then ended. Shortly after the end of the quarter, the Company came back into compliance with the covenant and, as of the date of this Report, the Company is in compliance with all financial covenants. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The Company’s credit agreements contain cross default provisions to each other.

At September 29, 2007 long-term debt maturities are as follows:

Remainder of 2007	$130,000
2008	662,000
2009	6,831,000
2010	710,000
2011	710,000
Thereafter	10,940,000

19,983,000
Less current portion of long-term debt	(6,736,000)

$13,247,000

In August 2005, the Company sold its prior manufacturing, warehouse and office facility located in Owatonna, Minnesota for $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contained renewal options as well as options to terminate the lease if the Company elected to relocate. On September 30, 2007, the lease was terminated in connection with the move to the Company’s new Owatonna facility. Due to the option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction and payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, which was amortized through September 29, 2007. At September 29, 2007 and September 30, 2006, $0 and $438,000, respectively, of the deferred gain was included in accrued expenses and $0 and $110,000, respectively, was included in other long-term liabilities.

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

On September 8, 2004, the Company entered into two interest rate caps with a financial intermediary to lock in one-month LIBOR at a maximum of 3% for the two-year period ended September 8, 2006 related to the Company’s GMAC term debt facility and CIT working capital revolving loan credit facility. The cost of the interest rate caps was $97,000. On May 31, 2006, the Company terminated its agreement with the financial intermediary and received proceeds of $79,000. The interest rate caps were accounted for as cash flow hedges and the cost of the interest rate caps was amortized on a straight-line basis over two years, which approximated the period during which the individual caplets related to each forecasted interest payment were to expire. Changes in the fair value of the interest rate caps were recorded within accumulated other comprehensive loss. For the three and nine months ended September 30, 2006, the change in the fair value of the interest rate caps was a decrease of $0 and $103,000, respectively.

In February 2005, the Company entered into a series of 13 forward contracts with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid the Company $265,000 each month. In February 2006, the Company entered into a series of 13 monthly forward contracts that began on April 1, 2006 with the final contract completed April 1, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $265,000 each month. In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company pays a bank 150,000 British Sterling and the bank pays the Company $290,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transactions are not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of the hedge resulted in a loss of $9,000 and $26,000 for the three months ended September 29, 2007 and September 30, 2006, respectively, and a loss of $23,000 and $176,000 for the nine months ended September 29, 2007 and September 30, 2006, respectively.

On June 29, 2006, the Company entered into an interest rate swap agreement with Citizens which was initiated on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 6.95% fixed rate throughout the duration of the loan. The swap and interest payments on the debt will settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. Prior to June 27, 2007, the change in the fair value of the interest rate swap was included as a component of interest expense. During the third quarter of 2006, the Company recorded $506,000 of expense related to the change in fair value associated with this interest rate swap (see Note 1). The change in fair value of the hedge resulted in income of $336,000 and $289,000 for the three and six months ended June 30, 2007. Effective June 27, 2007, the Company determined the interest rate swap qualifies as a derivative hedging instrument, and, accordingly changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive income. For the three months ended September 29, 2007 and for the period from June 27, 2007 through September 29, 2007, the change in the fair value of the interest rate swap was an increase in the liability of $364,000 and $375,000, respectively. The fair value of the interest rate swap ($592,000) is included in other liabilities at September 29, 2007.

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

At September 29, 2007, there are 1,756,115 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At September 29, 2007, warrants to purchase 189,640 and 13,350 shares of common stock at $.10 per share were outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$4,559,000	$503,000	$6,758,000	$17,278,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(169,000)	(106,000)	(479,000)	(385,000)
Change in fair value of hedge	(372,000)	—	(383,000)	(24,000)
Reclassification for settlement of hedge	—	—	—	(79,000)

Comprehensive income	$4,018,000	$397,000	$5,896,000	$16,790,000

The following summarizes the components of accumulated other comprehensive loss at September 29, 2007 and December 31, 2006:

	September 29, 2007	December 31, 2006
Cumulative translation adjustment	$(1,329,000)	$(850,000)
Fair value of hedge	(383,000)	—

Total	$(1,712,000)	$(850,000)

NOTE 8 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Shares used in computing basic net income per share	17,340,000	17,185,000	17,291,000	16,128,000
Dilutive effect of options and warrants	536,000	638,000	592,000	659,000

Shares used in computing diluted net income per share	17,876,000	17,823,000	17,883,000	16,787,000

For the three and nine months ended September 29, 2007, options to purchase 32,500 and 30,000 shares, respectively of common stock at exercise prices ranging from $5.86 to $7.37 and $7.37 per share, respectively, were outstanding but were not included in the calculation of diluted net income per share as the result would be anti-dilutive.

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

NOTE 10 — INCOME TAXES

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, reevaluates the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” based upon the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $14,421,000 effective July 1, 2006 and by $5,244,000 effective September 29, 2007. The 2006 reduction to the valuation allowance resulted in income tax expense of $369,000 and an income tax benefit of $13,927,000, respectively for the three and nine months ended September 30, 2006. The 2007 reduction to the valuation allowance resulted in a net tax benefit of $5,833,000 and $4,271,000, respectively, for the three and nine months ended September 29, 2007, net of income tax benefit of $589,000 and income tax expense of $973,000 respectively.

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

Approximately $42,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $46,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses.

The net deferred tax asset balance of $16,555,000 at September 29, 2007 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at September 29, 2007 is $1,355,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $2,736,000, or 9%, to $32,585,000 for the third quarter of 2007 from $29,849,000 for the third quarter of 2006. For the nine months ended September 29, 2007, net sales increased $13,289,000, or 15%, to $102,001,000 from $88,712,000 compared to the same period in 2006. For the third quarter of 2007, sales of cardiovascular products increased $2,925,000, or 20%, to $17,711,000 while sales of strength products increased $34,000, or 0%, to $11,988,000 compared to the same period in 2006. For the nine months ended September 29, 2007, sales of cardiovascular products increased $8,040,000, or 17%, to $54,134,000 and sales of strength products increased $5,528,000, or 17%, to $38,854,000 compared to the same period in 2006. The sales increase of cardiovascular products for the third quarter and the nine month period was predominantly driven by sales of the 445T treadmill, Cordless Arc Trainers, 425A Arc Trainer and the Home Arc Trainer, each of which is a new product first introduced in the third and fourth quarters of 2006. Sales of strength equipment were negatively impacted during the quarter ended September 29, 2007 by production delays related to the relocation to our new Owatonna manufacturing facility. The sales increase of strength products for the nine month period was primarily due to sales of VR3, the new strength line introduced at the end of 2005. Freight, parts and other revenue decreased $223,000, or 7%, to $2,886,000 in the third quarter of 2007 and decreased $279,000, or 3%, to $9,013,000 for the nine months ended September 29, 2007.

GROSS MARGIN

Gross margin for the third quarter of 2007 decreased by 3.2% to 32.2% from 35.4% for the same period in 2006. The margin was impacted unfavorably by facility related relocation costs (1.7%), higher warranty costs (1.3%) and higher facility costs (0.9%) relating to the new Owatonna facility. Higher overhead absorption at the Medway facility along with other cost improvements (0.7%) partially offset the unfavorable variances mentioned above.

Gross margin for the nine months ended September 29, 2007 decreased by 1.2% to 34.9% from 36.1% compared to the same period in 2006. The margin was impacted unfavorably by higher warranty costs (0.6%), and facility related relocation costs (0.6%).

The price of steel, a major component of our products, fluctuates from time to time. The negative impact from changes in steel prices in the third quarter and nine months of 2007 and 2006 was minimal. We are uncertain of the likely impact of steel prices on margins over the next twelve months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $2,302,000, or 25%, to $11,354,000 in the third quarter of 2007 compared to $9,052,000 in the third quarter of 2006, predominantly due to an increase in domestic and international selling and marketing expenses ($603,000), costs to repair older treadmills ($600,000), and an increase in product development costs ($427,000). For the nine months ended September 29, 2007, selling, general and administrative expenses increased by $5,557,000, or 21%, to $32,530,000 compared to $26,973,000 for the comparable period in 2006, predominantly due to an increase in domestic and international selling and marketing expenses ($2,633,000), an increase in product development costs ($1,435,000), and costs to repair older treadmills ($680,000). The balance of the increase in these expenses is primarily comprised of smaller amounts including higher general salary levels. The increase in product development costs for the three and nine months ended September 29, 2007 includes $247,000 and $980,000 of expenses, respectively, related to a product development agreement. Selling, general and administrative expenses represented 35% and 32% of sales for the three and nine months ended September 29, 2007 and 30% of sales for the three and nine months ended September 30, 2006, respectively.

NET INTEREST EXPENSE

Net interest expense decreased by $234,000 in the third quarter of 2007 compared to the corresponding period of 2006. For the nine months ended September 29, 2007, net interest expense decreased by $1,085,000. The decrease in the third quarter of 2007 reflects the effects of an interest rate swap agreement, which increased interest expense for the third quarter of 2006 by $506,000 partially offset by higher principal balances principally related to debt incurred in connection with the purchase of our new Owatonna facility and related capital expenditures. The decrease for the nine months ended September 29, 2007 relates primarily to the interest rate swap expense of $506,000 in 2006 compared to $289,000 of income recognized in 2007 with respect to the interest rate swap as well as lower deferred refinancing costs. We expect that the net interest expense will increase during the balance of 2007 compared to the corresponding 2006 period due to the additional debt incurred in connection with our new Owatonna manufacturing facility.

INCOME TAXES

In 2002, we established a valuation allowance against all of our deferred tax assets. We on a quarterly basis reevaluate the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006, which resulted in income tax expense of $369,000 and an income tax benefit of $13,927,000, respectively for the three and nine months ended September 30, 2006. Effective September 29, 2007 we further reduced the valuation allowance by $5,244,000, resulting in a net tax benefit of $5,833,000 and $4,271,000, respectively, for the three and nine months ended September 29, 2007, net of income tax benefit of $589,000 and income tax expense of $973,000, respectively. During the period from the establishment of the valuation allowance in 2002, to the July 1, 2006 reduction of the valuation allowance, our income tax provision was limited to state taxes and federal alternative minimum taxes. We have recorded an income tax provision of approximately 41% for the periods following the July 1, 2006 reduction of the valuation allowance. Actual cash outlays for taxes, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2006, U.S. federal operating loss carryforwards of approximately $23,477,000 were available to us to offset future taxable income and, as of such date, we had foreign net operating loss carryforwards of $2,568,000, federal alternative minimum tax credit carryforwards of $540,000 and federal research and development tax credit carryforwards of $129,000. The net deferred tax asset balance of $16,555,000 at September 29, 2007 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at September 29, 2007 is $1,355,000. We will continue to assess the need for the remaining valuation allowance in future periods.

We adopted the provisions of FIN 48 on January 1, 2007. The impact of FIN 48 on our financial position is discussed in Note 10 to the condensed consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2007, we had working capital of $10,661,000 compared to $14,061,000 of working capital at December 31, 2006. The change in working capital is primarily due to the increase in the current portion of debt related to the acquisition of our new approximate 340,000 square foot, manufacturing, office and warehouse facility located in Owatonna, Minnesota (the “Owatonna facility”).

For the nine months ended September 29, 2007, we generated $8,346,000 of cash from operating activities compared to $8,213,000 for the nine months ended September 30, 2006. The increase in cash provided by operating activities is primarily due to the increase in accounts payable and a decrease in prepaid expenses offset by an increase in inventory. The increase in inventory primarily relates to an increase of $2,100,000 in raw materials for new products, primarily the 750T and VR1 as well as outsourced parts for the Arc Trainer and a $1,600,000 buildup of finished goods inventory mainly due to increased volumes.

Cash used in investing activities of $24,568,000 during the nine months ended September 29, 2007 consisted of $15,798,000 for the purchase of our new Owatonna manufacturing facility, purchases and deposits on manufacturing tooling and equipment of $7,190,000, primarily related to our new Owatonna facility, $824,000 of renovations to our Medway manufacturing facility and computer hardware and software of $756,000 including costs associated with an upgrade to our ERP system. Cash used in investing activities of $2,456,000 during the nine months ended September 30, 2006 relates primarily to purchases of equipment and tooling for the manufacture of new products and improvements to our computer network.

For the nine months ended September 29, 2007, cash provided by financing activities of $16,173,000 consisted primarily of the $13,000,000 real estate loan which financed in part the acquisition of the Owatonna facility, net working capital loan borrowings of $2,359,000, and a $948,000 term loan which financed certain manufacturing equipment. For the nine months ended September 29, 2006, cash used in financing activities of $4,237,000 consisted of term and net working capital loan payments of $13,659,000, partially offset by the proceeds of our public offering of common stock of $9,617,000.

We have credit facilities with The CIT Group/Business Credit, Inc. (“CIT”), Citizens Bank of Massachusetts (“Citizens”), and Wachovia Bank, NA (“Wachovia”). Our credit facility with GMAC Commercial Finance, LLC (“GMAC”) was terminated in July 2007. Our CIT Amended Financing Agreement provides for working capital loans of up to the lesser of $14,000,000, or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provides for a $13,000,000 real estate loan which was advanced June 28, 2007 to finance the acquisition of the Owatonna facility. We entered into the Wachovia Loan Agreement in July 2007, providing up to $7,000,000 in a term loan which may be advanced through February 29, 2008 to finance the acquisition of machinery and equipment. The CIT loans are secured by substantially all of our assets except real estate, fixtures and equipment and mature on June 30, 2009. The Citizens real estate loan is secured by a mortgage on the Owatonna facility and matures on July 2, 2014. The Wachovia loan is secured by any equipment that is financed through the line, and mature on March 1, 2013.

At September 29, 2007, there were $6,121,000 in working capital loans, a $12,914,000 real estate loan and a $948,000 term loan. Availability under the revolving loan fluctuates daily. At September 29, 2007, there was $7,834,000 in unused availability under the working capital revolving loan facility.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements as of September 29, 2007:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt (a)	$19,983,000	$130,000	$7,493,000	$1,420,000	$10,940,000
Royalty agreement	1,890,000	390,000	720,000	720,000	60,000
Capital lease obligations (b)	128,000	90,000	38,000	—	—
Operating lease commitments	800,000	431,000	356,000	13,000	—
Purchase obligations	19,740,000	16,752,000	2,988,000	—	—

TOTAL	$42,541,000	$17,793,000	$11,595,000	$2,153,000	$11,000,000

(a)	As discussed in Note 6, the working capital loans are classified as current. For the purpose of this table, the loans are shown as maturing in 2009.
(b)	Includes future interest obligation

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At September 29, 2007, the maximum contingent liability under all recourse provisions was approximately $4,303,000. A reserve for estimated losses under recourse provisions of $641,000 has been recorded based upon historical and industry experience, and is included in accrued liabilities at September 29, 2007.

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

Legal matters. The Company will record a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible, or remote, the adequacy of accruals for probable loss contingencies.

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

Valuation of deferred tax assets. In 2002, the Company established a full valuation allowance against its net deferred tax assets. Effective July 1, 2006, management reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $14,421,000 effective July 1, 2006. As part of its quarterly process to reevaluate the need for this valuation allowance, effective September 29, 2007 the Company further reduced the valuation allowance by $5,244,000, resulting in a net tax benefit of $5,833,000 and $4,271,000, respectively, for the three and nine months ended September 29, 2007, net of income tax benefit of $589,000 and income tax expense of $973,000 respectively. The net deferred tax asset balance of $16,555,000 at September 29, 2007 represents the amount that management believes is more-likely-than-not to be realized and the remaining valuation allowance at September 29, 2007 is $1,355,000. Management will continue to assess the need for the remaining valuation allowance in future periods. Approximately $42,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $46,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

On September 30, 2007, the Lease for Commercial Land and Building dated July 25, 2005, as amended (the “Hughes Lease”), between the Company and Doug Hughes Properties, LLC was terminated by agreement of the parties. The Company leased its former Owatonna, Minnesota manufacturing facility pursuant to the Hughes Lease, and the termination thereof was in connection with the Company’s move to its new Owatonna facility.

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

Cybex International, Inc.

	By:	/s/ John Aglialoro
November 7, 2007		John Aglialoro
Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
November 7, 2007		Arthur W. Hicks, Jr.
Chief Operating Officer and Chief Financial Officer