Form 10-K
period 2007-12-31
CYBEX INTERNATIONAL INC
filed 2008-03-12
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Large accelerated filer [    ]                    Accelerated filer [X]                    Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 was $79,368,268.

The number of shares outstanding of the registrant’s classes of common stock, as of March 12, 2008

Common Stock, $.10 Par Value — 17,380,221 shares

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

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions):

	2007		2006		2005
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Cardiovascular products	$78.9	54%	$67.8	53%	$61.4	54%
Strength systems	55.2	38	46.3	36	40.4	35
Parts	5.2	4	5.6	5	5.7	5
Freight and other sales (1)	7.2	4	7.2	6	7.1	6

	$146.5	100%	$126.9	100%	$114.6	100%

(1)	Reflects shipping and handling fees and costs included on customer invoices.

“Eagle”, “Stableflex”, and “VR2” are registered trademarks of Cybex, and “Arc Trainer”, “CX-445T”, “Cybex Arc Trainer”, “Cyclone”, “Cyclone-S”, “FT360”, “Home Arc”, “LCX-425T”, “Legacy”, “MG500”, “Pro+”, “Safety Sentry”, “Sport +”, “Total Body Arc Trainer”, “Trotter Elite”, “VR”, “VR1” and “VR3” are trademarks of Cybex. “Trazer” is a registered trademark of Trazer Technologies, Inc., used by Cybex under license.

Cardiovascular Products.

The Company’s cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. The Company’s cardiovascular products include cross trainers, treadmills, bikes and steppers. The Company also offers a three-dimensional optical tracking and measurement system under the name Trazer. All of the Company’s cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user. All of the cardiovascular products, except the Home Arc, can be equipped with optional TV monitors that feature controls integrated into the control console, with an incremental list price of $1,525.

Cross Trainers. Cybex Arc Trainer is a product designed to provide the user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance up to 900 Watts in the commercial version to meet the demands ranging from the casual user to the athlete. The control console is based on the Pro+ treadmill console, facilitating cross-use of these products. The Total Body Arc Trainer retains all of the functionality of the original Arc Trainer and adds upper body motion to provide for total body training. In 2006, the Company introduced four new versions of the Arc Trainer: the 350A Home Arc for the consumer market, the 425A for the light commercial and high-end consumer markets, and self-powered (cordless) versions of lower body and total body units for commercial use. The Arc Trainer’s list price ranges from $3,495 to $6,795.

Treadmills. The Company has four treadmill models, the Legacy 750T, Pro+, CX-445T, and LCX-425T. The LCX-425T is a high-end consumer and light commercial product while the other models are for the commercial market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. The CX-445T, Pro+ and Legacy 750T also include an innovative safety feature known as Safety Sentry which causes the treadmill to stop once it detects inactivity with the user. All treadmills are equipped with contact heart rate monitoring and deck suspension system and include wireless heart rate monitoring capabilities. The Company’s treadmills have list prices ranging from $4,795 to $7,495.

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

Steppers. The Company has one model of steppers targeting the commercial marketplace. The Cyclone-S Stepper features the family display common to the bikes, the Pro+ and the Total Body Arc Trainer as well as an advanced ergonomic handrail design, contact and Polar heart rate monitoring and patented drive system. The list price of the Cyclone-S is $3,395.

Trazer. The Company introduced during 2005 a three-dimensional optical tracking and measurement system. The system is sold under the trademark Trazer and provides a three-dimensional virtual world simulation that provides exercise and objective measurement in both game-like and real world simulations. The list price of Trazer is $6,495.

Strength Training Products.

Strength training equipment provides a physical workout by exercising the musculo-skeletal system. The Company’s strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, modular multi-station units, MG500 multi-gym, the FT360s, plate-loaded equipment and free-weight equipment.

Selectorized Equipment. Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

The Company’s selectorized equipment is sold under the trademarks “VR1”, “VR3” and “Eagle.” The VR1 line represents a value-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. This 15 piece line was introduced in 2007 as a replacement for the VR line which was phased out in

2007. The VR3 line is a 23 piece line designed for exceptional ease of use in fitness facilities. Eagle represents the Company’s premier line and features a complete scope of use; it features ease-of-use as well as patented and patent pending technologies to meet the needs of performance oriented individuals and facilities. The Company currently sells 95 selectorized equipment products under the above lines with list prices between $2,495 and $6,275.

Modular Multi-Station Units. This product line has the advanced design and high performance features of a selectorized equipment line while being able to be configured into a multiple station design. Pricing for the multi-station units depends on configuration. The list price of a typical configuration is $10,665.

MG500 Multi-gym. The Company’s MG500 multi-gym features over 30 biomechanically correct exercises. The multi-gym uses considerably less space than multiple selectorized single station equipment. It contains three weight stacks to meet the needs of the commercial market, especially hotels, corporate fitness centers and other small-scale locations. This product has a list price ranging from $7,495 to $7,695.

FT360s. The FT360s is a functional trainer that delivers an unlimited range of movements and exercises using arms that are capable of multiple positioning. This unit targets the personal training and rehabilitation markets and has a $4,525 list price.

Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. There are 21 plate-loaded products, ranging in price from $1,195 to $3,745.

Free-Weight Equipment. The Company also sells free-weight benches and racks and compliments them with OEM supplied dumbbells, barbells and plates. The Company offers 25 items of free-weight equipment with list prices ranging from $345 to $1,895.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Management estimates that consumer sales represent less than 10% of 2007 net sales. Typical commercial customers are health clubs, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and corporate fitness and community centers. Sales to one customer, Cutler-Owens International Ltd., an independent authorized dealer, represented 14.0%, 15.2% and 15.4% of the Company’s net sales for 2007, 2006 and 2005, respectively. Sales to Snap Fitness, Inc. or its franchisees represented 13.1%, 6.4% and 1.2% of the Company’s net sales for 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2007, 2006 or 2005.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.cybexinternational.com). The Company services its products through independent authorized dealers, international distributors, a network of independent service providers and its own service personnel.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 12, 2008, the Company has approximately 75 active dealers with 304 locations in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer. The domestic sales team includes 21 territory managers or reps, 13 regional or national account managers, and one Senior Vice President.

The national account team focuses on major market segments such as health clubs and gyms, hotels, resorts, the U.S. government and organizations such as YMCAs, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 25 national accounts.

Sales outside of North America accounted for approximately 28%, 27% and 29% of the Company’s net sales for 2007, 2006 and 2005, respectively. The international sales force consists of one Senior Vice President, one Vice President, five regional sales managers, one operations manager and one operations coordinator. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom. Cybex UK has 22 employees. The Company utilizes independent distributors for the balance of its international sales. There are approximately 66 independent distributors in 74 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

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

Warranties

All products are warranted for up to three years for labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and type of equipment. Warranty expense for the years ended December 31, 2007, 2006 and 2005 was $5,220,000, $3,323,000 and $3,048,000, respectively.

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

Product Development

Research and development expense for the years ended December 31, 2007, 2006 and 2005 was $6,673,000, $4,812,000 and $3,982,000, respectively. At December 31, 2007, the Company had the equivalent of 37 employees engaged in ongoing research and development programs. In addition, the Company has entered into a product development agreement pursuant to which a third party provides product design and development consulting services over a multi-year period on an exclusive basis. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Senior Vice President of Research and Development.

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

Insurance

The Company’s product liability insurance provides an aggregate of $5,000,000 of coverage on a claims made basis. These policies include a deductible of $100,000 on claims made after December 1, 2007 or $250,000 for claims made prior to December 1, 2007, with, in each case, an annual aggregate deductible of $750,000. Reserves for self insured retention are included in accrued expenses on the consolidated balance sheet.

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

Employees

On March 12, 2008, the Company employed 608 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

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

We have been involved in a number of litigation matters and expect legal claims in the future. In recent years we have been involved in a number of litigation matters, including with respect to product liability, intellectual property rights, disputes with dealers and a dispute involving a person from whom we acquired a business. In 2006 and 2007 we paid a total of approximately $6.3 million in satisfaction of judgments entered against us in two matters. We expect that we will continue to be involved in litigation in the ordinary course of business. While we maintain reserves for estimated litigation losses, one or more adverse determinations in litigation affecting us could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

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

We rely on third party dealers and distributors to sell and service a significant portion of our products. In 2007, more than half of our total net sales were to our independent authorized dealers in North America and to independent distributors internationally. These third party dealers and distributors may terminate their relationships with us, or fail to commit the necessary resources to sell or service our products to the level of our expectations. If current or future third party dealers or distributors do not perform adequately, or if we fail to maintain our existing relationships with them or fail to recruit and retain dealers or distributors in particular markets or geographic areas, our revenues may be adversely affected and our operating results could suffer.

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

We may have a contingent liability related to the arrangement of third party financing. We offer to our customers leasing and other financing of products by third party providers, for which we may receive a fee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2007, our maximum contingent liability under all recourse provisions was approximately $4,541,000. While we maintain a reserve for estimated losses under these recourse provisions, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if actual losses were to materially exceed the related reserve.

Unfavorable international political or economic changes and/or currency fluctuations could negatively impact us. Approximately 28% and 27% of our sales in 2007 and 2006, respectively, were derived from outside North America. Political or economic changes and/or currency fluctuations in countries in which we do business could negatively impact our business and financial results, including decreases in our revenues and profitability.

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

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and financial results may suffer. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our business and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could also be a material adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company occupies approximately 120,000 square feet of space in Medway, Massachusetts and approximately 340,000 square feet of space in Owatonna, Minnesota for administrative offices, manufacturing, assembly and warehousing. Both facilities are owned by the Company. The Company also utilizes outside warehousing.

Cybex UK, the Company’s wholly-owned United Kingdom subsidiary, leases approximately 728 square feet of space in Measham, England. This space is utilized for the subsidiary’s direct sales and service efforts in the United Kingdom, which serves Cybex’s operations throughout Europe.

The Company’s manufacturing facilities are equipped to perform fabrication, machining, welding, grinding, assembly and powder coating of its products. These facilities are well maintained and kept in good repair. Management believes that the Company’s facilities are adequate for its operations for the foreseeable future.

Additional information concerning the financing of the Company’s facilities are described in Notes 7 and 12 to the Company’s consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards of product liability litigation; however, the Company has maintained, and expects to continue to maintain, insurance coverage which management believes is adequate to protect against these risks. Reserves for self insured retention are included in accrued expenses in the consolidated balance sheet.

Litigation and Contingencies

The Company is involved in certain legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 12, 2008 were as follows:

Name	Age	Position
John Aglialoro	64	Chairman and Chief Executive Officer
Arthur W. Hicks, Jr.	49	President, Chief Operating Officer and Chief Financial Officer
Edward Kurzontkowski	44	Senior Vice President of Manufacturing and Engineering
Raymond Giannelli	54	Senior Vice President of Research and Development
Edward J. Pryts	47	Senior Vice President of Sales – North America
John P. Young	45	Senior Vice President of Sales – International
Galen S. Lemar	61	Senior Vice President/President-Cybex Capital Corp.

Mr. Aglialoro has served as Cybex’s Chief Executive Officer since 2000. Mr. Aglialoro is also the Chairman of UM Holdings Ltd., which he co-founded in 1973. UM Holdings Ltd. is the Company’s principal stockholder. He served as a Director and Chairman of Trotter Inc. (“Trotter”) from 1983 until Trotter’s merger with Cybex in 1997, from which time he has served as the Chairman of the Company’s Board of Directors.

Mr. Hicks is the Company’s President, Chief Operating Officer and Chief Financial Officer. Mr. Hicks has served the Company as President since January 1, 2008, as Chief Operating Officer since 2006 and as Chief Financial Officer since 2002. He also held the title Executive Vice President from 2006 until his appointment as President. Prior to 2006, he served Cybex through a service agreement between the Company and UM Holdings Ltd., where he was employed as Chief Financial Officer since 1988. He was a director of Trotter from 1994 to 1997 and has served as a director of Cybex since 1997.

Mr. Kurzontkowski has served as the Company’s Senior Vice President of Manufacturing and Engineering since 2003. He joined Trotter in 1981 and has served the Company in a variety of capacities, including Senior Vice President of Manufacturing from 2001 to 2002 and Executive Vice President of Operations from 2002 to 2003.

Mr. Giannelli has served as the Company’s Senior Vice President of Research and Development since 2003. He first joined Cybex in 1975 and served in various positions including Vice President of Research and Development. In 1991, Mr. Giannelli left Cybex and joined Trotter as the Vice President of Research and Development and continued to maintain that position after the merger of Trotter with Cybex. Mr. Giannelli left Cybex in 1999 and returned in 2001 to assist in Cybex’s research and development effort as the Chairman of the Cybex Institute.

Mr. Pryts has served as the Company’s Senior Vice President of Sales – North America since January 2007. Mr. Pryts first joined Trotter in 1993 and has served the Company in a variety of capacities, including Vice President of Sales – North America from 2002 to 2006 and Vice President of Domestic Sales from 2000 to 2002.

Mr. Young has served as the Company’s Senior Vice President of Sales – International since January 2007. He first joined Cybex in 1999 and has served in several capacities, including Vice President of International Sales from 2001 to 2006.

Mr. Lemar has served as the Company’s Senior Vice President and the President of the Company’s wholly-owned subsidiary, Cybex Capital Corp., since January 1, 2008. He was originally employed by the Company from 2001 to 2006 in several capacities, most recently as its Senior Vice President of Sales and Marketing from 2003 to 2006. From 2006 to 2007 he was employed by Main Street National Bank as its Executive Vice President of Financing and Operations.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares have been traded on the NASDAQ Global Market since November 2006, prior to which time the shares were traded on the American Stock Exchange (AMEX). The Company’s NASDAQ symbol is CYBI.

The following table shows the high and low market prices as reported by NASDAQ or the AMEX, as applicable:

	2007		2006
Calendar	High	Low	High	Low
First Quarter	$6.55	$4.92	$6.80	$3.50
Second Quarter	7.32	5.29	7.11	5.28
Third Quarter	7.04	4.43	6.91	5.05
Fourth Quarter	5.22	4.07	7.70	5.50

As of March 12, 2008, there were approximately 457 common stockholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

Under the Company’s credit agreements, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

On December 13, 2007, a warrant holder exercised its warrant to purchase 5,100 shares of common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued to the warrant holder 4,997 shares of common stock of the Company.

The Company issued the warrant in 2004 in connection with a private placement of its common stock. In issuing the shares of the Company’s common stock underlying the warrant, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the transactions did not involve a public offering.

The following table summarizes securities authorized for issuance under equity compensation plans at December 31, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	734,625	$2.70	852,931	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	734,625	$2.70	852,931

(1)	Includes 818,500 shares available for issuance under the Company’s 2005 Omnibus Incentive Plan and 34,431 shares available for issuance under the Company’s 2002 Stock Retainer Plan for Nonemployee Directors. See Note 8 to the Company’s consolidated financial statements for a description of these plans.

Performance Graph

The following graph compares the five-year cumulative total return (change in stock price plus reinvested dividends) on the Company’s common stock with the total returns of the NASDAQ Market Value Index, a broad market index covering stocks listed on the NASDAQ, and the companies in the Sporting and Athletic Goods industry (SIC Code 3949), a group encompassing approximately eight companies (the “SIC Code Index”). The performance graph is deemed furnished and not filed with the Securities and Exchange Commission.

Comparison of 5-Year Cumulative Total Return of

Cybex International, Inc., NASDAQ Market Value Index

and the SIC Code Index (2)

	2002	2003	2004	2005	2006	2007
Cybex International, Inc.	$100.00	$87.14	$292.14	$264.29	$428.57	$325.71
SIC Code Index	100.00	131.49	145.68	126.58	135.50	103.41
NASDAQ Market Value Index	100.00	150.36	163.00	166.58	183.68	201.91

(2) Assumes $100 invested on December 31, 2002 and dividends are reinvested. Source: Hemscott, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2007. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31
	2007		2006		2005		2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$146,503		$126,924		$114,646		$103,421	$90,480
Cost of sales	95,683		80,241		73,169		65,640	59,321

Gross profit	50,820		46,683		41,477		37,781	31,159
Selling, general and administrative expenses (including bad debt expense)	42,224		36,757		33,908		30,900	29,367
Litigation charges	—		—		4,605	(c)	—	—

Operating income	8,596		9,926		2,964		6,881	1,792
Interest income	21		46		5		14	12
Interest expense	(984)		(1,885)		(2,657)		(3,539)	(3,643)
Other income, net	—		—		—		—	27

Income (loss) before income taxes	7,633		8,087		312		3,356	(1,812)
Income tax provision (benefit)	(2,121	)(a)	(11,967	)(b)	251		131	(51)

Net income (loss)	9,754		20,054		61		3,225	(1,761)
Preferred stock dividends	—		—		—		(276)	(244)

Net income (loss) attributable to common stockholders	$9,754		$20,054		$61		$2,949	$(2,005)

Basic earnings (loss) per share	$.56		$1.22		$.00		$.26	$(.23)

Diluted earnings (loss) per share	$.55		$1.18		$.00		$.24	$(.23)

(a)	Includes a benefit of $5,377 resulting from a reduction in the valuation allowance for deferred income taxes.
(b)	Includes a benefit of $15,361 resulting from a reduction in the valuation allowance for deferred income taxes.
(c)	Consists of $4,605 pre-tax charges relating primarily to the Colassi and Kirila litigation matters.

	December 31
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Working capital	$18,186	$14,061	$4,478	$3,318	$(4,882)
Total assets	98,129	73,377	55,672	54,486	53,388
Long-term debt (including current portion)	18,950	3,762	13,659	20,605	27,086
Capital leases (including current portion)	82	330	813	1,056	1,023

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales:

	Year Ended December 31
	2007	2006	2005
Net sales	100%	100%	100%
Cost of sales	65	63	64

Gross profit	35	37	36
Selling, general and administrative expenses, including bad debt expense	29	29	30
Litigation charges	—	—	4

Operating income	6	8	2
Interest expense, net	1	2	2

Income before income taxes	5	6	—
Income tax provision (benefit)	(2)	(10)	—

Net income	7%	16%	—%

NET SALES

Our net sales increased $19,579,000, or 15%, to $146,503,000 in 2007 compared with a $12,278,000, or 11%, increase in 2006 compared to 2005.

The increase in 2007 was attributable to an increase in sales of cardiovascular products of $11,106,000, or 16%, to $78,940,000, and increased sales of strength training products of $8,836,000, or 19%, to $55,167,000, partially offset by decreased parts and other sales of $363,000, or 3%, to $12,396,000. The sales increase of cardiovascular products in 2007 was predominantly driven by sales of the 750T treadmill which is a new product first introduced in the third quarter of 2007 along with sales of the 445T treadmill, Cordless Arc Trainers and 425A Arc Trainer, each of which is a new product first introduced in the third and fourth quarters of 2006. The sales increase of strength products in 2007 was primarily due to sales of VR1, the strength line introduced in the second quarter of 2007 along with VR3, the new strength line introduced at the end of 2005.

The increase in net sales in 2006 was attributable to an increase in sales of cardiovascular products of $6,466,000, or 11%, to $67,834,000, and increased sales of strength training products of $5,909,000, or 15%, to $46,331,000, partially offset by decreased freight, parts and other sales of $97,000, or 1% to $12,759,000. The sales increase of cardiovascular products in 2006 was predominantly driven by an increase in sales of the LCX-425T treadmill, first introduced in November 2005 for the light commercial and high-end consumer markets, and the Home Arc, which is a consumer version of the Arc Trainer and first introduced in October 2006. The sales increase of strength training products in 2006 was primarily due to sales of VR3, the new strength line introduced at the end of 2005.

Sales outside of North America represented 28%, 27% and 29% of consolidated net sales in 2007, 2006 and 2005, respectively.

GROSS MARGIN

Gross margin was 34.7% in 2007, compared with 36.8% in 2006 and 36.2% in 2005. Margins decreased in 2007 due to higher warranty costs (.9%), start-up costs and higher fixed overhead associated with our new Owatonna facility (.8%) and product mix (.4%). Margins increased from 2005 to 2006 due to increased sales volume (.8%) partially offset by reduced product pricing (.2%).

The price of steel, a major component of our products, fluctuates from time to time. The negative impact on gross margins from changes in steel prices in 2007 and 2006 was minimal compared to the corresponding period of 2005. We are uncertain of the likely impact of steel prices on margins for 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense, increased by $5,467,000, or 15%, in 2007 to $42,224,000 compared to an increase of $2,849,000, or 8%, in 2006. As a percentage of net sales, these expenses were 29%, 29% and 30% in 2007, 2006 and 2005, respectively. The 2007 increase in selling, general and administrative expenses was predominantly due to an increase in domestic and international selling and marketing expenses ($3,256,000) and an increase in product development costs ($1,861,000). The balance of the increase in these expenses is primarily comprised of smaller amounts including higher salary levels. The increase in product development costs includes $1,260,000 of expenses related to a product development agreement.

The 2006 increase in selling, general and administrative expenses was predominantly due to an increase in product development costs ($830,000) and an increase in the domestic and international selling expenses ($744,000). The balance of the increase in these expenses is primarily comprised of higher general salary levels and increased insurance costs.

LITIGATION CHARGES

Litigation charges for the year ended December 31, 2005 relate to a $4,605,000 increase in legal reserves, primarily related to the Colassi and Kirila litigation matters.

INTEREST EXPENSE, NET

Net interest expense decreased by $876,000, or 48%, in 2007 to $963,000 compared to a decrease of $813,000, or 31%, in 2006. The decrease in 2007 relates primarily to the interest rate swap expense of $506,000 in 2006 compared to $289,000 of income recognized in 2007 as well as lower deferred financing costs. The decrease in 2006 was due to lower outstanding debt balances as a result of the repayment of debt during the second half of 2006 with the proceeds from our underwritten public offering, partially offset by the interest expense related to the change in fair value of an interest rate swap. We expect that net interest expense will increase in 2008 compared to 2007, due to the additional debt incurred in connection with our new Owatonna manufacturing facility and related capital expenditures.

INCOME TAXES

We recorded an income tax benefit of $2,121,000 for the year ended December 31, 2007. In 2002, we established a valuation allowance against all of our deferred tax assets. On a quarterly basis, we reevaluate the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006. We further reduced the valuation allowance by $5,377,000 in 2007. During the period from the establishment of the valuation allowance in 2002, to the July 1, 2006 reduction of the valuation allowance, our income tax provision was limited to state taxes and federal alternative minimum taxes. The effective tax rate excluding changes in the valuation allowance was 41.6% in 2006 subsequent to July 1, and 42.7% in 2007. Actual cash outlays for taxes, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2007, U.S. federal operating loss carryforwards of approximately $20,222,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $2,807,000, federal alternative minimum tax credit carryforwards of $615,000 and federal research and development tax credit carryforwards of $160,000. The net deferred tax asset balance of $15,043,000 at December 31, 2007 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at December 31, 2007 is $1,222,000. We will continue to assess the need for the remaining valuation allowance in future periods.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our financial position upon adoption (see Note 9 to the consolidated financial statements).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had working capital of $18,186,000, compared to $14,061,000 at December 31, 2006. The increase in working capital is primarily due to operating cash flows which were used to finance higher inventory balances of the new 750T and VR1 and the outsourcing of parts.

For the year ended December 31, 2007, we generated $9,101,000 of cash from operating activities compared to $5,212,000 for the year ended December 31, 2006. The increase in cash provided by operating activities in 2007 compared to 2006 is primarily due to the decrease in prepaid expenses due to the timing of various transactions.

Cash used in investing activities of $24,947,000 during 2007 consisted of $15,812,000 for the purchase of our new Owatonna manufacturing facility, purchases and deposits on manufacturing tooling and equipment of $7,478,000, primarily related to our new Owatonna facility, $825,000 of renovations to our Medway manufacturing facility and computer hardware and software of $832,000 including costs associated with an upgrade to our ERP system. Cash used in investing activities of $4,151,000 in 2006 consisted of purchases of manufacturing tooling and equipment of $1,927,000, primarily efficiency enhancing manufacturing equipment and tooling for new products, and computer hardware and infrastructure of $2,224,000, including costs associated with an upgrade to our ERP system. Projected capital expenditures for 2008 relate mostly to manufacturing tooling and equipment and computer hardware and infrastructure, and are expected to be approximately $7,000,000.

For the year ended December 31, 2007, cash provided by financing activities of $15,036,000 consisted primarily of the $13,000,000 real estate loan which financed in part the acquisition of the Owatonna facility and a $4,775,000 term loan which financed certain manufacturing equipment offset by net working capital loan repayments of $2,587,000. For the year ended December 31, 2006, cash used in financing activities of $449,000 consisted primarily of term and net revolver payments of $9,897,000 and payments on capital leases of $483,000, partially offset by proceeds from our public offering of common stock of $9,609,000 and the proceeds and tax benefit from employee stock option exercises.

We have credit facilities with The CIT Group/Business Credit, Inc. (“CIT”), Citizens Bank of Massachusetts (“Citizens”), and Wachovia Bank, NA (“Wachovia”). Our CIT Amended Financing Agreement provides for working capital loans of up to the lesser of $14,000,000, or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of the Owatonna facility. We entered into the Wachovia Loan Agreement in July 2007, providing for a term loan which could be advanced through February 29, 2008 to finance the acquisition of machinery and equipment. $4,775,000 was advanced to us pursuant to this facility. The CIT loans are secured by substantially all of our assets except real estate, fixtures and equipment and mature on June 30, 2009. The Citizens real estate loan is secured by a mortgage on the Owatonna facility and matures on July 2, 2014. The Wachovia loan is secured by the equipment financed through the facility, and matures on March 1, 2013.

At December 31, 2007, there were $1,392,000 in working capital loans, a $12,783,000 real estate loan and a $4,775,000 term loan. Availability under the revolving loan fluctuates daily. At December 31, 2007, there was $12,563,000 in unused availability under the working capital revolving loan facility.

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

As of December 31, 2007, we had approximately $23,029,000 in net operating loss carry forwards, substantially all of which will be available to offset future taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt (a)	$18,950,000	$1,316,000	$4,342,000	$2,950,000	$10,342,000
Interest due including impact of interest rate swap	5,763,000	1,127,000	1,986,000	1,623,000	1,027,000
Royalty agreement	1,000,000	1,000,000	—	—	—
Capital lease obligations (b)	88,000	66,000	22,000	—	—
Operating lease commitments	701,000	377,000	307,000	17,000	—
Purchase obligations	21,242,000	17,553,000	3,689,000	—	—

	$47,744,000	$21,439,000	$10,346,000	$4,590,000	$11,369,000

(a)	As discussed in Note 7, the working capital loans are classified as current. For the purpose of this table the loans are shown as maturing in 2009.
(b)	Includes future interest obligation.

We have agreements with certain of our named executive officers that provide for severance payments to the employees in the event the employee is terminated without cause. As further described in Note 12, Employment Agreements, the maximum cash exposure under these agreements is $3,335,000 as of December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program, whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2007, the maximum contingent liability under all recourse provisions was approximately $4,541,000. A reserve for estimated losses under recourse provisions of $555,000 has been recorded based upon historical experience, and is included in accrued liabilities at December 31, 2007.

NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. There was no impact on our financial position upon adoption (see Note 9 to the consolidated financial statements).

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Standard covers financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for other nonfinancial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification under SFAS No. 13, except for assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 “Business Combinations” or SFAS No. 141R (revised 2007) “Business Combinations”, regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-1 is effective upon initial adoption of SFAS No. 157. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company’s 2008 fiscal year. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its financial statements.

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

Legal matters. The Company will record a reserve related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible, or remote, and the adequacy of accruals for probable loss contingencies.

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

Valuation of deferred tax assets. In 2002, the Company established a full valuation allowance against its net deferred tax assets. Effective July 1, 2006, management reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $14,421,000 effective July 1, 2006. As part of its quarterly process to reevaluate the need for this valuation allowance, effective September 29, 2007 the Company further reduced the valuation allowance by $5,244,000. The net deferred tax asset balance of $15,043,000 at December 31, 2007 represents the amount that management believes is more-likely-than-not to be realized and the remaining valuation allowance at December 31, 2007 is $1,222,000. Management will continue to assess the need for the remaining valuation allowance in future periods. Approximately $39,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $42,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s debt portfolio as of December 31, 2007 is comprised of variable rate debt denominated in U.S. dollars. Changes in interest rates have an impact on the variable portion of the Company’s debt portfolio. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the Company’s consolidated balance sheet. At December 31, 2007, the Company had variable rate debt with a carrying value of $6,167,000. A 100 basis point change in interest rates would have impacted interest expense by $86,000 for the year ended December 31, 2007.

The Company uses interest rate swaps to hedge its exposure to interest rate changes and also to reduce volatility of its financing costs. Under these swaps the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on agreed notational principal amounts. These agreements are considered highly effective as cash flow hedges for a portion of the Company’s variable debt, and hedge accounting is used to account for these instruments.

Included in the variable rate debt is the Wachovia term loan, for which the Company entered into an interest rate swap agreement effective March 3, 2008, which effectively converts the rate from a floating rate based on LIBOR to a fixed rate throughout the duration of the swap agreement. The Company also has an interest rate swap which effectively converts the Citizens real estate loan in the amount of $12,783,000 at December 31, 2007 from a floating rate to a fixed rate of 6.95% throughout the duration of the loan. See Note 7 to the consolidated financial statements for further discussion of these instruments.

Foreign Currency Rates

The Company uses foreign currency forward contracts to hedge its foreign currency exposure on sales made in the UK in British Sterling. At December 31, 2007, the Company had outstanding foreign currency forward contracts of 2,550,000 British Sterling for the purchase of $5,171,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCING REPORTING

Management of Cybex International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the internal control over financial reporting of the Company as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the internal control over financial reporting for the Company. Their opinion on the effectiveness of Cybex International, Inc.’s internal control over financial reporting appears herein.

JOHN AGLIALORO	ARTHUR W. HICKS, JR.

Chairman and Chief Executive Officer	President, Chief Operating Officer and Chief Financial Officer

March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybex International, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cybex International Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited Cybex International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cybex International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cybex International Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cybex International Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2008

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$609	$1,419
Accounts receivable, net of allowance of $953 and $797	21,015	20,296
Inventories	13,803	9,620
Prepaid expenses and other	1,970	4,176
Deferred income taxes	4,325	3,509

Total current assets	41,722	39,020
Property, plant and equipment, net	34,089	13,055
Goodwill	11,247	11,247
Deferred income taxes	10,718	8,773
Other assets	353	1,282

	$98,129	$73,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,628	$3,762
Accounts payable	7,021	5,570
Accrued expenses	13,887	15,627

Total current liabilities	23,536	24,959
Long-term debt	16,322	—
Accrued warranty obligation	1,355	791
Other liabilities	1,874	1,960

Total liabilities	43,087	27,710

Commitments and contingencies (Notes 11 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,553 and 17,411 shares issued	1,755	1,741
Additional paid-in capital	68,049	67,503
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(10,722)	(20,476)
Accumulated other comprehensive loss	(1,789)	(850)

Total stockholders’ equity	55,042	45,667

	$98,129	$73,377

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$146,503	$126,924	$114,646
Cost of sales	95,683	80,241	73,169

Gross profit	50,820	46,683	41,477
Selling, general and administrative expenses	41,742	36,446	33,496
Litigation charges	—	—	4,605
Bad debt expense	482	311	412

Total operating expenses	42,224	36,757	38,513

Operating income	8,596	9,926	2,964
Interest income	21	46	5
Interest expense	(1,273)	(1,379)	(2,657)
Interest rate swap benefit (expense)	289	(506)	—

Income before income taxes	7,633	8,087	312
Income tax (benefit) provision	(2,121)	(11,967)	251

Net income	$9,754	$20,054	$61

Basic net income per share	$.56	$1.22	$.00

Diluted net income per share	$.55	$1.18	$.00

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	15,303	$1,530	$57,464	$(2,251)	$(40,591)	$(366)	$15,786
Exercise of options	17	2	23	—	—	—	25
Common stock issued to Directors and management	20	2	78	—	—	—	80
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	133	133
Change in fair value of hedge	—	—	—	—	—	103	103
Net income	—	—	—	—	61	—	61

Comprehensive income							297

Balance, January 1, 2006	15,340	1,534	57,565	(2,251)	(40,530)	(130)	16,188
Issuance of common stock	1,954	195	9,414	—	—	—	9,609
Common stock issued to Directors	15	2	55	—	—	—	57
Exercise of warrants/options	102	10	173	—	—	—	183
Employee stock compensation	—	—	157	—	—	—	157
Income tax benefit from exercise of stock options	—	—	139	—	—	—	139
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	(617)	(617)
Change in fair value of hedge	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	20,054	—	20,054

Comprehensive income	—						19,334

Balance, January 1, 2007	17,411	1,741	67,503	(2,251)	(20,476)	(850)	45,667
Common stock issued to Directors and Management	27	2	133	—	—	—	135
Exercise of warrants/options	116	12	150	—	—	—	162
Employee stock compensation	—	—	92	—	—	—	92
Income tax benefit from exercise of stock options	—	—	171	—	—	—	171
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	(407)	(407)
Change in fair value of hedge, net of deferred income tax benefit of $340	—	—	—	—	—	(532)	(532)
Net income	—	—	—	—	9,754	—	9,754

Comprehensive income							8,815

Balance, December 31, 2007	17,554	$1,755	$68,049	$(2,251)	$(10,722)	$(1,789)	$55,042

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$9,754	$20,054	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,905	3,252	3,412
Amortization of deferred financing costs	153	296	560
Deferred income taxes	(2,422)	(12,143)	—
Stock-based compensation	182	300	55
Provisions for doubtful accounts	482	311	412
Change in fair value of interest rate swap	(243)	506	—
Change in fair value of foreign currency contract	(304)	162	(72)
Litigation reserve charge	—	—	4,605
Changes in operating assets and liabilities:
Accounts receivable	(1,267)	(2,287)	(2,812)
Inventories	(4,254)	(362)	(1,244)
Prepaid expenses and other	3,371	(2,272)	(459)
Accounts payable, accrued liabilities and other liabilities	(256)	(2,605)	2,680

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,101	5,212	7,198

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,947)	(4,151)	(4,220)
Proceeds from disposition of building	—	—	3,488

NET CASH USED IN INVESTING ACTIVITIES	(24,947)	(4,151)	(732)

FINANCING ACTIVITIES:
Repayments of term loans	(217)	(12,320)	(5,496)
Repayments under revolving loans	(150,852)	(121,973)	(115,225)
Borrowings under revolving loans	148,482	124,396	109,121
Borrowings under term loans	17,775	—	4,654
Deferred financing costs	(237)	—	(17)
Proceeds from issuance of common stock, net of costs	—	9,609	—
Proceeds from exercise of stock options	162	183	25
Tax benefit from employee stock options	171	139	—
Principal payments on capital leases	(248)	(483)	(547)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,036	(449)	(7,485)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(810)	612	(1,019)
CASH AND CASH EQUIVALENTS, beginning of year	1,419	807	1,826

CASH AND CASH EQUIVALENTS, end of year	$609	$1,419	$807

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,059	$891	1,542
Cash paid for income taxes	131	339	223
Capital leases	—	—	304
Common stock issued to directors earned in previous period	135	52	77

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for doubtful accounts, inventory reserve, warranty reserve, reserves for legal and product liability matters, recoverability of goodwill and valuation of deferred tax assets are the items that are most susceptible to changes in estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2007 and 2006, the Company’s cash equivalents consisted of a money market account. The carrying value of cash equivalents approximates fair value.

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

Internal Use Software Costs

Under the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with software for internal use. Capitalization of qualified costs incurred during the application development stage begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include hardware, software and services and payroll and payroll-related expenses for employees who were directly associated with developing and implementing internal use software primarily associated with the Company’s Enterprise Resource Planning system. Such costs are included within property, plant and equipment and are being amortized over seven years. As of December 31, 2007 and 2006, the net carrying value of internal use software was $1,248,000 and $1,846,000, respectively. In 2005, the Company capitalized $70,000 in payroll and payroll related expenses relating to internal use software. No such costs were capitalized during the years ended December 31, 2007 or 2006.

Impairment of Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets. If a write down were necessary, an impairment charge would be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value, as determined based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2007 and 2006.

Goodwill

Goodwill represents the excess of costs over the fair value of the net assets of businesses acquired. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill is not amortized, but instead, is tested annually for impairment, or more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in business climate, unanticipated competition or a loss of key personnel. The Company operates as one reporting unit. To the extent that the carrying amount of the reporting unit exceeds the fair value of the reporting unit, management would be required to perform the second step of the impairment test. Under the second step of the impairment test, management would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets and liabilities (recognized and unrecognized) of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. Management determines the fair value of its reporting unit based on an average of (i) a discounted cash flow analysis; (ii) private sale comparables; and (iii) market capitalization, as adjusted for a control premium. Management determined that goodwill was not impaired at December 31, 2007 and 2006.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Accrued Warranty Obligations

All products are warranted for labor for up to three years and for parts ranging from one to ten years depending on the part and the type of equipment. Warranty expense was $5,220,000, $3,323,000 and $3,048,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The accrued warranty obligation is recorded at the time of product sale based on management estimates, which are developed from historical information and certain assumptions about future events and are subject to change.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Balance as of January 1	$3,197,000	$2,875,000
Payments made under warranty	(4,204,000)	(3,001,000)
Accrual for product warranties issued	5,220,000	3,323,000

Balance as of December 31	$4,213,000	$3,197,000

Derivatives

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” to account for derivatives.

At December 31, 2007, derivative instruments include two interest rate swaps and multiple forward currency contracts, of which 17 remain outstanding at December 31, 2007, that hedge the foreign currency exposure of sales made in the UK in British Sterling. The forward contracts are not considered eligible for hedge accounting in accordance with SFAS No. 133 (see Note 7).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, capital leases and long-term debt. The carrying values of cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments (including the capital leases) that are outstanding as of December 31, 2007, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Revenue Recognition

Revenue is recorded when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collection of the relevant receivable is probable. The Company does not offer its customers a right of return, price protection or inventory rotation programs. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies amounts billed to customers for shipping and handling as sales. Direct shipping and handling costs are classified as cost of sales. Internal salaries and overhead related to shipping and handling are classified as selling, general and administrative expense. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.

Concentration of Risk, Geographic Segment Data and Enterprise-Wide Disclosures

More than half of the Company’s net sales are through specialty fitness dealers and distributors. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Sales to one customer in 2007, 2006 and 2005 were 14.0%, 15.2% and 15.4% of net sales, respectively. Accounts receivable from that customer was $2,238,000 and $1,691,000 at December 31, 2007 and 2006, respectively. Sales to another customer or its franchisees in 2007, 2006 and 2005 were 13.1%, 6.4% and 1.2% of net sales, respectively. Accounts receivable from that customer and each of its franchisees were less than $200,000 at December 31, 2007 and 2006. No other single customer accounted for more than 10% of the Company’s net sales in any of those years.

There was no single geographic area of significant concentration other than the U.S. Sales outside of North America accounted for approximately 28%, 27% and 29% of total net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Long-lived assets located in foreign countries totaled $85,000 and $135,000 at December 31, 2007 and 2006, respectively.

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

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2007	2006	2005
Cardiovascular products	$78.9	$67.8	$61.4
Strength systems	55.2	46.3	40.4
Parts	5.2	5.6	5.7
Freight and other revenue	7.2	7.2	7.1

	$146.5	$126.9	$114.6

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Advertising Costs

The Company charges advertising costs to expense as incurred. For the years ended December 31, 2007, 2006 and 2005, advertising expense was $2,105,000, $2,150,000 and $2,142,000, respectively, and is included in selling, general and administrative expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $6,673,000, $4,812,000, and $3,982,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses.

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

Net Income per Common Share

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Year Ended December 31,
	2007	2006	2005
Net income attributable to common stockholders	$9,754,000	$20,054,000	$61,000

Shares used in computing basic net income per share	17,304,000	16,397,000	15,122,000
Dilutive effect of options and warrants	477,000	665,000	586,000

Shares used in computing diluted net income per share	17,781,000	17,062,000	15,708,000

For the years ended December 31, 2007, 2006 and 2005, options to purchase 33,000, 30,000 and 62,000 shares of common stock at exercise prices ranging from $5.86 to $7.37, $7.37 and $3.70 to $4.32 per share, respectively, were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

related interpretations. SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For 2007, the Company recorded stock-based compensation expense of $182,000, consisting of expenses related to stock options ($85,000) and stock to be issued to directors ($97,000). For 2006, the Company recorded stock-based compensation expense of $300,000, consisting of expenses related to stock options ($157,000), stock to be issued to directors ($54,000) and restricted stock to be issued to the executive officers with respect to 2006 performance ($89,000). This stock-based compensation charge decreased net income by $142,000 and $246,000 or $.01 per basic and diluted net income per share and $.02 and $.01 per basic and diluted net income per share for the years ended December 31, 2007 and 2006, respectively. Cash received from the exercise of stock options for 2007 and 2006 totaled $162,000 and $183,000.

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. Had the Company adopted SFAS No. 123R during 2005 the impact would have been as follows:

Year Ended December 31,
2005
Net income attributable to common stockholders:
As reported	$61,000
Add: Stock-based compensation included in net Income	55,000
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(358,000)

Pro forma net loss attributable to common stockholders	$(242,000)

Basic net loss per share:
As reported	$.00

Pro forma	$(.02)

Diluted net loss per share:
As reported	$.00

Pro forma	$(.02)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The weighted average fair value of each stock option granted during the years ended December 31, 2007 and 2006 was $3.26 and $5.68, respectively. No stock options were issued in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31
	2007	2006
Risk free interest rate	4.19%	4.56%
Expected dividend yield	—	—
Expected life	6.25 years	6.25 years
Expected volatility	81%	89%

New Accounting Pronouncements Adopted

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure (see Note 9).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Standard covers financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for other nonfinancial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification under SFAS No. 13, except for assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 “Business Combinations” or SFAS No. 141R (revised 2007) “Business Combinations”, regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-1 is effective upon initial adoption of SFAS No. 157. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company’s 2008 fiscal year. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its financial statements.

Reclassifications

Certain reclassifications to prior period amounts have been made to conform to the current presentation.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2006
Raw materials	$8,010,000	$5,235,000
Work in process	2,580,000	2,208,000
Finished goods	3,213,000	2,177,000

	$13,803,000	$9,620,000

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2007	2006
Land	$3,155,000	$225,000
Building and improvements	18,330,000	5,224,000
Equipment, computers, software and furniture	21,533,000	14,297,000

	43,018,000	19,746,000
Less-accumulated depreciation	(8,929,000)	(6,691,000)

	$34,089,000	$13,055,000

Depreciation expense was $3,900,000, $3,205,000 and $3,275,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 5—OTHER ASSETS

Other assets consist of the following:

	December 31,
	2007	2006
Deferred financing costs, net	$220,000	$136,000
Other amortizable intangibles, net	19,000	24,000
Other assets	114,000	1,122,000

	$353,000	$1,282,000

Amortization expense of other intangibles was $5,000, $47,000 and $137,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The remaining balance of other amortizable intangibles of $19,000 at December 31, 2007 will be amortized through 2014.

In connection with the financings described in Note 7, the Company incurred debt issuance costs consisting of brokerage fees and legal fees, which are included within other assets at December 31, 2007 and December 31, 2006, net of accumulated amortization. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. Amortization expense related to deferred financing costs was $153,000, $296,000 and $560,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2007	2006
Current portion of warranty reserves	$2,858,000	$2,406,000
Self insurance reserves	1,889,000	1,996,000
Litigation reserve	45,000	3,736,000
Payroll related and other	8,726,000	7,192,000
Professional fees	369,000	297,000

	$13,887,000	$15,627,000

NOTE 7—LONG-TERM DEBT AND DERIVATIVES

Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006
CIT working capital loan	$1,392,000	$3,762,000
Citizens real estate loan	12,783,000	—
Wachovia term loan	4,775,000	—

	18,950,000	3,762,000
Less—current portion	(2,628,000)	(3,762,000)

	$16,322,000	$—

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

In July 2004, the Company also entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2006, the CIT term loan, which had been increased to $6,250,000, was repaid in full from the proceeds from the Company’s common stock public offering (see Note 8). In June 2006, the CIT Amended Financing Agreement was further amended to, among other things, extend the working capital revolving loan availability through June 30, 2009. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment. The CIT loans include both a subjective acceleration clause and a lockbox

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT AND DERIVATIVES  (continued)

arrangement which requires all lockbox receipts be used to repay the working capital loans. Although the working capital loans do not mature until 2009 (as reflected in the table below), the working capital loans under the CIT Amended Financing Agreement are classified as current in the accompanying consolidated balance sheet as required by EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement.

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement dated as of October 17, 2006 (the “Citizens Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota, and the loan is secured by this real estate.

In July 2007, the Company entered into a Loan Agreement (the “Wachovia Loan Agreement”) with Wachovia Bank, NA (“Wachovia”), providing for a term loan pursuant to which advances could be made through February 29, 2008 to finance the acquisition of machinery and equipment. Through December 31, 2007, $4,775,000 was advanced under this facility. The Wachovia term loan is secured by the equipment financed pursuant to the facility. The principal of the term loan is to be retired by sixty equal principal payments commencing March 1, 2008 through March 1, 2013.

At December 31, 2007, there were outstanding $1,392,000 in working capital loans, a $12,783,000 real estate loan, and a $4,775,000 term loan. Availability under the revolving loan fluctuates daily. At December 31, 2007, there was $12,563,000 unused availability under the working capital revolving loan.

The CIT working capital revolving loan bears interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid (7% at December 31, 2007) (prior to June 30, 2006, LIBOR plus 2.50% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid). The Citizens real estate loan bears interest at a floating rate equal to LIBOR plus 1.2% per annum. The Wachovia term loan bears interest at LIBOR plus 1.2% to 1.45% based on a performance grid. The GMAC term loans bore interest at LIBOR plus 4% or the prime rate plus 1%. The prime rate was 7.25% and LIBOR was 4.46% at December 31, 2007.

The average outstanding working capital loan balance during 2007, 2006, and 2005 was $4,770,000, $623,000 and $2,211,000, respectively, and the weighted average interest rate was 7.80%, 7.71%, and 5.94%, respectively. Interest expense on the working capital loan was $448,000, $106,000 and $188,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Interest expense on the Wachovia term loan was $71,000 for the year ended December 31, 2007. Interest expense on the Citizens real estate loan was $467,000 for the year ended December 31, 2007. Interest expense on the CIT term loans was $216,000 and $453,000 for the years ended December 31, 2006 and 2005, respectively. Interest expense on the GMAC term loans was $309,000 and $688,000 for the years ended December 31, 2006 and 2005, respectively.

The CIT Amended Financing Agreement, the Citizens Loan Agreement and the Wachovia Loan Agreement require the Company to maintain certain financial covenants, such as maintaining a minimum fixed charge ratio, and a leverage ratio. The Company was in compliance with all financial covenants as of December 31, 2007 and expects to remain in compliance for the foreseeable future. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The Company’s credit agreements contain cross default provisions to each other.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT AND DERIVATIVES  (continued)

At December 31, 2007 long-term debt maturities are as follows:

2008	$1,316,000
2009	2,867,000
2010	1,475,000
2011	1,475,000
2012	1,475,000
Thereafter	10,342,000

18,950,000
Less current portion of long-term debt	(2,628,000)

$16,322,000

In August 2005, the Company sold its prior manufacturing, warehouse and office facility located in Owatonna, Minnesota for $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contained renewal options as well as options to terminate the lease if the Company elected to relocate. In September 2007, the lease was terminated in connection with the move to the Company’s new Owatonna facility. Due to the option to repurchase the facility originally contained in the lease, the transaction was treated for financial accounting purposes as a financing transaction and payments made of $200,000 through December 2005 were recorded as interest expense. On December 23, 2005, the lease was amended to eliminate the Company’s option to repurchase the building in exchange for certain services to be provided by the landlord. Accordingly, the transaction has been accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, which was amortized through September 29, 2007. At December 31, 2007 and 2006, $0 and $438,000, respectively, of the deferred gain was included in accrued expenses.

A $2,945,722 letter of credit was issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Kirila, et al. v. Cybex International, Inc., et al. (see Note 12). This letter of credit was returned and cancelled after payment of a portion of the judgment in November 2006. A $2,888,025 letter of credit was issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Colassi v. Cybex International, Inc. (see Note 12). This letter of credit was returned and cancelled after payment of the judgment in April 2007. Letters of credit outstanding under the CIT Amended Financing Agreement reduce availability under the revolving loan facility.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT AND DERIVATIVES  (continued)

In February 2005, the Company entered into a series of 13 forward contracts with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid the Company $265,000 each month. In February 2006, the Company entered into a series of 13 monthly forward contracts that began on April 1, 2006 with the final contract completed April 1, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $265,000 each month. In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company pays a bank 150,000 British Sterling and the bank pays the Company $290,000 each month. In November, 2007, the Company entered into a series of 13 monthly forward contracts that begin on May 30, 2008, whereby the Company will pay a bank 150,000 British Sterling and the bank will pay the Company $309,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transactions are not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of these transactions resulted in a gain of $243,000, a loss of $162,000, and a gain of $72,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

On June 29, 2006, the Company entered into an interest rate swap agreement with Citizens which was initiated on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 6.95% fixed rate throughout the duration of the loan. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. Prior to June 27, 2007, the change in the fair value of the interest rate swap was included as a component of interest expense. During 2006, the Company recorded $506,000 of expense related to the change in fair value associated with this interest rate swap. The change in fair value of the swap resulted in income of $289,000 for the six months ended June 29, 2007. Effective June 27, 2007, the Company determined the interest rate swap qualifies as a cash flow hedge and, accordingly, changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive income. For the period from June 27, 2007 through December 31, 2007, the change in the fair value of the interest rate swap was an increase in the liability of $789,000. The fair value of the interest rate swap ($1,006,000) is included in other liabilities at December 31, 2007.

On November 6, 2007, the Company entered into an interest rate swap agreement with Wachovia, effective on March 3, 2008, which is intended to hedge the LIBOR-based Wachovia Term Loan. The notional amount of the swap amortizes based on the same amortization schedule as the Wachovia Term Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 5.76% or 6.01% rate based on a performance grid throughout the duration of the swap. The swap and interest payments on the debt will settle monthly. The term loan matures March 1, 2013 and the swap matures on March 1, 2011. There was no initial cost of the interest rate swap. The Company determined the interest rate swap qualifies as a cash flow hedge and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive income. For 2007, the change in the fair value of the interest rate swap was an increase in the liability of $67,000, and this amount ($67,000) is included in other liabilities at December 31, 2007.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive income are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pretax earnings in 2008 is $134,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 additional shares of preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock

On May 22, 2006, the Company consummated a public offering of 3,500,000 shares of common stock at $5.50 per share. Of the total shares offered, 1,750,000 shares were issued by the Company and 1,750,000 shares were sold by certain selling stockholders. The Company also granted the underwriters of the offering an option to purchase up to an additional 525,000 shares of common stock on the same terms equally split between the Company and the selling stockholders. In June 2006, the underwriters exercised a portion of their over-allotment option and purchased an additional 407,900 shares of common stock at the offering price of $5.50 per share. Of the over-allotment shares, 203,950 shares were issued and sold by the Company and 203,950 were sold by certain selling stockholders. The net proceeds to the Company in this offering, after commissions and offering expenses, were approximately $9,609,000. The Company did not receive any proceeds from the shares of common stock sold by the selling shareholders.

At December 31, 2007, there are 1,751,015 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants

On December 13, 2007, a warrant holder exercised in full its warrant to purchase 5,100 shares of common stock of the Company. Pursuant to the net exercise provisions of this warrant, the Company issued 4,997 shares of its common stock to the warrant holder. This warrant was in connection with the 2004 private placement.

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

At December 31, 2007, warrants to purchase 189,640 and 8,250 shares of common stock at $.10 per share are outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY  (continued)

The following summarizes the components of accumulated other comprehensive loss at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Cumulative translation adjustment	$(1,257)	$(850)
Change in fair value of hedge (net of tax)	(532)	—

Total	$(1,789)	$(850)

Stock Options

2005 Omnibus Incentive Plan

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

1995 Omnibus Incentive Plan

The terms and conditions of grants of stock options under the 1995 Omnibus Incentive Plan were determined by a committee of the Board of Directors. Options outstanding under this plan were granted at exercise prices which were not less than the fair market value of a share of the Company’s common stock on the date of grant and were exercisable over a period not to exceed ten years from the original date of grant. No future grants may be made under this plan.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY  (continued)

A summary of the status of the Company’s stock option plans as of December 31, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2007	695,000	$2.09
Granted	151,500	4.58
Exercised	(110,625)	1.46
Forfeited	(1,250)	1.22

Outstanding at December 31, 2007	734,625	$2.70	5.86	$1,364,000

Options exercisable at December 31, 2007	473,500	$2.14	4.36	$1,146,000

Options vested and expected to vest at December 31, 2007	715,350	$2.65	5.75	$1,370,000

The intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $527,000, $354,000, and $31,000, respectively. A registration statement has been filed for the Omnibus Plan and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options and the grant of stock awards.

As of December 31, 2007, there was $642,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.7 years.

The options generally vest over a three to five year period (with some subject to cliff vesting). At December 31, 2007, there are 818,500 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

Information with respect to options outstanding under the Company’s plans as of December 31, 2007 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.22—$1.51	328,625	$1.27	5.82	244,000	$1.28
1.70—1.90	81,500	1.75	3.82	81,500	1.75
3.00—3.70	113,000	3.44	2.18	110,500	3.44
4.06—4.56	179,000	4.48	8.62	30,000	4.08
5.86—7.37	32,500	7.25	8.90	7,500	7.37

	734,625	2.70	5.86	473,500	2.14

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY  (continued)

Stock Retainer Plan for Nonemployee Directors

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense being recognized based on the fair market value of such shares. At December 31, 2007, there are 34,431 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $90,000, $54,000 and $55,000 for the years ended December 31, 2007, 2006 and 2005, respectively, related to the 2002 Plan. In January 2008, the Company issued 16,157 shares of common stock to the directors, which had a fair value of $90,000, related to directors fees earned in 2007, which were included in accrued expenses at December 31, 2007. In January 2007, the Company issued 7,511 shares of common stock to the directors, which had a fair value of $47,000, related to directors fees earned in 2006, which were included in accrued expenses at December 31, 2006. During the quarter ended April 1, 2006, the Company issued 14,344 shares of common stock to the directors, which had a fair value of $52,000, related to directors fees earned in 2005.

NOTE 9—INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
Domestic	$7,872,000	$7,952,000	$1,139,000
Foreign	(239,000)	135,000	(827,000)

	$7,633,000	$8,087,000	$312,000

The income tax (benefit) provision consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current :
Federal	$64,000	$80,000	$136,000
State	44,000	96,000	115,000

	108,000	176,000	251,000

Deferred:
Federal	(2,657,000)	(10,508,000)	—
State	428,000	(1,635,000)	—

	(2,229,000)	(12,143,000)	—

	$(2,121,000)	$(11,967,000)	$251,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES  (continued)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2007	2006	2005
Tax at statutory rate	$2,595,000	$2,750,000	$106,000
Federal alternative minimum tax	—	—	136,000
Impact of foreign taxes	10,000	(5,000)	33,000
State income taxes, net	435,000	426,000	179,000
Other permanent differences, primarily meals and entertainment and stock option expense	216,000	223,000	44,000
Change in valuation allowance	(5,377,000)	(15,361,000)	(247,000)

	$(2,121,000)	$(11,967,000)	$251,000

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2007	2006
Deferred tax assets (liabilities):
Net operating and credit loss carryforwards	$9,422,000	$10,600,000
Warranty reserves	1,661,000	1,248,000
Other accruals and reserves	2,090,000	3,273,000
Bad debt and lease loss reserves	574,000	539,000
Goodwill	2,915,000	3,269,000
Other, net	1,094,000	1,050,000

Total deferred tax assets	17,756,000	19,979,000
Valuation allowance	(1,222,000)	(6,599,000)
Depreciation	(1,491,000)	(1,098,000)

	$15,043,000	$12,282,000

At December 31, 2007, the Company had U.S. federal net operating loss carryforwards, which are scheduled to expire as follows:

2019	$1,944,000
2020	6,481,000
2021	5,528,000
2022 and thereafter	6,269,000

$20,222,000

In addition, the Company has foreign net operating loss carryforwards of $2,807,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $615,000, which do not expire, federal research and development tax credit carryforwards of $160,000, which begin to expire in 2008 and various net operating loss and credit carryforwards for state tax purposes.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES  (continued)

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, revaluates the need for this valuation in accordance with SFAS No. 109, “Accounting for Income Taxes,” based upon the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $15,361,000 in 2006 (including $14,421,000 effective July 1, 2006) and by $5,377,000 in 2007 (including $5,244,000 effective September 29, 2007).

Approximately $39,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $42,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily book versus tax differences related to various accruals.

The net deferred tax asset balance of $15,043,000 at December 31, 2007 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at December 31, 2007 is $1,222,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2002.

Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any “uncertain tax positions” in its federal income tax return, United Kingdom return or any of the state tax returns it is currently filing. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis the Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position; therefore there was no effect upon adoption.

Consistent with its current policy, the Company will include any interest and penalties related to uncertain tax positions as a component of selling, general and administrative expense.

NOTE 10—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2007, 2006 and 2005, the Company paid $423,000, $451,000 and $291,000, respectively, to a law firm of which one of the directors of the Company is a member.

The Company’s Chairman, who is a principal stockholder of the Company, has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. He received salaries of $486,000, $425,000 and $390,000 for 2007, 2006 and 2005, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—RELATED PARTY TRANSACTIONS  (continued)

From February 2002 to December 31, 2005, the Company’s Chief Financial Officer was employed by and provided services to the Company through a services agreement with UM Holdings Ltd. (UM), a principal stockholder of the Company. Expenses related to these services totaled $216,000 for 2005. UM’s general counsel served as general counsel for the Company from September 2003 to February 2005 through a services agreement with UM. Expenses related to these services totaled $30,000 for 2005. UM provides certain office support services for which the Company reimbursed UM at the rate of $78,000, $78,000 and $28,500 during 2007, 2006, and 2005 respectively. The total amount owed to UM for these services was $9,000 and $7,000 at December 31, 2007 and 2006, respectively.

UM provided the collateral to support a $2,945,722 letter of credit in the Company’s appeal of the judgment in the litigation, Kirila et al v. Cybex International, Inc., et al (see Note 12). This letter of credit was replaced during the second quarter of 2005 by a letter of credit issued under the CIT Amended Financing Agreement. A fee of $39,000 was paid to UM in 2005, for the use of this collateral.

NOTE 11—COMMERCIAL LEASING

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At December 31, 2007, the maximum contingent liability under all recourse and guarantee provisions was $4,541,000. A reserve for estimated losses under recourse provisions of $555,000 and $585,000 has been recorded based on historical experience and is included in accrued expenses at December 31, 2007 and 2006, respectively.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $68,000 and $70,000 at December 31, 2007 and December 31, 2006, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2012 for equipment and property under noncancelable operating and capital leases. Future minimum payments under these leases at December 31, 2007 are as follows:

	Operating	Capital
2008	$377,000	$66,000
2009	246,000	22,000
2010	61,000	—
2011	12,000	—
2012	5,000	—

	701,000	88,000
Less: amount representing interest	—	(6,000)

	$701,000	82,000

Less: current portion		(60,000)

		$22,000

Rent expense under all operating leases for the years ended December 31, 2007, 2006 and 2005 was $1,008,000, $1,131,000 and $622,000, respectively. Interest expense related to capital leases was $9,000, $52,000 and $85,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Assets subject to capital leases had a cost of $1,471,000 and accumulated depreciation of $921,000 and $728,000 at December 31, 2007 and 2006, respectively.

Royalty Agreement

In connection with the settlement of a license dispute, the Company was required to make minimum royalty payments through November 2012. The interest expense portion of the minimum royalty payments in the years ended December 31, 2007, 2006, and 2005 was $141,000, $172,000 and $190,000, respectively. On December 27, 2007, the Company entered into a patent purchase agreement pursuant to which it agreed to purchase the licensed patents and all rights associated therewith, including the obligation to make future minimum royalty payments of $1,400,000, for a purchase price of $1,000,000. As a result of this transaction, all obligations of the Company under the license agreement, including minimum royalty payments, were satisfied in full. The Company recorded a $400,000 gain in the fourth quarter of 2007 in connection with this transaction. This amount is recorded as a reduction to selling, general and administrative expenses in the consolidated statement of operations.

Purchase Obligations

The Company is required to make purchases of goods and services that are legally binding of $17,553,000 in 2008 and $3,689,000 in 2009.

Product Liability

Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Management

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES  (continued)

believes that the outcome of known product liability claims will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company’s product liability insurance is on a claims made basis and provides an aggregate of $5,000,000 of coverage. These policies include a deductible of $100,000 on claims made after December 1, 2007 or $250,000 for claims made prior to December 1, 2007, with, in each case, an annual aggregate deductible of $750,000. Reserves for self-insured retention, are included in accrued expenses in the accompanying consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. Actual results may vary from management’s estimates.

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

Employment Agreements

The Company has entered into employment agreements with its executive officers. Under these agreements, the employment may be terminated with or without cause at any time. In the event that the Company terminates the officer’s employment other than “for cause” the Company is obligated to continue normal salary payments for periods generally varying from one to two years. The employment agreements generally provide that upon a change of control, as defined, the officer may in certain events resign and receive the severance which would have been payable upon a non-cause termination. The maximum aggregate exposure under these agreements is $3,335,000 as of December 31, 2007.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 —BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company currently matches 50% of the first 4% of the employee’s eligible compensation contributions. Matching contributions by the Company to the plan were $343,000, $307,000, and $288,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Additionally, the Company may make discretionary contributions to the plan. No discretionary contributions were made for the years ended December 31, 2007, 2006 or 2005.

NOTE 14—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

	2007 Quarter Ended
	March 31	June 30		September 29		December 31
Sales	$34,676,000	$34,740,000		$32,601,000		$44,486,000
Gross profit	12,894,000	12,205,000		10,509,000		15,212,000
Net income	1,104,000	1,095,000		4,563,000	(a)	2,992,000
Basic net income per share(c)	.06	.06		.26	(a)	.17
Diluted net income per share(c)	.06	.06		.26	(a)	.17

	2006 Quarter Ended
	April 1	July 1		September 30		December 31
Sales	$28,912,000	$29,951,000		$29,849,000		$38,212,000
Gross profit	10,551,000	10,862,000		10,580,000		14,690,000
Net income	667,000	16,108,000	(b)	503,000		2,776,000
Basic net income per share(c)	.04	1.00	(b)	.03		.16
Diluted net income per share(c)	.04	.96	(b)	.03		.16

(a)	Includes a benefit of $5,244,000 ($.29 per share) resulting from a reduction in the valuation allowance for deferred income taxes.
(b)	Includes a benefit of $14,421,000 ($.86 per share) resulting from a reduction in the valuation allowance for deferred income taxes.
(c)	The sum of the quarterly net income per share amounts do not equal the amount for the full year due to the use of weighted average shares for each period.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
For the year ended December 31, 2007
Allowance for doubtful accounts	$797,000	$482,000	$326,000	$953,000

For the year ended December 31, 2006
Allowance for doubtful accounts	$689,000	$311,000	$203,000	$797,000

For the year ended December 31, 2005
Allowance for doubtful accounts	$887,000	$412,000	$610,000	$689,000

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting on page F-1

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm on page F-2

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter in the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On December 27, 2007, we entered into an amendment and restatement of the Manufacturing and Distribution License Agreement, dated May 30, 2005, by and among us, Impulse Technology Ltd. and Trazer Technologies, Inc. (as so amended and as previously amended, the “License Agreement”). While we had considered the License Agreement, pursuant to which we license certain Trazer products, a material definitive agreement, we no longer consider it to be a material agreement due to the current level of sales and other factors.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections captioned “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this report.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Audit Committee Matters—Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as a part of this report:

Financial Statements

(a)		Consolidated Financial Statements and Financial Statement Schedule of the Company are set forth on Page F-1, Part II, Item 8 hereof and are incorporated by reference herein.
Exhibits

	1	Form of Underwriting Agreement, incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form S-1 filed May 15, 2006.

	3(a)(1)	Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

	3(a)(4)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	3(a)(5)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (the “June 2003 10-Q”).

	3(a)(6)	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 4, 2005, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2005 (the “June 2005 10-Q”).

	3(b)(1)	By-Laws of the Company, as amended (the “By-Laws”), incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987.

	3(b)(2)	Amendment to the By-Laws, adopted November 7, 2007, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 7, 2007.

	4(a)	Common Stock Purchase Warrant to purchase 189,640 shares of Common Stock, issued to Hilco Capital LP, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (the “September 2003 10-Q”).

	4(b)	Form of Warrant to Purchase Common Stock issued to Oppenheimer & Co. and affiliates, each dated August 5, 2004, for an aggregate of 25,000 shares, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the “September 2004 10-Q”).

	10(a)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).*

10(b)(1)	2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2005.*

10(b)(2)	Amendment No. 1 to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed May 9, 2007 (the “May 9, 2007 Form 8-K”).*

10(c)(1)	2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10(k) to the 2001 10-K.*

10(c)(2)	Amendment to 2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005.*

10(d)	Employment Agreement dated April 8, 2003, between the Company and John Aglialoro, incorporated by reference to Exhibit 10.4 to the June 2003 10-Q.*

10(e)(1)	Financing Agreement, dated July 16, 2003, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the September 2003 10-Q.

10(e)(2)	First Amendment to Financing Agreement, dated as of May 4, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.

10(e)(3)	Second Amendment to Financing Agreement, dated as of July 13, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the September 2004 10-Q.

10(e)(4)	Third Amendment to Financing Agreement and Consent, dated as of September 30, 2004, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the June 2005 10-Q.

10(e)(5)	Fourth Amendment to Financing Agreement and Waiver, dated as of May 27, 2005, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to Exhibit 10.3 to the June 2005 10-Q.

10(e)(6)	Sixth Amendment to Financing Agreement, dated as of June 30, 2006, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.

10(e)(7)	Seventh Amendment to Financing Agreement, dated as of October 17, 2006, between the Company and The CIT Group/Business Credit, Inc., incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 2006 10-Q”).

10(f)	Warrantholders Rights Agreement, dated as of July 16, 2003, among the Company, certain stockholders of the Company and Hilco Capital LP, incorporated by reference to Exhibit 10.7 to the September 2003 10-Q.

10(g)	Amended and Restated Management Employment Agreement, dated as of January 1, 2006, between the Company and Ray Giannelli, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2006 (the “February 22, 2006 Form 8-K”).*

10(h)	Management Employment Agreement dated February 22, 2006, between the Company and Arthur W. Hicks, Jr., incorporated by reference to Exhibit 10.3 to the February 22, 2006 Form 8-K.*

10(i)	Management Employment Agreement between the Company and Edward Kurzontkowski, incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).*

10(j)	Management Employment Agreement between the Company and Ed Pryts, incorporated by reference to Exhibit 10(cc) to the 2006 10-K.*

10(k)	Management Employment Agreement between the Company and John Young, incorporated by reference to Exhibit 10(dd) to the 2006 10-K.*

10(l)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.4 to the September 2004 10-Q.*

10(m)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.5 to the September 2004 10-Q.*

10(n)	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2007 (the “February 22, 2007 Form 8-K).*

10(o)	Form of Restricted Stock Award Agreement for Newly-Elected Non-Employee Director, incorporated by reference to Exhibit 99.2 to the Current Report on the May 9, 2007 Form 8-K.*

10(p)	Form of Notification of Participation in the 2007 Management Incentive Compensation Bonus Program (Non-Executive Officers/Director Level), incorporated by reference to Exhibit 10.3 to the February 22, 2007 Form 8-K.*

10(q)	Form of Notification of Participation in the 2007 Management Incentive Compensation Bonus Program (Non-Executive Officers/Vice President Level), incorporated by reference to Exhibit 10.4 to the February 22, 2007 Form 8-K.*

10(r)	Form of Notification of Participation - 2008 Management Incentive Compensation Bonus Program (CEO/President Level), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 25, 2008 (the “February 25, 2008 Form 8-K”).*

10(s)	Form of Notification of Participation - 2008 Management Incentive Compensation Bonus Program (Senior Vice President Level), incorporated by reference to Exhibit 10.2 to the February 25, 2008 Form 8-K.*

10(t)	Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 1994.

10(u)	Fulfillment Agreement, dated as of March 20, 2007, between the Company and eNOVA Group Limited Liability Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2007.

10(v)	Industrial Building Lease, dated August 22, 2006, between the Company and First Industrial Development Services, Inc., incorporated by reference to Exhibit 10.1 to the September 2006 10-Q.

10(w)	Agreement of Purchase and Sale, dated August 22, 2006, between the Company and First Industrial Development Services, Inc., incorporated by reference to Exhibit 10.2 to the September 2006 10-Q.

10(x)	Tri-Party Agreement, dated August 22, 2006, among the Company, First Industrial Development Services, Inc. and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.3 to the September 2006 10-Q.

10(y)	Business Subsidy Agreement, dated August 22, 2006, between the Company and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.4 to the September 2006 10-Q.

10(z)	Loan Agreement, dated as of October 17, 2006, between the Company and Citizens Bank of Massachusetts, incorporated by reference to Exhibit 10.5 to the September 2006 10-Q.

10(aa)	Loan Agreement, dated July 30, 2007, with Wachovia Bank, NA, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

10(bb)	Office Services Agreement, dated as of January 1, 2006, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 4, 2006.

10(cc)	Management Employment Agreement between the Company and Galen S. Lemar (filed herewith).*

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Independent Registered Public Accounting Firm—KPMG LLP (Filed herewith).

31(a)	Certification of Chief Executive Officer (Filed herewith).

31(b)	Certification of Chief Operating and Chief Financial Officer (Filed herewith).

32(a)	Certification of Chief Executive Officer pursuant to Section 1350 (Furnished herewith).

32(b)	Certification of Chief Operating and Chief Financial Officer pursuant to Section 1350 (Furnished herewith).

*	Executive Compensation Plans and Arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC. (Registrant)

BY:	/s/ JOHN AGLIALORO
John Aglialoro
Chairman

March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2008

/S/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director, President, Chief Operating Officer and Chief Financial Officer (principal financial officer)	March 12, 2008

/S/ JAMES M. AHEARN James M. Ahearn	Treasurer (principal accounting officer)	March 12, 2008

/S/ JAMES H. CARLL James H. Carll	Director	March 12, 2008

/S/ JOAN CARTER Joan Carter	Director	March 12, 2008

/S/ JERRY LEE Jerry Lee	Director	March 12, 2008

/S/ MILTON LEONTIADES, PH.D. Milton Leontiades, Ph.D.	Director	March 12, 2008

/S/ JOHN MCCARTHY John McCarthy	Director	March 12, 2008

/S/ HARVEY MORGAN Harvey Morgan	Director	March 12, 2008