Form 10-Q
period 2008-03-29
CYBEX INTERNATIONAL INC
filed 2008-05-05
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 29, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On May 5, 2008, the Registrant had outstanding 17,382,221 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$39,780	$34,676
Cost of sales	25,608	21,782

Gross profit	14,172	12,894
Selling, general and administrative expenses	11,525	10,796

Operating income	2,647	2,098
Interest expense, net	347	210

Income before income taxes	2,300	1,888
Income tax expense	982	784

Net income	$1,318	$1,104

Basic net income per share	$0.08	$0.06

Diluted net income per share	$0.07	$0.06

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 29, 2008	December 31, 2007

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,080	$609
Accounts receivable, net of allowance of $908 and $953	20,324	21,015
Inventories	14,178	13,803
Prepaid expenses and other	1,692	1,970
Deferred income taxes	4,325	4,325

Total current assets	41,599	41,722
Property, plant and equipment, net	33,546	34,089
Goodwill	11,247	11,247
Deferred income taxes	10,112	10,718
Other assets	338	353

	$96,842	$98,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,634	$2,628
Accounts payable	7,047	7,021
Accrued expenses	11,932	13,887

Total current liabilities	20,613	23,536
Long-term debt	16,133	16,322
Other liabilities	3,946	3,229

Total liabilities	40,692	43,087

Commitments (Notes 4 and 11)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,589 and 17,553 shares issued	1,759	1,755
Additional paid-in capital	68,205	68,049
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(9,404)	(10,722)
Accumulated other comprehensive loss	(2,159)	(1,789)

Total stockholders’ equity	56,150	55,042

	$96,842	$98,129

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007

OPERATING ACTIVITIES:
Net income	$1,318	$1,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,198	778
Amortization of deferred financing costs	9	14
Deferred income taxes	841	615
Stock-based compensation	67	41
Provision for doubtful accounts	(2)	92
Change in fair value of interest rate swap	(8)	47
Change in fair value of foreign currency contract	(26)	28
Changes in operating assets and liabilities:
Accounts receivable	693	2,292
Inventories	(375)	(2,617)
Prepaid expenses and other	312	1,004
Accounts payable, accrued liabilities and other liabilities	(1,731)	403

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,296	3,801

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(653)	(3,580)

NET CASH USED IN INVESTING ACTIVITIES	(653)	(3,580)

FINANCING ACTIVITIES:
Repayments of term loans	(130)	—
Borrowings under term loans	225	—
Repayments of revolving loans	(39,378)	(36,903)
Borrowings under revolving loans	38,100	36,113
Proceeds from exercise of stock options	26	30
Principal payments on capital leases	(15)	(79)

NET CASH USED IN FINANCING ACTIVITIES	(1,172)	(839)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	471	(618)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	609	1,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,080	$801

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$341	$138
Cash paid for income taxes	7	22
Common stock issued to directors earned in previous period (Note 5)	90	47

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007, its Current Reports on Form 8-K, and its proxy statement dated April 4, 2008.

NOTE-2 — RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Fiscal 2008:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. This statement covers financial assets and liabilities, for which the statement is effective for fiscal years beginning after November 15, 2007, as well as nonfinancial assets and liabilities, for which the statement is effective for fiscal years beginning after November 15, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification under SFAS No. 13, except for assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 “Business Combinations” or SFAS No. 141R (revised 2007) “Business Combinations”, regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-1 is effective upon initial adoption of SFAS No. 157. The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008 and there was no impact on its financial position, results of operations or cash flows (see Note 8 for required disclosures). The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on its nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 became effective for the Company on January 1, 2008. The Company has not elected to measure any eligible items at fair value. Accordingly, the adoption of this statement has had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 — CONSOLIDATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 12.8% and 16.7% of consolidated net sales for the three months ended March 29, 2008 and March 31, 2007, respectively. Accounts receivable from this customer were $1,980,000 and $2,238,000 at March 29, 2008 and December 31, 2007, respectively. Sales to another customer or its franchisees represented 12.5% and 8.9% of consolidated net sales for the three months ended March 29, 2008 and March 31, 2007, respectively. Accounts receivable from that customer and its franchisees were less than $200,000 at March 29, 2008 and December 31, 2007. No other single customer accounted for more than 10% of the Company’s net sales in any of those years.

Sales outside of North America accounted for 26% of consolidated net sales for each of the three months ended March 29, 2008 and March 31, 2007. No single country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At March 29, 2008, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,853,000 A reserve for estimated losses under recourse provisions of $565,000 and $555,000 has been recorded based on historical experience and is included in accrued expenses at March 29, 2008 and December 31, 2007, respectively.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $71,000 and $68,000 at March 29, 2008 and December 31, 2007, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for labor up to three years and for parts ranging from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates, which are developed from historical information, and certain assumptions about future events are subject to change.

The following table sets forth the change in the liability for product warranties during the three months ended March 29, 2008:

Balance as of January 1, 2008	$4,213,000
Payments made under warranty	(1,355,000)
Accrual for product warranties issued	1,450,000

Balance as of March 29, 2008	$4,308,000

NOTE 5 — STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. For the three months ended March 29, 2008, the Company recorded stock-based compensation expense of $67,000, consisting of expenses related to stock options ($42,000) and stock to be issued to directors ($25,000). For the three months ended March 31, 2007, the Company recorded stock-based compensation expense of $41,000, consisting of expenses related to stock options ($21,000), and stock to be issued to directors ($20,000). These stock based compensation charges decreased net income by $56,000 and $33,000 or $.00 and $.01 per basic and diluted net income per share and $.01 and $.00 per basic and diluted net income per share for the three month periods ended March 29, 2008 and March 31, 2007, respectively. Cash received from the exercise of incentive stock options for the three month periods ended March 29, 2008 and March 31, 2007 totaled $26,000 and $30,000, respectively.

Cybex’s 2005 Omnibus Incentive Plan (“Omnibus Plan”) is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the Omnibus Plan. A registration statement was filed for the Omnibus Plan in June 2005 after adoption of the Omnibus Plan by the Company’s shareholders, and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options and upon stock grants under the Omnibus Plan.

The terms and conditions of each award are determined by a committee of the Board of Directors of the Company. Under the Omnibus Plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of grant). The options generally vest over a three to five year period (with some cliff vesting).

A summary of the status of the Company’s stock option plans as of March 29, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2008	734,625	$2.70
Granted	2,500	4.56
Exercised	(21,250)	1.37

Outstanding at March 29, 2008	715,875	2.75	5.64	$1,018,000

Options exercisable at March 29, 2008	536,875	$2.03	4.33	$1,018,000

Options vested and expected to vest at March 29, 2008	697,531	$2.69	5.53	$1,018,000

The intrinsic value of options exercised for the three months ended March 29, 2008 and March 31, 2007, was $58,000 and $85,000, respectively.

As of March 29, 2008, there was $605,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.5 years.

At March 29, 2008, there are 816,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At March 29, 2008, there are 18,273 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $23,000 for the quarter ended March 29, 2008 for common stock to be issued to the directors for 2008 services, which is included in accrued expenses at March 29, 2008 and will be issued in 2009. During the quarter ended March 29, 2008, the Company issued 16,158 shares of common stock to the directors, which had a fair value of $90,000, related to director’s fees earned in 2007, which were included in accrued expenses at December 31, 2007. The Company recorded stock-based compensation expense of $20,000 for the quarter ended March 31, 2007 for common stock issuable to the directors for 2007 services, which was included in accrued expenses at March 31, 2007 and was issued in 2008. During the quarter ended March 31, 2007, the Company issued 7,511 shares of common stock to the directors, which had a fair value of $47,000, related to director’s fees earned in 2006, which were included in accrued expenses at December 31, 2006.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	March 29, 2008	December 31, 2007
Raw materials	$7,857,000	$8,010,000
Work in process	2,852,000	2,580,000
Finished goods	3,469,000	3,213,000

	$14,178,000	$13,803,000

NOTE 7 — LONG-TERM DEBT AND DERIVATIVES

Long-term debt consists of the following:

	March 29, 2008	December 31, 2007
CIT working capital loan	$114,000	$1,392,000
Citizens real estate loan	12,653,000	12,783,000
Wachovia term loans	5,000,000	4,775,000

	17,767,000	18,950,000
Less – current portion	(1,634,000)	(2,628,000)

	$16,133,000	$16,322,000

In July 2004, the Company entered into a credit agreement with GMAC Commercial Finance, LLC (“GMAC”) (the “GMAC Credit Agreement”). The GMAC Credit Agreement originally provided for a $13,000,000 term loan. On June 30, 2006, the outstanding loans under the GMAC Credit Agreement, as amended, were repaid in full from the proceeds of the Company’s common stock public offering. In December 2006, the Company entered into an amendment and restatement of the GMAC Credit Agreement (as restated, “GMAC Amended Credit Agreement”), which provided for a $7,000,000 credit line to finance the purchase of machinery and equipment. No advances were made under this credit line and the GMAC Amended Credit Agreement was terminated in July 2007. In connection with the termination of the GMAC Amended Credit Agreement, the Company wrote-off $136,000 of unamortized deferred financing costs.

In July 2004, the Company also entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2006, the CIT term loan, which had been increased to $6,250,000, was repaid in full from the proceeds from the Company’s common stock public offering. In June 2006, the CIT Amended Financing Agreement was further amended to, among other things, extend the working capital revolving loan availability through June 30, 2009. The CIT loans are secured by substantially all assets of the Company other than real estate, fixtures and equipment. The CIT loans include both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay the working capital loans. Although the working capital loans do not mature until 2009 (as reflected in the table below), the working capital loans under the CIT Amended Financing Agreement are classified as current in the accompanying consolidated balance sheet as required by EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement.

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

In July 2007, the Company entered into a Loan Agreement (the “Wachovia Loan Agreement”) with Wachovia Bank, N.A. (“Wachovia”), which was supplemented in March 2008. The Wachovia Loan Agreement as supplemented provides for two term loans, the proceeds of which are to finance the acquisition of machinery and equipment. $4,775,000 was advanced pursuant to the initial term loan, and up to $3,000,000 can be advanced through December 31, 2008 pursuant to the second term loan. The principal of the initial term loan is to be retired by sixty equal principal payments commencing March 1, 2008 with a maturity date of March 1, 2013, and the principal of the second term loan will be retired by sixty equal principal payments commencing January 1, 2009 with a maturity date of January 1, 2014.

At March 29, 2008, there were outstanding $114,000 in working capital loans, a $12,653,000 real estate loan, and $5,000,000 in term loans. Availability under the revolving loan fluctuates daily. At March 29, 2008, there was $13,841,000 unused availability under the working capital revolving loan.

The CIT working capital revolving loan bears interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid (5.0% at March 29, 2008) (prior to June 30, 2006, LIBOR plus 2.50% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid). The Citizens real estate loan bears interest at a floating rate equal to LIBOR plus 1.2% per annum. The Wachovia term loans bear interest at LIBOR plus 1.2% to 1.45% based on a performance grid. The prime rate was 5.25% and LIBOR was 2.71% at March 29, 2008.

The average outstanding working capital loan balance for the three months ended March 29, 2008 and March 31, 2007 was $1,305,000 and $3,005,000, respectively, and the weighted average interest rate was 6% and 8%, respectively. Interest expense on the working capital loan was $41,000 and $77,000 for the three months ended March 29, 2008 and March 31, 2007, respectively. Interest expense on the Wachovia term loans was $60,000 for the three months ended March 29, 2008. Interest expense on the Citizens real estate loan was $223,000 for the three months ended March 29, 2008.

The CIT Amended Financing Agreement, the Citizens Loan Agreement and the Wachovia Loan Agreement require the Company to maintain certain financial covenants, such as maintaining a minimum fixed charge ratio, and a leverage ratio. The Company was in compliance with all financial covenants as of March 29, 2008 and expects to remain in compliance for the foreseeable future. The CIT Amended Financing Agreement also restricts the ability of the Company to pay cash dividends. The Company’s credit agreements contain cross default provisions.

At March 29, 2008 long-term debt maturities are as follows:

Remainder of 2008	$1,140,000
2009	1,634,000
2010	1,520,000
2011	1,520,000
2012	1,520,000
Thereafter	10,433,000

17,767,000
Less current portion of long-term debt	(1,634,000)

$16,133,000

In August 2005, the Company sold its prior manufacturing, warehouse and office facility located in Owatonna, Minnesota for $3,600,000, of which $3,067,000 was used to prepay a portion of the GMAC term loan, $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contained renewal options as well as options to terminate the lease if the Company elected to relocate. In September 2007, the lease was terminated in connection with the move to the Company’s new Owatonna facility. The lease was accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, which was amortized through September 29, 2007. At March 31, 2007, $329,000 of the deferred gain was included in accrued expenses.

A $2,945,722 letter of credit was issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Kirila, et al. v. Cybex International, Inc., et al. (see Note 11). This letter of credit was returned and cancelled after payment of a portion of the judgment in November 2006. A $2,888,025 letter of credit was issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Colassi v. Cybex International, Inc. (see Note 11). This letter of credit was returned and cancelled after payment of the judgment in April 2007. Letters of credit outstanding under the CIT Amended Financing Agreement reduce availability under the revolving loan facility.

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

In February 2005, the Company entered into a series of 13 forward contracts with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid the Company $265,000 each month. In February 2006, the Company entered into a series of 13 monthly forward contracts that began on April 1, 2006 with the final contract completed April 1, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $265,000 each month. In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company pays a bank 150,000 British Sterling and the bank pays the Company $290,000 each month. In November, 2007, the Company entered into a series of 13 monthly forward contracts that begin on May 30, 2008, whereby the Company will pay a bank 150,000 British Sterling and the bank will pay the Company $309,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transactions are not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of these transactions resulted in a gain of $26,000, and a loss of $28,000, for the three months ended March 29, 2008, and March 31, 2007, respectively.

On June 29, 2006, the Company entered into an interest rate swap agreement with Citizens which was initiated on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 6.95% fixed rate throughout the duration of the loan. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. Prior to

June 27, 2007, the change in the fair value of the interest rate swap was included as a component of interest expense. During 2006, the Company recorded $506,000 of expense related to the change in fair value associated with this interest rate swap. The change in fair value of the swap resulted in a loss of $47,000 for the three months ended March 31, 2007. Effective June 27, 2007, the Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive income. For the three months ended March 29, 2008, the change in the fair value of interest rate swap was an increase in the liability of $471,000. The fair value of the interest rate swap of $1,477,000 is included in other liabilities at March 29, 2008.

On November 6, 2007, the Company entered into an interest rate swap agreement with Wachovia, effective on March 3, 2008, which is intended to hedge the initial LIBOR-based Wachovia term loan. The notional amount of the swap amortizes based on the same amortization schedule as the initial Wachovia term loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 5.76% or 6.01% rate based on a performance grid throughout the duration of the swap. The swap and interest payments on the debt will settle monthly. The term loan matures March 1, 2013 and the swap matures on March 1, 2011. There was no initial cost of the interest rate swap. The Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive income. For the three months ended March 29, 2008, the change in the fair value of the interest rate swap was an increase in the liability of $130,000. The fair value of the interest rate swap of $197,000 is included in other liabilities at March 29, 2008.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive income are reclassified into earnings as the underlying hedged item affects earnings.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement became effective for the Company for financial assets and liabilities on January 1, 2008, and will become effective for nonfinancial assets and liabilities for the Company’s 2009 fiscal year.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at March 29, 2008
	Balance at March 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contract assets	$178,000	—	$178,000	—

Interest rate swap liabilities	$1,674,000	—	$1,674,000	—

The valuation of the foreign currency forward contracts and interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

At March 29, 2008, there are 1,729,765 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At March 29, 2008, warrants to purchase 189,640 and 8,250 shares of common stock at $.10 per share were outstanding and expire on July 16, 2008 and August 4, 2009, respectively.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income	$1,318,000	$1,104,000
Other comprehensive income (loss):
Foreign currency translation adjustment	4,000	(177,000)
Change in fair value of hedges (net of tax)	(374,000)	—

Comprehensive income	$948,000	$927,000

The following summarizes the components of accumulated other comprehensive loss at March 29, 2008 and December 31, 2007:

	March 29, 2008	December 31, 2007
Cumulative translation adjustment	$(1,253,000)	$(1,257,000)
Fair value of hedges (net of tax)	(906,000)	(532,000)

Total	$(2,159,000)	$(1,789,000)

NOTE 10 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Three Months Ended
	March 29, 2008	March 31, 2007
Shares used in computing basic net income per share	17,367,000	17,224,000
Dilutive effect of options and warrants	547,000	614,000

Shares used in computing diluted net income per share	17,914,000	17,838,000

For the three months ended March 29, 2008, options to purchase 186,000 shares of common stock at exercise prices ranging from $4.31 to $7.37 per share were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive. For the three months ended March 31, 2007, options to purchase 30,000 shares of common stock at exercise prices of $7.37 per share were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive.

NOTE 11 — CONTINGENCIES

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

Colassi v. Cybex International, Inc.

This action was filed in the United States District Court for the District of Massachusetts. The plaintiff alleged that certain of the Company’s treadmill products infringed a patent allegedly owned by the plaintiff. The plaintiff sought injunctive relief and monetary damages. The Company filed an answer to the complaint denying the material allegations of the complaint and asserting counterclaims. A jury verdict was rendered in this litigation in August 2005. The jury determined that the deck system of certain of the Company’s treadmill products infringes plaintiff’s patent and awarded damages which with interest equaled approximately $2,800,000 at March 31, 2007. A six-month stay of a permanent injunction against sale of these treadmill products was entered in September 2005, and the Company implemented a redesign of its deck system. The Company filed an appeal of the judgment entered by the trial court on the jury verdict, which required that Cybex post a letter of credit for $2,888,025 (see Note 7). The Court of Appeals in February 2007, denied the Company’s appeal, and the Company moved for a rehearing. In November 2006 the plaintiff filed with the trial court a motion to enter a substitute judgment in an attempt to substitute plaintiff’s reissued patent for the patent that was at issue at trial. In December 2006, the trial court denied this motion and in January 2007, the plaintiff appealed this decision. In April 2007, the Court of Appeals ruled that it would not accept a rehearing of the Company’s appeal. The Company paid to the plaintiff in April 2007 approximately $3,000,000 (representing the judgment, accrued interest, and royalties for the period prior to the Company’s deck redesign), the plaintiff voluntarily dismissed its appeal, and this matter is now concluded.

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

NOTE 12 — INCOME TAXES

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, reevaluates the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $15,361,000 in 2006 and by $5,244,000 effective September 29, 2007. For the three months ended March 29, 2008 and March 31, 2007, an income tax provision of approximately 42.7% and 41.5% of income before taxes was recorded, totaling $982,000 and $784,000, respectively.

At December 31, 2007, U.S. federal net operating loss carryforwards of approximately $20,222,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carryforwards of $2,807,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $615,000, which do not expire, and federal research and development tax credit carryforwards of $160,000, which begin to expire in 2008. The U.S. federal operating loss carryforwards begin to expire in 2019.

Approximately $37,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $40,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses.

The net deferred tax asset balance of $14,437,000 at March 29, 2008 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at March 29, 2008 is $1,222,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There was no impact on the Company’s financial position upon adoption and there have been no material changes through March 29, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the resolution of litigation involving us, and our ability to comply with the terms of our credit facilities. Further information on these and other factors which could affect our financial results can be found in our reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, including Part I thereof, our Current Reports on Form 8-K, this Form 10-Q and the proxy statement dated April 4, 2008.

OVERVIEW

We are a New York corporation that develops, manufactures and markets high performance, professional quality exercise equipment products for the commercial market and, to a lesser extent, the premium segment of the consumer market.

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $5,104,000, or 15%, to $39,780,000 for the first quarter of 2008 from $34,676,000 for the first quarter of 2007. The first quarter increase in 2008 was attributable to an increase of sales of cardiovascular products of $2,337,000, or 13%, to $20,177,000, and increased sales of strength training products of $2,496,000, or 18%, to $16,053,000, along with increased freight and other sales of $271,000, or 8%, to $3,550,000. The sales increase of cardiovascular products in 2008 was predominantly driven by sales of the 750T treadmill which is a new product first introduced in the third quarter of 2007 along with sales of the 445T treadmill and the 425A Arc Trainer. The sales increase of strength products in 2008 was primarily due to sales of VR1, the strength line introduced in the second quarter of 2007, along with VR3, the strength line introduced at the end of 2005.

GROSS MARGIN

Gross margin decreased to 35.6% in the first quarter of 2008 from 37.2% in the prior year first quarter predominantly due to higher freight costs (.8%), higher warranty expense (.4%) and a combination of a number of other factors including product mix (.4%). In addition, improved labor efficiency and higher volumes offset increased overhead costs including the cost of the new Owatonna manufacturing facility.

The price of steel, a major component of our products, fluctuates from time to time. While raw material costs, including the price of steel, had minimal impact on margins during the first quarter 2008, we anticipate that we will experience increases in raw material costs during the balance of 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, increased by $729,000, or 7%, to $11,525,000 in the first quarter of 2008 compared to $10,796,000 in the first quarter of 2007, predominantly due to an increase in information technology related expenses reflecting consulting and maintenance support fees ($254,000), an increase in product development costs ($191,000) and an increase in domestic and international selling and marketing expenses ($116,000). The balance of the increase in these expenses is comprised of smaller amounts including higher general salary levels. Selling, general and administrative expenses represented 29% of sales in 2008 compared to 31% of sales in 2007.

NET INTEREST EXPENSE

Net interest expense increased by $137,000 or 65% in the first quarter of 2008 compared to the corresponding period of 2007. The increase in 2008 was primarily due to higher outstanding debt balances relating to the acquisition of a new manufacturing facility in the third quarter of 2007. We anticipate that this increase in net interest expense compared to the prior year will generally continue for the second quarter of 2008 with net interest expense in the last two quarters of 2008 being more consistent with the corresponding period of 2007.

INCOME TAXES

We recorded an income tax expense of $982,000 and $784,000 for the three months ended March 29, 2008 and March 31, 2007, respectively. In 2002, we established a valuation allowance against all of our deferred tax assets. On a quarterly basis, we reevaluate the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006, and by $5,244,000 effective September 29, 2007. During the period from the establishment of the valuation allowance in 2002, to the July 1, 2006 reduction of the valuation allowance, our income tax provision was limited to state taxes and federal alternative minimum taxes. The effective tax rate was 42.7% and 41.5% for the three months ended March 29, 2008 and March 31, 2007, respectively. Actual cash outlays for taxes, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2007, U.S. federal operating loss carryforwards of approximately $20,222,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $2,807,000, federal alternative minimum tax credit carryforwards of $615,000 and federal research and development tax credit carryforwards of $160,000. The net deferred tax asset balance of $14,437,000 at March 29, 2008 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at March 29, 2008 is $1,222,000. We will continue to assess the need for the remaining valuation allowance in future periods.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our financial position upon adoption and there have been no material changes through March 29, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2008, we had working capital of $20,986,000 compared to $18,186,000 at December 31, 2007. The net increase in working capital is primarily due to a $1,955,000 decrease in accrued expenses, reflecting a $1,000,000 royalty settlement payment and a $1,000,000 reduction in customer deposits, along with a $994,000 decrease in the current portion of long term debt, primarily due to the reduction of the revolver balance. These payments were made from the cash from operating activities generated during the first quarter of 2008.

For the three months ended March 29, 2008, we generated $2,296,000 of cash from operating activities compared to $3,801,000 for the three months ended March 31, 2007. The decrease in cash provided by operating activities is primarily due to the decrease in accrued expenses.

Cash used in investing activities of $653,000 during the three months ended March 29, 2008 consisted of purchases on manufacturing tooling and equipment of $366,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $287,000. Cash used in investing activities of $3,580,000 during the three months ended March 31, 2007 consisted of purchases on manufacturing tooling and equipment of $1,442,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $2,138,000. We expect to incur approximately $6,500,000 in capital expenditures during the balance of 2008 related mostly to manufacturing tooling and equipment, refurbishment of the Medway facility and computer hardware and infrastructure.

Cash used in financing activities was $1,172,000 and $839,000 for the three months ended March 29, 2008 and March 31, 2007, respectively, consisting primarily of debt repayments.

We have credit facilities with The CIT Group/Business Credit, Inc. (“CIT”), Citizens Bank of Massachusetts (“Citizens”), and Wachovia Bank, NA (“Wachovia”). Our CIT Amended Financing Agreement provides for working capital loans of up to the lesser of $14,000,000, or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of the Owatonna facility. We entered into the Wachovia Loan Agreement in July 2007, providing for a term loan which could be advanced through February 29, 2008 to finance the acquisition of machinery and equipment. The Wachovia Loan Agreement was supplemented in March 2008 to provide an additional term loan availability of up to $3,000,000 to finance the acquisition through December 31, 2008 of machinery and equipment. $5,000,000 was advanced under the Wachovia Loan Agreement through the first quarter of 2008. The CIT loans are secured by substantially all of our assets except real estate, fixtures and equipment and mature on June 30, 2009. The Citizens real estate loan is secured by a mortgage on the Owatonna facility and matures on July 2, 2014. The Wachovia loan is secured by the equipment financed through the facility, with the first term loan maturing on March 1, 2013 and the second term loan maturing on January 1, 2014.

At March 29, 2008, there were $114,000 in working capital loans, a $12,653,000 real estate loan and $5,000,000 in term loans. Availability under the revolving loan fluctuates daily. At March 29, 2008, there was $13,841,000 in unused availability under the working capital revolving loan facility.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt (a)	$17,767,000	$1,520,000	$3,154,000	$3,040,000	$10,053,000
Interest due including impact of interest rate swaps (b)	5,511,000	1,120,000	1,956,000	1,589,000	846,000
Capital lease obligations (c)	72,000	66,000	6,000	—	—
Operating lease commitments	651,000	351,000	275,000	25,000	—
Purchase obligations	21,857,000	17,453,000	4,404,000	—	—

	$45,858,000	$20,510,000	$9,795,000	$4,654,000	$10,899,000

(a)	As discussed in Note 7, the working capital loans are classified as current. For the purpose of this table the loans are shown as maturing in June 2009.
(b)	This includes fixed rates of 6.95% and 5.76% per the interest rate swap agreements.
(c)	Includes future interest obligation.

We have agreements with our named executive officers that provide for severance payments to the officer in the event the employee is terminated without cause or, in certain situations, the officer resigns after a change of control. The estimated maximum cash exposure under these agreements, assuming the employment of the officers terminated effective as of December 31, 2007, was $3,335,000. The actual amounts to be paid can only be determined at the time of the executive officer’s separation from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are accounted for as sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At March 29, 2008, the maximum contingent liability under all recourse provisions was approximately $4,853,000. A reserve for estimated losses under recourse provisions of $565,000 has been recorded based upon historical experience, and is included in accrued liabilities at March 29, 2008.

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

Valuation of deferred tax assets. In 2002, we established a full valuation allowance against our net deferred tax asset. Effective July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $15,361,000 in 2006 and $5,377,000 in 2007. The net deferred tax asset balance of $14,437,000 at March 29, 2008 represents the amount that we believe is more-likely-than-not to be realized and the remaining valuation allowance at March 29, 2008 is $1,222,000. We will continue to assess the need for the remaining valuation allowance in future periods. Approximately $37,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $40,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

Recent Accounting Pronouncements. See Note 2 – Recent Accounting Pronouncements in the notes to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from the disclosure within the Company’s Report on Form 10-K for the year ended December 31, 2007.

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

There are no material pending legal proceedings, as defined pursuant to Item 103 of Regulation S-K promulgated by the Securities & Exchange Commission.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On March 25, 2008, Wachovia Bank, N.A. (“Wachovia”) provided to the Company an additional term loan availability of up to $3,000,000 (“Term Loan), represented by the Company’s Promissory Note dated March 25, 2008 (the “Promissory Note”). The Promissory Note is issued pursuant to, and is subject to all of the terms and conditions of, the Loan Agreement between the Company and Wachovia dated July 30, 2007 (the “Wachovia Loan Agreement”). The Term Loan (a) bears interest at the same rate as the existing term loan under the Wachovia Loan Agreement, (b) after December 31, 2008, will be subject to monthly payments of principal in an amount equal to one-sixtieth (1/60) of the principal amount outstanding as of December 31, 2008, and (c) will mature on January 1, 2014. The proceeds of the Term Loan will be utilized to purchase machinery and equipment.

On March 27, 2008, the Company entered into a letter agreement dated March 4, 2008 (“Letter Agreement”) with eNova Group Limited Liability Company, Roy Simonson and Stephen M. Williams, pursuant to the Fulfillment Agreement dated March 20, 2007. Pursuant to the Letter Agreement, eNova will provide product design and development services with respect to the redesign of the Company’s existing free weight and plate loaded strength lines. In the event that the Company accepts such redesigns, the redesigned or new products will be deemed Cybex Fulfillment Products and Incentive Acquisition Fees will be payable with respect thereto, as provided in the Fulfillment Agreement as supplemented by the Letter Agreement.

ITEM 6.	EXHIBITS

Exhibit 10.1 – Promissory Note dated March 25, 2008, in a principal amount of up to $3,000,000, from Cybex International, Inc. to Wachovia Bank, N.A.

Exhibit 10.2 – Letter Agreement dated March 4, 2008, among Cybex International, Inc., eNova Group Limited Liability Company, Roy Simonson and Stephen M. Williams.

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

Cybex International, Inc.

	By:	/s/ John Aglialoro
May 5, 2008		John Aglialoro
Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
May 5, 2008		Arthur W. Hicks, Jr.
President, Chief Operating Officer and Chief Financial Officer