Form 10-Q
period 2008-06-28
CYBEX INTERNATIONAL INC
filed 2008-08-04
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 28, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

On August 4, 2008, the Registrant had outstanding 17,587,861 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$33,136	$34,740	$72,916	$69,416
Cost of sales	22,480	22,535	48,088	44,317

Gross profit	10,656	12,205	24,828	25,099

Selling, general and administrative expenses	10,115	10,380	21,640	21,176

Operating income	541	1,825	3,188	3,923

Interest expense (income), net	278	(48)	625	162

Income before income taxes	263	1,873	2,563	3,761
Income tax expense	135	778	1,117	1,562

Net income	$128	$1,095	$1,446	$2,199

Basic net income per share	$0.01	$0.06	$0.08	$0.13

Diluted net income per share	$0.01	$0.06	$0.08	$0.12

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 28, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,654	$609
Accounts receivable, net of allowance of $1,041 and $953	16,315	21,015
Inventories	13,459	13,803
Prepaid expenses and other	3,906	1,970
Deferred income taxes	4,325	4,325

Total current assets	39,659	41,722
Property, plant and equipment, net	35,049	34,089
Goodwill	11,247	11,247
Deferred income taxes	9,659	10,718
Other assets	327	353

	$95,941	$98,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,520	$2,628
Accounts payable	6,904	7,021
Accrued expenses	11,800	13,887

Total current liabilities	20,224	23,536
Long-term debt	15,753	16,322
Other liabilities	3,171	3,229

Total liabilities	39,148	43,087

Commitments (Notes 4 and 11)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,607 and 17,553 shares issued	1,760	1,755
Additional paid-in capital	68,272	68,049
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(9,276)	(10,722)
Accumulated other comprehensive loss	(1,712)	(1,789)

Total stockholders’ equity	56,793	55,042

	$95,941	$98,129

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
OPERATING ACTIVITIES:
Net income	$1,446	$2,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,418	1,579
Amortization of deferred financing costs	17	136
Deferred income taxes	1,001	1,393
Stock-based compensation	134	87
Provision for doubtful accounts	197	208
Change in fair value of interest rate swap	(16)	(289)
Change in fair value of foreign currency contract	(9)	14
Changes in operating assets and liabilities:
Accounts receivable	4,503	1,263
Inventories	344	(2,377)
Prepaid expenses and other	28	1,752
Accounts payable, accrued liabilities and other liabilities	(3,264)	(3,355)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,799	2,610

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,151)	(22,990)

NET CASH USED IN INVESTING ACTIVITIES	(2,151)	(22,990)

FINANCING ACTIVITIES:
Repayments of term loans	(509)	—
Borrowings under term loans	224	13,000
Repayments of revolving loan	(76,338)	(71,062)
Borrowings under revolving loan	73,000	78,389
Proceeds from exercise of stock options	49	162
Principal payments on capital leases	(29)	(144)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,603)	20,345

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,045	(35)

CASH AND CASH EQUIVALENTS, beginning of period	609	1,419

CASH AND CASH EQUIVALENTS, end of period	$1,654	$1,384

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$634	$292
Cash paid for income taxes	275	54
Common stock issued to directors earned in previous period (Note 5)	90	47

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE-2 — RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted in Fiscal 2008:

See Note 8 – Fair Value of Financial Instruments for discussion regarding the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.”

Accounting Pronouncements Not Yet Adopted:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 13.1% and 12.9% of consolidated net sales for the three and six months ended June 28, 2008 and 15.1% and 15.9% of consolidated net sales for the three and six months ended June 30, 2007, respectively. Accounts receivable from this customer were $1,680,000 and $2,238,000 at June 28, 2008 and December 31, 2007, respectively. Sales to another customer or its franchisee represented 11.4% and 12.0% of consolidated net sales for the three and six months ended June 28, 2008 and 13.0% and 10.9% of consolidated net sales for the three and six months ended June 30. 2007, respectively. Accounts receivable from that customer and its franchisees were less than $200,000 at June 28, 2008 and December 31, 2007. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

There was no single geographic area of significant concentration other than the U.S. Sales outside of North America represented 28% and 27% of consolidated net sales for the three and six months ended June 28, 2008 and 28% and 27% of consolidated net sales for the three and six months ended June 30, 2007, respectively. No single foreign country accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At June 28, 2008, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,835,000. A reserve for estimated losses under recourse provisions of $620,000 and $555,000 has been recorded based on historical experience and is included in accrued expenses at June 28, 2008 and December 31, 2007, respectively.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $67,000 and $68,000 at June 28, 2008 and December 31, 2007, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for one year of labor and for parts ranging from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change. The following table sets forth the change in the liability for product warranties during the six months ended June 28, 2008:

Balance as of January 1, 2008	$4,362,000
Payments made under product warranties	(2,300,000)
Accrual for product warranties issued	2,341,000

Balance as of June 28, 2008	$4,403,000

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

For the three months ended June 28, 2008, the Company recorded stock-based compensation expense of $67,000 consisting of expenses related to stock options ($42,000) and stock to be issued to directors ($25,000). For the six months ended June 28, 2008, the Company recorded stock-based compensation expense of $134,000, consisting of expenses related to stock options ($84,000) and stock to be issued to directors ($50,000). For the three months ended June 30, 2007, the Company recorded stock-based compensation expense of $46,000, consisting of expenses related to stock options ($21,000) and stock to be issued to directors ($25,000). For the six months ended June 30, 2007, the Company recorded stock-based compensation expense of $87,000, consisting of expenses related to stock options ($42,000) and stock to be issued to directors ($45,000).

These stock-based compensation charges decreased net income by $112,000 and $68,000 or $0.01 per basic and diluted net income per share and $0.00 and $0.01 per basic and diluted net income per share for the six month periods ended June 28, 2008 and June 30, 2007, respectively. Cash received from the exercise of incentive stock options for the six month periods ended June 28, 2008 and June 30, 2007 totaled $49,000 and $162,000, respectively.

Cybex’s 2005 Omnibus Incentive Plan (the “Omnibus Plan”) is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the Omnibus Plan. A registration statement was filed for the Omnibus Plan in June 2005 after adoption to the Omnibus Plan by the Company’s shareholders and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options and upon stock grants under the Omnibus Plan.

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

A summary of the status of the Company’s stock option plans as of June 28, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2008	734,625	$2.70
Granted	2,500	4.56
Exercised	(37,250)	1.31
Forfeited	—	—

Outstanding at June 28, 2008	699,875	$2.78	5.39	$759,000

Options exercisable at June 28, 2008	523,375	$2.06	4.05	$759,000
Options expected to vest at June 28, 2008	682,759	$2.73	5.29	$759,000

The intrinsic value of options exercised in the three months ended June 28, 2008 and June 30, 2007 was $47,000 and $442,000, respectively. The intrinsic value of options exercised in the six months ended June 28, 2008 and June 30, 2007 was $106,000 and $527,000, respectively.

As of June 28, 2008, there was $560,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.3 years.

At June 28, 2008, there are 816,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At June 28, 2008, there are 18,273 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $22,000 and $45,000 for the three months and six months ended June 28, 2008, respectively, for common stock to be issued to the directors for 2008 services, which is included in accrued expenses at June 28, 2008 and will be issued in 2009. During the quarter ended March 29, 2008, the Company issued 16,158 shares of common stock to the directors, which had a fair value of $90,000, related to director’s fees earned in 2007, which were included in accrued expenses at December 31, 2007. The Company recorded stock-based compensation expense of $25,000 and $45,000 for three months and six months ended June 30, 2007, respectively for common stock issuable to the directors for 2007 services, which was included in accrued expenses at June 30, 2007 and was issued in 2008. During the quarter ended March 31, 2007, the Company issued 7,511 shares of common stock to the directors, which had a fair value of $47,000, related to director’s fees earned in 2006, which were included in accrued expenses at December 31, 2006.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	June 28, 2008	December 31, 2007
Raw materials	$7,092,000	$8,010,000
Work in process	2,809,000	2,580,000
Finished goods	3,558,000	3,213,000

	$13,459,000	$13,803,000

NOTE 7 — LONG-TERM DEBT AND DERIVATIVES

Long-term debt consists of the following:

	June 28, 2008	December 31, 2007
CIT working capital loan	$—	$1,392,000
Citizens real estate loan	12,524,000	12,783,000
Wachovia term loans	4,749,000	4,775,000

	17,273,000	18,950,000
Less – current portion	(1,520,000)	(2,628,000)

	$15,753,000	$16,322,000

In July 2004, the Company entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2006, the CIT term loan, which had been increased to $6,250,000, was repaid in full from the proceeds from the Company’s common stock public offering. In June 2006, the CIT Amended Financing Agreement was further amended to, among other things, extend the working capital revolving loan availability through June 30, 2009. The CIT Amended Financing Agreement was terminated in July 2008 in conjunction with the Company entering into the Citizens Credit Agreement referred to below. The CIT loans were secured by substantially all assets of the Company other than real estate, fixtures and equipment. The CIT loans included both a subjective acceleration clause and a lockbox arrangement which required all lockbox receipts be used to repay the working capital loans. Although the CIT working capital loans did not mature until 2009, the working capital loans under the CIT Amended Financing Agreement were classified as current in the accompanying consolidated balance sheet as required by EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement.

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement dated as of October 17, 2006 (the “Citizens Loan Agreement”) with Citizens Bank of Massachusetts (together with RBS Citizens, National Association, “Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota, and the loan is secured by this real estate.

In July 2007, the Company entered into a Loan Agreement (the “Wachovia Loan Agreement”) with Wachovia Bank, N.A. (“Wachovia”), which was supplemented in March 2008. The Wachovia Loan Agreement as supplemented provides for two term loans, the proceeds of which are to finance the acquisition of machinery and equipment. $5,000,000 was advanced pursuant to the initial term loan, and up to $3,000,000 can be advanced through December 31, 2008 pursuant to the second term loan. The principal of the initial term loan is to be retired by sixty equal principal payments commencing March 1, 2008 with a maturity date of March 1, 2013, and the principal of the second term loan will be retired by sixty equal principal payments commencing January 1, 2009 with a maturity date of January 1, 2014.

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of $15,000,000 or an amount determined by reference to a borrowing base. The revolving line of credit is available to July 1, 2011 and is secured by the Company’s accounts receivable and inventory.

At June 28, 2008, there were no working capital loans outstanding, a $12,524,000 real estate loan and $4,749,000 in term loans. Availability under the revolving loan fluctuates daily. At June 28, 2008, there was $13,955,000 unused availability under the working capital revolving loan.

The CIT working capital revolving loan bore interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid (4.75% at June 28, 2008) (prior to June 30, 2006, LIBOR plus 2.50% to 3.25% or the prime rate less .25% to plus .50% based on a performance grid). The Citizens revolving line of credit will bear interest at a floating rate equal to LIBOR plus 1.5% or the prime rate minus 1%. The Citizens real estate loan bears interest at a floating rate equal to LIBOR plus 1.2% per annum. The Wachovia term loans bear interest at LIBOR plus 1.2% to 1.45% based on a performance grid. The prime rate was 5.00% and LIBOR was 3.16% at June 28, 2008.

The average outstanding working capital loan balance for the six months ended June 28, 2008 and June 30, 2007 was $698,000 and $4,768,000, respectively, and the weighted average interest rate was 5.48% and 8.04%, respectively. Interest expense on the working capital loan was $20,000 and $146,000 for the three months ended June 28, 2008 and June 30, 2007, respectively, and $60,000 and $223,000 for the six months ended June 28, 2008 and June 30, 2007, respectively. Interest expense on the Wachovia term loans was $78,000 for the three months ended June 28, 2008 and $138,000 for the six months ended June 28, 2008. Interest expense on the Citizens real estate loan was $225,000 for the three months ended June 28, 2008 and $448,000 for the six months ended June 28, 2008.

The Citizens Credit Agreement, the Citizens Loan Agreement and the Wachovia Loan Agreement require the Company to maintain certain financial covenants, such as maintaining a minimum fixed charge ratio, and a leverage ratio. The Company was in compliance with all financial covenants as of June 28, 2008 and expects to remain in compliance for the foreseeable future. The Company’s credit agreements contain cross default provisions to each other.

At June 28, 2008 long-term debt maturities are as follows:

Remainder of 2008	$1,140,000
2009	1,520,000
2010	1,520,000
2011	1,520,000
2012	1,520,000
Thereafter	10,053,000

17,273,000
Less current portion of long-term debt	(1,520,000)

$15,753,000

In August 2005, the Company sold its prior manufacturing, warehouse and office facility located in Owatonna, Minnesota for $3,600,000, of which $3,067,000 was used to prepay a portion of a term loan from GMAC Commercial Finance, LLC (“GMAC”), $123,000 was used to pay a prepayment fee in connection therewith and $400,000 was used to prepay a portion of the CIT term loan. Simultaneously with the sale of the Owatonna facility, the Company and the purchaser entered into a lease of the Owatonna facility with an initial term of five years at a rental rate of $40,000 per month, plus operating costs. The lease contained renewal options as well as options to terminate the lease if the Company elected to relocate. In September 2007, the lease was terminated in connection with the move to the Company’s new Owatonna facility. The lease was accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, which was amortized through September 29, 2007.

A $2,945,722 letter of credit was issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Kirila, et al. v. Cybex International, Inc., et al. (see Note 11). This letter of credit was returned and cancelled after payment of a portion of the judgment in November 2006. A $2,888,025 letter of credit was issued under the CIT Amended Financing Agreement in connection with the Company’s appeal of the judgment in the litigation, Colassi v. Cybex International, Inc. (see Note 11). This letter of credit was returned and cancelled after payment of the judgment in April 2007. Letters of credit outstanding under the CIT Amended Financing Agreement reduced availability under the revolving loan facility.

In February 2005, the Company entered into a series of 13 forward contracts with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid the Company $265,000 each month. In February 2006, the Company entered into a series of 13 monthly forward contracts that began on April 1, 2006 with the final contract completed April 1, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $265,000 each month. In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company pays a bank 150,000 British Sterling and the bank pays the Company $290,000 each month. In November, 2007, the Company entered into a series of 13 monthly forward contracts that begin on May 30, 2008, whereby the Company will pay a bank 150,000 British Sterling and the bank will pay the Company $309,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transactions are not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of these transactions resulted in a loss of $17,000 and $42,000, for the three months ended June 28, 2008, and June 30, 2007, respectively, and a gain of $9,000 and a loss of $14,000 for the six months ended June 28, 2008 and June 30, 2007, respectively.

On June 29, 2006, the Company entered into an interest rate swap agreement with Citizens which was initiated on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 6.95% fixed rate throughout the duration of the loan. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. Prior to June 27, 2007, the change in the fair value of the interest rate swap was included as a component of interest expense. During 2006, the Company recorded $506,000 of expense related to the change in fair value associated with this interest rate swap. The change in fair value of the swap resulted in income of $336,000 and $289,000 for the three and six months ended June 30, 2007. Effective June 27, 2007, the Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive income. For the six months ended June 28, 2008 and the period June 27, 2007 through June 30, 2007, the change in the fair value of interest rate swap was a decrease in the liability of $181,000 and an increase of $11,000, respectively. The fair value of the interest rate swap of $825,000 is included in other liabilities at June 28, 2008.

On November 6, 2007, the Company entered into an interest rate swap agreement with Wachovia, effective on March 3, 2008, which is intended to hedge the initial LIBOR-based Wachovia term loan. The notional amount of the swap amortizes based on the same amortization schedule as the initial Wachovia term loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 5.76% or 6.01% rate based on a performance grid throughout the duration of the swap. The swap and interest payments on the debt will settle monthly. The term loan matures March 1, 2013 and the swap matures on March 1, 2011. There was no initial cost of the interest rate swap. The Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive income. For the six months ended June 28, 2008, the change in the fair value of the interest rate swap was an increase in the liability of $31,000. The fair value of the interest rate swap of $98,000 is included in other liabilities at June 28, 2008.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive income are reclassified into earnings as the underlying hedged item affects earnings.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. This statement covers financial assets and liabilities, for which the statement is effective for fiscal years beginning after November 15, 2007, as well as nonfinancial assets and liabilities, for which the statement is effective for fiscal years beginning after November 15, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification under SFAS No. 13, except for assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 “Business Combinations” or SFAS No. 141R (revised 2007) “Business Combinations”, regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-1 is effective upon initial adoption of SFAS No. 157. The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008 and there was no impact on its financial position, results of operations or cash flows. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on its nonfinancial assets and liabilities.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at June 28, 2008
	Balance at June 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contract assets	$162,000	—	$162,000	—
Interest rate swap liabilities	$923,000	—	$923,000	—

The valuation of the foreign currency forward contracts and interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 became effective for the Company on January 1, 2008. The Company has not elected to measure any eligible items at fair value. Accordingly, the adoption of this statement has had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

At June 28, 2008, there are 1,713,765 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At June 28, 2008, warrants to purchase 189,640 and 8,250 shares of common stock at $.10 per share were outstanding. The warrant for 189,640 shares was exercised in full during July 2008. The warrant for 8,250 shares will expire August 4, 2009.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$128,000	$1,095,000	$1,446,000	$2,199,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,000)	(133,000)	1,000	(310,000)
Change in fair value of hedges (net of tax)	450,000	(11,000)	76,000	(11,000)

Comprehensive income	$575,000	$951,000	$1,523,000	$1,878,000

The following summarizes the components of accumulated other comprehensive loss at June 28, 2008 and December 31, 2007:

	June 28, 2008	December 31, 2007
Cumulative translation adjustment	$(1,256,000)	$(1,257,000)
Fair value of hedges (net of tax)	(456,000)	(532,000)

Total	$(1,712,000)	$(1,789,000)

NOTE 10 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Shares used in computing basic net income per share	17,388,000	17,309,000	17,377,000	17,288,000
Dilutive effect of options and warrants	331,000	602,000	336,000	614,000

Shares used in computing diluted net income per share	17,719,000	17,911,000	17,713,000	17,902,000

For the three and six months ended June 28, 2008, options to purchase 214,000 and 186,000 shares of common stock at exercise prices ranging from $4.06 to $7.31 per share and $4.31 to $7.31 per share were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive. For the three and six months ended June 30, 2007, options to purchase 30,000 shares of common stock at exercise prices of $7.37 per share were outstanding but were not included in the calculation of diluted net income per share as the result would be anti-dilutive.

NOTE 11 — CONTINGENCIES

Kirila et al v. Cybex International, Inc., et al

This action was commenced in the Court of Common Pleas of Mercer County, Pennsylvania in May 1997 against the Company, the Company’s wholly-owned subsidiary, Trotter, and certain officers, directors and affiliates of the Company. The plaintiffs included companies that sold to Trotter a strength equipment company in 1993, a principal of the corporate plaintiffs who was employed by Trotter following the acquisition, and a company that leased to Trotter a plant located in Sharpsville, Pennsylvania. The complaint made numerous allegations, including wrongful closure of the Sharpsville facility, wrongful termination of the individual plaintiff’s employment and nonpayment of compensation, fraud and breach of the asset purchase agreement. A jury verdict was rendered in this litigation in February 2002. While the jury found in favor of the Company with respect to the majority of the plaintiffs’ claims, it also found that the Company owed certain incentive compensation payments and rent, plus interest. In December 2002, plaintiff Kirila Realty and the Company agreed to enter judgment in favor of Kirila Realty for $48,750 on the claims related to lease issues. Such amount represented the approximate $38,000 jury verdict together with an agreed amount of interest due and was paid by the Company in 2002. In March 2004, a $2,452,783 judgment was entered with respect to the incentive compensation portion of the jury verdict. Cybex filed an appeal of this judgment. In January 2006, the Superior Court of Pennsylvania affirmed the judgment, and both Cybex and the plaintiffs filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. On June 7, 2006, the Pennsylvania Supreme Court denied the respective Petitions for Allowance of Appeal of the Company and the plaintiffs. The Company determined not to further pursue its appeals, and in November 2006, it satisfied a portion of the judgment, which, with interest and costs, amounted to approximately $2,800,000. The plaintiffs asserted that additional attorneys’ fees were payable by the Company and the Court, on December 29, 2006, ordered that $523,000 be added to the judgment representing additional fees and costs. The amended judgment was paid in January 2007, and the matter is now concluded.

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

NOTE 12 — INCOME TAXES

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, reevaluates the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $15,361,000 in 2006 and by $5,244,000 effective September 29, 2007. For the six months ended June 28, 2008 and June 30, 2007, an income tax provision of approximately 43.6% and 41.5% of income before taxes was recorded, totaling $1,117,000 and $1,562,000, respectively.

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

The net deferred tax asset balance of $13,984,000 at June 28, 2008 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at June 28, 2008 is $1,222,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

Approximately $36,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $39,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There was no impact on the Company’s financial position upon adoption and there have been no material changes through June 28, 2008.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales decreased $1,604,000, or 5%, to $33,136,000 for the second quarter of 2008 from $34,740,000 for the second quarter of 2007. For the six months ended June 28, 2008, net sales increased $3,500,000, or 5%, to $72,916,000 from $69,416,000 compared to the same period in 2007. For the second quarter of 2008, sales of cardiovascular products decreased $1,567,000, or 8%, to $17,032,000 and sales of strength products decreased $498,000, or 4%, to $12,811,000 compared to the same period in 2007. For the six months ended June 28, 2008, sales of cardiovascular products increased $770,000, or 2%, to $37,209,000 and sales of strength products increased $1,998,000, or 7%, to $28,863,000 compared to the same period in 2007. The sales decrease of cardiovascular and strength products for the second quarter was predominantly the result of lower sales to fitness clubs, which the Company believes is reflective of general economic conditions. The sales increase of cardiovascular products for the six month period was predominantly driven by sales of treadmills, including models first introduced in 2007, offset by reduced sales of Arc Trainers. The sales increase of strength products for the six month period was primarily due to sales of VR1, the strength line introduced in the second quarter of 2007. Freight, parts and other revenue increased $461,000, or 16%, to $3,293,000 in the second quarter of 2008 and increased $732,000, or 12%, to $6,844,000 for the six months ended June 28, 2008.

GROSS MARGIN

Gross margin for the second quarter of 2008 decreased by 2.9% to 32.2% from 35.1% for the same period in 2007. The decrease was caused primarily by higher freight costs (.8%), increased manufacturing overhead mainly due to the new Owatonna facility (1.9%) and higher direct material (.8%) offset by lower warranty expenses (.6%).

Gross margin for the six months ended June 28, 2008 decreased by 2.1% to 34.1% from 36.2% for the same period in 2007. The decrease was caused primarily by higher freight costs (.5%), higher direct material costs (1.5%) and higher manufacturing overhead costs net of improved labor efficiencies (.1%).

The price of steel, a major component of our products, fluctuates from time to time. The price of steel and fuel costs increased during the second quarter of 2008 and we anticipate that we will experience increases in raw material costs during the balance of 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $265,000, or 3%, to $10,115,000 in the second quarter of 2008 compared to $10,380,000 in the second quarter of 2007, predominantly due to a decrease in domestic and international selling and marketing costs ($300,000). For the six months ended June 38, 2008, selling, general and administrative expenses increased by $464,000, or 2%, to $21,640,000 compared to $21,176,000 for the comparable period in 2007, predominantly due to an increase in product development costs ($286,000). Selling, general and administrative expenses represented 31% and 30% of sales for the three and six months ended June 28, 2008 and 30% and 31% of sales for the three and six months ended June 30, 2007, respectively.

NET INTEREST EXPENSE

Net interest expense increased by $326,000 in the second quarter of 2008 compared to the corresponding period of 2007. For the six months ended June 28, 2008, net interest expense increased by $463,000. The increases in 2008 were primarily due to $289,000 of income recognized in 2007 related to the Citizens interest rate swap along with higher outstanding debt balances in 2008 relating to the acquisition of a new manufacturing facility in the third quarter of 2007. We anticipate that net interest expense in the last two quarters of 2008 will be more consistent with the corresponding period of 2007.

INCOME TAXES

We recorded an income tax expense of $135,000 and $1,117,000 for the three and six months ended June 28, 2008, respectively and $778,000 and $1,562,000 for the three and six months ended June 30, 2007, respectively. In 2002, we established a valuation allowance against all of our deferred tax assets. On a quarterly basis, we reevaluate the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006, and by $5,244,000 effective September 29, 2007. The effective tax rate was 43.6% and 41.5% for the six months ended June 28, 2008 and June 30, 2007, respectively. Actual cash outlays for taxes, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2007, U.S. federal operating loss carryforwards of approximately $20,222,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $2,807,000, federal alternative minimum tax credit carryforwards of $615,000 and federal research and development tax credit carryforwards of $160,000. The net deferred tax asset balance of $13,984,000 at June 28, 2008 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at June 28, 2008 is $1,222,000. We will continue to assess the need for the remaining valuation allowance in future periods.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our financial position upon adoption and there have been no material changes through June 28, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2008, we had working capital of $19,435,000 compared to $18,186,000 at December 31, 2007. The changes in working capital for 2008 are primarily due to a $2,087,000 decrease in accrued expenses, reflecting a $1,000,000 royalty settlement payment and a $867,000 reduction in customer deposits, a $1,108,000 decrease in the current portion of long term debt, primarily due to the reduction of the revolver balance, offset by a $4,700,000 decrease in accounts receivable as a result of improved collections.

For the six months ended June 28, 2008, we generated $6,799,000 of cash from operating activities compared to $2,610,000 for the six months ended June 30, 2007. The increase in cash provided by operating activities is primarily due to the decrease in accounts receivable as a result of improved collections as well as a decrease in inventory due to improved inventory management.

Cash used in investing activities of $2,151,000 during the six months ended June 28, 2008 consisted of purchases of manufacturing tooling and equipment of $1,293,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $858,000. Cash used in investing activities of $22,990,000 during the six months ended June 30, 2007 consisted of $15,217,000 for the purchase of our new Owatonna manufacturing facility, purchases of manufacturing tooling and equipment of $6,533,000, primarily related to our new Owatonna facility, $782,000 of renovations to our Medway manufacturing facility and computer hardware and software of $458,000 including costs associated with an upgrade to our ERP system. We expect to incur approximately $6,400,000 in capital expenditures during the balance of 2008 related mostly to manufacturing tooling and equipment, refurbishment of the Medway facility and computer hardware and infrastructure.

For the six months ended June 28, 2008, cash used in financing activities of $3,603,000 consisted of net revolver payments of $3,338,000 and net term loan payments of $285,000. For the six months ended June 30, 2007, cash provided by financing activities of $20,345,000 consisted primarily of the $13,000,000 real estate loan which financed in part the acquisition of the Owatonna facility, and net revolver borrowings of $7,327,000.

We have credit facilities with Citizens Bank of Massachusetts and RBS Citizens, National Association (collectively, “Citizens”) and Wachovia Bank, N.A. (“Wachovia”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of $15,000,000 or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of the Owatonna facility. We entered into the Wachovia Loan Agreement in July 2007, providing for a term loan which could be advanced through February 29, 2008 to finance the acquisition of machinery and equipment. The Wachovia Loan Agreement was supplemented in March 2008 to provide an additional term loan availability of up to $3,000,000 to finance the acquisition through December 31, 2008 of machinery and equipment. $5,000,000 was advanced under the Wachovia Loan Agreement through the second quarter of 2008. Prior to July, 2008, we also had a credit facility with the CIT Group/Business Credit, Inc., providing for working capital loans. This credit facility was replaced by the Citizens revolving line of credit. The Citizens revolving line of credit is secured by our accounts receivable and inventory, and matures July 1, 2011. The Citizens real estate loan is secured by a mortgage on the Owatonna facility and matures on July 2, 2014. The Wachovia loan is secured by the equipment financed through the facility, with the first term loan maturing on March 1, 2013 and the second term loan maturing on January 1, 2014.

At June 28, 2008, there were no working capital loans outstanding, a $12,524,000 real estate loan and $4,749,000 in term loans. Availability under the revolving loan fluctuates daily. At June 28, 2008, there was $13,955,000 in unused availability under the working capital revolving loan facility.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements as of June 28, 2008:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt	$17,273,000	$1,520,000	$3,040,000	$2,790,000	$9,923,000
Interest due including impact of interest rate swaps (a)	5,223,000	1,096,000	1,909,000	1,545,000	673,000
Capital lease obligations (b)	55,000	55,000	—	—	—
Operating lease commitments	1,152,000	526,000	571,000	55,000	—
Purchase obligations	20,496,000	16,017,000	4,479,000	—	—

	$44,199,000	$19,214,000	$9,999,000	$4,390,000	$10,596,000

(a)	This includes fixed rates of 6.95% and 5.76% per the interest rate swap agreements.
(b)	Includes future interest obligation.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At June 28, 2008, the maximum contingent liability under all recourse provisions was approximately $4,835,000. A reserve for estimated losses under recourse provisions of $620,000 has been recorded based upon historical experience, and is included in accrued liabilities at June 28, 2008.

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

Warranty reserve. All products are warranted for one year labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and the type of equipment. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from management’s estimates, adjustments to the warranty liability would be required.

Legal matters. The Company records a reserve related to certain legal matters when it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible, or remote, and the adequacy of accruals for probable loss contingencies.

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

Valuation of deferred tax assets. In 2002, we established a full valuation allowance against our net deferred tax asset. Effective July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $15,361,000 in 2006 and $5,377,000 in 2007. The net deferred tax asset balance of $13,984,000 at June 28, 2008 represents the amount that we believe is more-likely-than-not to be realized and the remaining valuation allowance at June 28, 2008 is $1,222,000. We will continue to assess the need for the remaining valuation allowance in future periods. Approximately $36,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $39,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

There are no material pending legal proceedings, as defined pursuant to Item 103 of Regulation S-K promulgated by the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on May 7, 2008. At the meeting, action was taken on the following matter:

Joan Carter and John McCarthy were elected as directors of the Company. The terms of office of John Aglialoro, James H. Carll, Arthur W. Hicks, Jr., Jerry Lee, Milton Leontiades and Harvey Morgan continued after the meeting.

The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

	Shares Voted For	Shares Voted Against	Shares Withheld	Abstention/Broker Non-Votes
1. Election of Directors
Joan Carter	15,332,752		894,984
John McCarthy	15,733,073		494,663

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibit 10.1 - Credit Agreement dated July 2, 2008 between RBS Citizens, National Association and Cybex International, Inc.

Exhibit 31.1 – Certification of Chairman and Chief Executive Officer.

Exhibit 31.2 – Certification of President, Chief Operating Officer and Chief Financial Officer.

Exhibit 32.1 – Statement of Chairman and Chief Executive Officer.

Exhibit 32.2 – Statement of President, Chief Operating Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
August 4, 2008		John Aglialoro
Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
August 4, 2008		Arthur W. Hicks, Jr.
President, Chief Operating Officer and Chief Financial Officer