Form 10-Q
period 2008-09-27
CYBEX INTERNATIONAL INC
filed 2008-11-03
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 27, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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
Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On November 3, 2008, the Registrant had outstanding 17,604,861 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$35,753	$32,585	$108,669	$102,001
Cost of sales	24,202	22,083	72,290	66,400

Gross profit	11,551	10,502	36,379	35,601
Selling, general and administrative expenses	10,600	11,354	32,240	32,530

Operating income (loss)	951	(852)	4,139	3,071
Interest expense, net	306	422	931	584

Income (loss) before income taxes	645	(1,274)	3,208	2,487
Income tax expense (benefit)	305	(5,833)	1,422	(4,271)

Net income	$340	$4,559	$1,786	$6,758

Basic net income per share	$0.02	$0.26	$0.10	$0.39

Diluted net income per share	$0.02	$0.26	$0.10	$0.38

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 27, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,507	$609
Accounts receivable, net of allowance of $1,218 and $953	18,897	21,015
Inventories	14,068	13,803
Prepaid expenses and other	2,056	1,970
Deferred income taxes	4,325	4,325

Total current assets	40,853	41,722
Property, plant and equipment, net	35,854	34,089
Goodwill	11,247	11,247
Deferred income taxes	9,369	10,718
Other assets	303	353

	$97,626	$98,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,520	$2,628
Accounts payable	6,930	7,021
Accrued expenses	13,704	13,887

Total current liabilities	22,154	23,536
Long-term debt	15,373	16,322
Other liabilities	3,083	3,229

Total liabilities	40,610	43,087

Commitments (Notes 4 and 11)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,813 and 17,553 shares issued	1,781	1,755
Additional paid-in capital	68,336	68,049
Treasury stock, at cost (209 shares)	(2,251)	(2,251)
Accumulated deficit	(8,936)	(10,722)
Accumulated other comprehensive loss	(1,914)	(1,789)

Total stockholders’ equity	57,016	55,042

	$97,626	$98,129

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
OPERATING ACTIVITIES:
Net income	$1,786	$6,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,647	2,678
Amortization of deferred financing costs	26	136
Deferred income taxes	1,319	(4,273)
Stock-based compensation	201	135
Provision for doubtful accounts	412	324
Change in fair value of interest rate swap	(23)	(142)
Change in fair value of foreign currency contract	(152)	23
Changes in operating assets and liabilities:
Accounts receivable	1,681	2,628
Inventories	(265)	(4,065)
Prepaid expenses and other	115	2,546
Accounts payable, accrued liabilities and other liabilities	(412)	1,592

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,335	8,340

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,426)	(24,568)

NET CASH USED IN INVESTING ACTIVITIES	(5,426)	(24,568)

FINANCING ACTIVITIES:
Repayments of term loans	(889)	(86)
Borrowings under term loans	224	13,948
Repayments of revolving loan	(78,384)	(108,338)
Borrowings under revolving loan	76,992	110,697
Proceeds from exercise of stock options and warrants	91	162
Other financing activity payments	(45)	(210)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,011)	16,173

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	898	(55)
CASH AND CASH EQUIVALENTS, beginning of period	609	1,419

CASH AND CASH EQUIVALENTS, end of period	$1,507	$1,364

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$955	$692
Cash paid for income taxes	294	72
Cash received from income tax refunds	(55)	—
Common stock issued to directors earned in previous period (Note 5)	90	47

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007, its Current Reports on Form 8-K, and its proxy statement dated April 4, 2008.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 12.5% and 12.8% of consolidated net sales for the three and nine months ended September 27, 2008 and 12.8% and 14.9% of consolidated net sales for the three and nine months ended September 29, 2007, respectively. Accounts receivable from this customer were $1,805,000 and $2,238,000 at September 27, 2008 and December 31, 2007, respectively. Sales to another customer or its franchisees represented 12.9% and 12.2% of consolidated net sales for the three and nine months ended September 27, 2008 and 12.5% and 11.6% of consolidated net sales for the three and nine months ended September 29. 2007, respectively. Accounts receivable from that customer and its franchisees were less than $200,000 at September 27, 2008 and December 31, 2007. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

There was no single geographic area of significant concentration other than the U.S. Sales outside of North America represented 29% and 27% of consolidated net sales for the three and nine months ended September 27, 2008 and 29% and 28% of consolidated net sales for the three and nine months ended September 29, 2007, respectively. No single foreign country accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At September 27, 2008, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,821,000. A reserve for estimated losses under recourse provisions of $650,000 and $555,000 has been recorded based on historical experience and is included in accrued expenses at September 27, 2008 and December 31, 2007, respectively.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $63,000 and $68,000 at September 27, 2008 and December 31, 2007, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for up to three years for labor, up to ten years for structural frames, and ranging from one to ten years for parts depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change. The following table sets forth the change in the liability for product warranties during the nine months ended September 27, 2008:

Balance as of January 1, 2008	$4,362,000
Payments made under product warranties	(3,380,000)
Accrual for product warranties issued	3,169,000

Balance as of September 27, 2008	$4,151,000

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

For the three months ended September 27, 2008, the Company recorded stock-based compensation expense of $67,000 consisting of expenses related to stock options ($41,000) and stock to be issued to directors ($26,000). For the nine months ended September 27, 2008, the Company recorded stock-based compensation expense of $201,000, consisting of expenses related to stock options ($125,000) and stock to be issued to directors ($76,000). For the three months ended September 29, 2007, the Company recorded stock-based compensation expense of $48,000, consisting of expenses related to stock options ($21,000) and stock to be issued to directors ($27,000). For the nine months ended September 29, 2007, the Company recorded stock-based compensation expense of $135,000, consisting of expenses related to stock options ($63,000) and stock to be issued to directors ($72,000).

Cybex’s 2005 Omnibus Incentive Plan (the “Omnibus Plan”) is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the Omnibus Plan. A registration statement was filed for the Omnibus Plan in June 2005 after adoption of the Omnibus Plan by the Company’s shareholders and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options and upon stock grants under the Omnibus Plan.

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

A summary of the status of the Company’s stock option plans as of September 27, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2008	734,625	$2.70
Granted	2,500	4.56
Exercised	(54,250)	1.33
Forfeited	(5,000)	4.56

Outstanding at September 27, 2008	677,875	$2.81	5.12	$545,000

Options exercisable at September 27, 2008	507,000	$2.08	3.77	$545,000

Options expected to vest at September 27, 2008	662,493	$2.76	5.02	$545,000

The intrinsic value of options exercised in the three months ended September 27, 2008 and September 29, 2007 was $32,000 and $0, respectively. The intrinsic value of options exercised in the nine months ended September 27, 2008 and September 29, 2007 was $138,000 and $527,000, respectively.

As of September 27, 2008, there was $503,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.0 years.

At September 27, 2008, there are 821,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At September 27, 2008, there are 18,273 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $23,000 and $68,000 for the three months and nine months ended September 27, 2008, respectively, for common stock to be issued to the directors for 2008 services, which is included in accrued expenses at September 27, 2008 and will be issued in 2009. During the quarter ended March 29, 2008, the Company issued 16,158 shares of common stock to the directors, which had a fair value of $90,000, related to director’s fees earned in 2007, which were included in accrued expenses at December 31, 2007. The Company recorded stock-based compensation expense of $23,000 and $68,000 for three months and nine months ended September 29, 2007, respectively for common stock issuable to the directors for 2007 services, which was included in accrued expenses at September 29, 2007 and was issued in 2008. During the quarter ended March 31, 2007, the Company issued 7,511 shares of common stock to the directors, which had a fair value of $47,000, related to director’s fees earned in 2006, which were included in accrued expenses at December 31, 2006.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	September 27, 2008	December 31, 2007
Raw materials	$7,110,000	$8,010,000
Work in process	3,261,000	2,580,000
Finished goods	3,697,000	3,213,000

	$14,068,000	$13,803,000

NOTE 7 — LONG-TERM DEBT AND DERIVATIVES

Long-term debt consists of the following:

	September 27, 2008	December 31, 2007
CIT working capital loan	$—	$1,392,000
Citizens real estate loan	12,394,000	12,783,000
Wachovia term loans	4,499,000	4,775,000

	16,893,000	18,950,000
Less – current portion	(1,520,000)	(2,628,000)

	$15,373,000	$16,322,000

In July 2004, the Company entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) (as amended, the “CIT Amended Financing Agreement”). The CIT Amended Financing Agreement provided for a term loan with an original balance of $4,000,000 and working capital revolving loans of up to the lesser of $14,000,000 or an amount determined by reference to a borrowing base. In May 2006, the CIT term loan, which had been increased to $6,250,000, was repaid in full from the proceeds from the Company’s common stock public offering. In June 2006, the CIT Amended Financing Agreement was further amended to, among other things, extend the working capital revolving loan availability through June 30, 2009. The CIT Amended Financing Agreement was terminated in July 2008 in conjunction with the Company entering into the Citizens Credit Agreement referred to below. The CIT loans were secured by substantially all assets of the Company other than real estate, fixtures and equipment. The CIT loans included both a subjective acceleration clause and a lockbox arrangement which required all lockbox receipts be used to repay the working capital loans. Although the CIT working capital loans did not mature until 2009, the working capital loans under the CIT Amended Financing Agreement were classified as current in the accompanying consolidated balance sheet as required by EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement.”

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

At September 27, 2008, there were no revolving line of credit loans outstanding, a $12,394,000 real estate loan and $4,499,000 in term loans. Availability under the revolving loan fluctuates daily. At September 27, 2008, there was $15,000,000 unused availability under the revolving line of credit.

The CIT working capital revolving loan bore interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid. The Citizens revolving line of credit bears interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%. The Citizens real estate loan bears interest at a floating rate equal to LIBOR plus 1.2% per annum. The Wachovia term loans bear interest at LIBOR plus 1.2% to 1.45% based on a performance grid. The prime rate was 5.00% and LIBOR was 3.21% at September 27, 2008.

The average outstanding revolving line of credit loan balance for the nine months ended September 27, 2008 and September 29, 2007 was $465,000 and $5,902,000, respectively, and the weighted average interest rate was 3.66% and 7.98%, respectively.

Interest expense on the revolving line of credit and working capital loan was $9,000 and $172,000 for the three months ended September 27, 2008 and September 29, 2007, respectively, and $69,000 and $395,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively. Interest expense on the Wachovia term loans was $64,000 and $6,000 for the three months ended September 27, 2008 and September 29, 2007 and $203,000 and $6,000 for the nine months ended September 27, 2008 and September 29, 2007. Interest expense on the Citizens real estate loan was $221,000 and $240,000 for the three months ended September 27, 2008 and September 29, 2007 and $669,000 and $240,000 for the nine months ended September 27, 2008 and September 29, 2007.

The Citizens Credit Agreement, the Citizens Loan Agreement and the Wachovia Loan Agreement require the Company to maintain certain financial covenants, such as maintaining a minimum fixed charge ratio and a leverage ratio. The Company was in compliance with all financial covenants as of September 27, 2008 and expects to remain in compliance for the foreseeable future. The Company’s credit agreements contain cross default provisions to each other.

At September 27, 2008 long-term debt maturities are as follows:

Remainder of 2008	$380,000
2009	1,520,000
2010	1,520,000
2011	1,520,000
2012	1,520,000
Thereafter	10,433,000

16,893,000
Less current portion of long-term debt	(1,520,000)

$15,373,000

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

In February 2005, the Company entered into a series of 13 forward contracts with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid the Company $265,000 each month. In February 2006, the Company entered into a series of 13 monthly forward contracts that began on April 1, 2006 with the final contract completed April 1, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $265,000 each month. In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company pays a bank 150,000 British Sterling and the bank pays the Company $290,000 each month. In November, 2007, the Company entered into a series of 13 monthly forward contracts that begin on May 30, 2008, whereby the Company will pay a bank 150,000 British Sterling and the bank will pay the Company $309,000 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The above transactions are not considered eligible for hedge accounting based on guidance in SFAS No. 133, as amended. The change in fair value of these transactions resulted in a gain of $143,000 and a loss of $9,000, for the three months ended September 27, 2008 and September 29, 2007, respectively, and a gain of $152,000 and a loss of $23,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively.

On June 29, 2006, the Company entered into an interest rate swap agreement with Citizens which was initiated on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 6.95% fixed rate throughout the duration of the loan. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. Prior to June 27, 2007, the change in the fair value of the interest rate swap was included as a component of interest expense. During 2006, the Company recorded $506,000 of expense related to the change in fair value associated with this interest rate swap. The change in fair value of the swap resulted in income of $289,000 for the six months ended June 30, 2007. Effective June 27, 2007, the Company designated the interest rate swap as a derivative hedging instrument and, accordingly, changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive loss. For the nine months ended September 27, 2008 and the period June 27, 2007 through September 29, 2007, the change in the fair value of interest rate swap was a decrease in the liability of $101,000 and an increase in the liability of $375,000, respectively. The fair value of the interest rate swap of $905,000 is included in other liabilities at September 27, 2008.

On November 6, 2007, the Company entered into an interest rate swap agreement with Wachovia, effective on March 3, 2008, which is intended to hedge the initial LIBOR-based Wachovia term loan. The notional amount of the swap amortizes based on the same amortization schedule as the initial Wachovia term loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 5.76% or 6.01% rate based on a performance grid throughout the duration of the swap. The swap and interest payments on the debt will settle monthly. The term loan matures March 1, 2013 and the swap matures on March 1, 2011. There was no initial cost of the interest rate swap. The Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss. For the nine months ended September 27, 2008, the change in the fair value of the interest rate swap was an increase in the liability of $25,000. The fair value of the interest rate swap of $92,000 is included in other liabilities at September 27, 2008.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings.

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

	Fair Value Measurements at September 27, 2008
	Balance at September 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contract assets	$305,000	—	$305,000	—
Interest rate swap liabilities	$997,000	—	$997,000	—

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

Common Stock:

At September 27, 2008, there are 1,507,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At September 27, 2008, warrants to purchase 8,250 shares of common stock at $.10 per share were outstanding, which will expire August 4, 2009. A warrant for 189,640 shares was exercised in full during July 2008.

Comprehensive Income:

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$340,000	$4,559,000	$1,786,000	$6,758,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(149,000)	(169,000)	(148,000)	(479,000)
Change in fair value of hedges (net of tax)	(53,000)	(372,000)	23,000	(383,000)

Comprehensive income	$138,000	$4,018,000	$1,661,000	$5,896,000

The following summarizes the components of accumulated other comprehensive loss at September 27, 2008 and December 31, 2007:

	September 27, 2008	December 31, 2007
Cumulative translation adjustment	$(1,405,000)	$(1,257,000)
Fair value of hedges (net of tax)	(509,000)	(532,000)

Total	$(1,914,000)	$(1,789,000)

NOTE 10 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Shares used in computing basic net income per share	17,560,000	17,340,000	17,439,000	17,291,000
Dilutive effect of options and warrants	100,000	536,000	127,000	592,000

Shares used in computing diluted net income per share	17,660,000	17,876,000	17,566,000	17,883,000

For the three and nine months ended September 27, 2008, options to purchase 319,000 and 209,000 shares of common stock at exercise prices ranging from $3.43 to $7.37 per share and $4.06 to $7.37 per share, respectively were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive. For the three and nine months ended September 29, 2007, options to purchase 32,500 and 30,000 respectively of shares of common stock at exercise prices ranging from $5.86 to $7.37 and $7.37 per share, respectively, were outstanding but were not included in the calculation of diluted net income per share as the result would be anti-dilutive.

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

NOTE 12 – INCOME TAXES

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, reevaluates the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $15,361,000 in 2006 and by $5,244,000 effective September 29, 2007. The 2007 reduction to the valuation allowance resulted in a net income tax benefit of $4,271,000, net of income tax expense of $973,000, for the nine months ended September 29, 2007. The Company recorded income tax expense of $1,422,000 for the nine months ended September 27, 2008.

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

The net deferred tax asset balance of $13,694,000 at September 27, 2008 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at September 27, 2008 is $1,222,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

Approximately $35,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $38,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There was no impact on the Company’s financial position upon adoption and there have been no material changes through September 27, 2008.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $3,168,000, or 10%, to $35,753,000 for the third quarter of 2008 from $32,585,000 for the third quarter of 2007. For the nine months ended September 27, 2008, net sales increased $6,668,000, or 7%, to $108,669,000 from $102,001,000 compared to the same period in 2007. For the third quarter of 2008, sales of cardiovascular products increased $1,440,000, or 8%, to $19,162,000 and sales of strength products increased $1,612,000, or 13%, to $13,605,000 compared to the same period in 2007. For the nine months ended September 27, 2008, sales of cardiovascular products increased $2,210,000, or 4%, to $56,371,000 and sales of strength products increased $3,610,000, or 9%, to $42,468,000 compared to the same period in 2007. The sales increase of cardiovascular products for the three and nine month periods was predominantly driven by sales of treadmills, including models first introduced in 2007, offset by reduced sales of Arc Trainers. The sales increase of strength products for the three and nine month periods was primarily due to sales of VR1, the strength line introduced in the second quarter of 2007, and VR3. Freight, parts and other revenue increased $116,000, or 4%, to $2,986,000 in the third quarter of 2008 and increased $848,000, or 9%, to $9,830,000 for the nine months ended September 27, 2008.

GROSS MARGIN

Gross margin for the third quarter of 2008 increased by .1% to 32.3% from 32.2% for the same period in 2007. The increase was caused primarily by improved labor efficiencies (1.5%), lower warranty expense (1.2%) and the relocation costs incurred in 2007 related to the Owatonna, MN facility (1.6%), offset by higher steel costs, (1.3%), overhead (2.2%) and higher freight costs (.7%) due to fuel.

Gross margin for the nine months ended September 27, 2008 decreased by 1.4% to 33.5% from 34.9% for the same period in 2007. The decrease was caused primarily by higher steel costs (1.6%), overhead (1.5%) and higher freight costs (.4%) due to fuel, partially offset by improved labor efficiencies (1.2%), lower warranty costs (.4%) and the 2007 facility relocation cost (.5%).

The price of steel, a major component of our products, fluctuates from time to time. The price of steel and fuel costs increased during 2008. While we cannot be certain of future fluctuations in the cost of steel or fuel, we anticipate that these costs will be steady or somewhat lower for the balance of 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $754,000, or 7%, to $10,600,000 in the third quarter of 2008 compared to $11,354,000 in the third quarter of 2007, predominantly due to costs to repair older treadmills in 2007 ($600,000) and a product development charge in 2007 ($274,000), offset by an increase in product liability expenses ($300,000) in 2008. For the nine months ended September 27, 2008, selling, general and administrative expenses decreased by $290,000, or 1%, to $32,240,000 compared to $32,530,000 for the comparable period in 2007, predominantly due to costs to repair older treadmills in 2007 ($600,000), offset by an increase in product liability expenses ($300,000) in 2008. Selling, general and administrative expenses represented 30% of sales for the three and nine months ended September 27, 2008 and 35% and 32% of sales for the three and nine months ended September 29, 2007, respectively.

NET INTEREST EXPENSE

Net interest expense decreased by $116,000 in the third quarter of 2008 compared to the corresponding period of 2007 primarily due to lower outstanding revolver debt balances. For the nine months ended September 27, 2008, net interest expense increased by $347,000 primarily due to $289,000 of income recognized in 2007 related to the Citizens interest rate swap and higher outstanding loan balances during the first two quarters of 2008 related to our acquisition of our new manufacturing facility in the third quarter of 2007.

INCOME TAXES

In 2002, we established a valuation allowance against all of our deferred tax assets. On a quarterly basis, we reevaluate the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006, and by $5,244,000 effective September 29, 2007. This resulted in a net tax benefit of $5,833,000 and $4,271,000, respectively, for the three and nine months ended September 29, 2007, including an income tax benefit of $589,000 and income tax expense of $973,000, respectively. Income tax expense for the three months ended September 27, 2008, includes a valuation allowance of $52,000 on income tax benefits recognized in the United Kingdom. We recorded income tax expense of $305,000 and $1,422,000 for the three and nine months ended September 27, 2008, respectively. Actual cash outlays for taxes, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2007, U.S. federal operating loss carryforwards of approximately $20,222,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $2,807,000, federal alternative minimum tax credit carryforwards of $615,000 and federal research and development tax credit carryforwards of $160,000. The net deferred tax asset balance of $13,694,000 at September 27, 2008 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at September 27, 2008 is $1,222,000. We will continue to assess the need for the remaining valuation allowance in future periods.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our financial position upon adoption and there have been no material changes through September 27, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2008, we had working capital of $18,699,000 compared to $18,186,000 at December 31, 2007. The changes in working capital for 2008 are primarily due to a $1,108,000 decrease in the current portion of long term debt, primarily due to the reduction of the revolver balance, offset by a $265,000 increase in inventory.

For the nine months ended September 27, 2008, we generated $8,335,000 of cash from operating activities compared to $8,340,000 for the nine months ended September 29, 2007.

Cash used in investing activities of $5,426,000 during the nine months ended September 27, 2008 consisted of purchases of manufacturing tooling and equipment of $3,978,000 primarily for the manufacture of new products, and computer hardware and infrastructure of $1,448,000. Cash used in investing activities of $24,568,000 during the nine months ended September 29, 2007 consisted of $15,798,000 for the purchase of our new Owatonna manufacturing facility, purchases and deposits on manufacturing tooling and equipment of $7,190,000, primarily related to our new Owatonna facility, $824,000 of renovations to our Medway manufacturing facility and computer hardware and software of $756,000 including costs associated with an upgrade to our ERP system. We expect to incur approximately $3,000,000 in capital expenditures during the balance of 2008 related mostly to manufacturing tooling and equipment, refurbishment of the Medway facility and computer hardware and infrastructure.

For the nine months ended September 27, 2008, cash used in financing activities of $2,011,000 consisted primarily of net revolver payments of $1,392,000 and net term loan payments of $665,000. For the nine months ended September 29, 2007, cash provided by financing activities of $16,173,000 consisted primarily of the $13,000,000 real estate loan which financed, in part, the acquisition of the Owatonna facility, net working capital loan borrowings of $2,359,000 and a $948,000 term loan which financed certain manufacturing equipment.

We have credit facilities with Citizens Bank of Massachusetts and RBS Citizens, National Association (collectively, “Citizens”) and Wachovia Bank, N.A. (“Wachovia”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of $15,000,000 or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of the Owatonna facility. We entered into the Wachovia Loan Agreement in July 2007, providing for a term loan which could be advanced through February 29, 2008 to finance the acquisition of machinery and equipment. The Wachovia Loan Agreement was supplemented in March 2008 to provide an additional term loan availability of up to $3,000,000 to finance the acquisition through December 31, 2008 of machinery and equipment. $5,000,000 was advanced under the Wachovia Loan Agreement through the third quarter of 2008. Prior to July, 2008, we also had a credit facility with the CIT Group/Business Credit, Inc., providing for working capital loans. This credit facility was replaced by the Citizens revolving line of credit. The Citizens revolving line of credit is secured by our accounts receivable and inventory, and matures July 1, 2011. The Citizens real estate loan is secured by a mortgage on the Owatonna facility and matures on July 2, 2014. The Wachovia loan is secured by the equipment financed through the facility, with the first term loan maturing on March 1, 2013 and the second term loan maturing on January 1, 2014.

At September 27, 2008, there were no revolving line of credit loans outstanding, a $12,394,000 real estate loan and $4,499,000 in term loans. Availability under the revolving loan fluctuates daily. At September 27, 2008, there was $15,000,000 in unused availability under the working capital revolving loan facility.

On November 3, 2008, we announced that our Board of Directors has authorized a stock repurchase program of up to one million shares of our common stock. There is no requirement that any level of purchases up to the maximum be made under this program, and the timing, amount and cost of any purchase will depend upon various factors, including our stock price and market conditions.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements as of September 27, 2008:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt	$16,893,000	$1,520,000	$3,040,000	$2,540,000	$9,793,000
Interest due including impact of interest rate swaps (a)	4,883,000	1,073,000	1,862,000	1,448,000	500,000
Capital lease obligations (b)	39,000	39,000	—	—	—
Operating lease commitments	1,005,000	503,000	461,000	41,000	—
Purchase obligations	23,237,000	19,940,000	3,297,000	—	—

	$46,057,000	$23,075,000	$8,660,000	$4,029,000	$10,293,000

(a)	This includes fixed rates of 6.95% and 5.76% per the interest rate swap agreements.
(b)	Includes future interest obligation.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At September 27, 2008, the maximum contingent liability under all recourse provisions was approximately $4,821,000. A reserve for estimated losses under recourse provisions of $650,000 has been recorded based upon historical experience, and is included in accrued liabilities at September 27, 2008.

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

Valuation of deferred tax assets. In 2002, we established a full valuation allowance against our net deferred tax asset. Effective July 1, 2006, we reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $15,361,000 in 2006 and $5,377,000 in 2007. The net deferred tax asset balance of $13,694,000 at September 27, 2008 represents the amount that we believe is more-likely-than-not to be realized and the remaining valuation allowance at September 27, 2008 is $1,222,000. We will continue to assess the need for the remaining valuation allowance in future periods. Approximately $35,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $38,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

On July 16, 2008, the Company issued 189,640 shares of Common Stock upon exercise of a warrant. The aggregate warrant exercise price for such shares was $18,964 and was paid in cash. There were no underwriting discounts or commissions paid in connection with such transaction.

The Company issued the warrant in 2003 in connection with a mortgage financing. In issuing the shares of the Company’s Common Stock underlying the warrant, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the transactions did not involve a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On August 31, 2008, the Company and RBS Citizens, National Association (“Citizens”) entered into Amendment No. 1 to the Credit Agreement between the parties dated July 2, 2008. This Amendment increases the amount of certain permitted contingent liabilities and further permits the Company to repurchase shares of its Common Stock, up to a maximum of $5,000,000 per calendar year. There are no material relationships between Cybex or its affiliates and Citizens or its affiliates, other than in respect to the transactions contemplated by the Credit Agreement and the Amendments thereto, and other standard banking arrangements.

On September 8, 2008, the Company, eNova Group Limited Liability Company, Stephen M. Williams and Roy Simonson entered into a Termination Agreement, pursuant to which the Fulfillment Agreement dated March 20, 2007, as theretofore amended and modified, was terminated effective September 20, 2008. There are no material relationships between Cybex or its affiliates and the other parties to the Termination Agreement or their respective affiliates, other than in respect to the transactions contemplated by the Fulfillment Agreement and the Termination Agreement.

ITEM 6.	EXHIBITS

(a)	Exhibit 10.1 –	Amendment No. 1 to Credit Agreement, dated as of August 31, 2008, between Cybex International, Inc. and RBS Citizens, National Association.

	Exhibit 10.2 –	Termination Agreement, dated September 8, 2008, among Cybex International, Inc., eNova Group Limited Liability Company, Stephen M. Williams and Roy Simonson

	Exhibit 31.1 –	Certification of Chairman and Chief Executive Officer.

	Exhibit 31.2 –	Certification of President, Chief Operating Officer and Chief Financial Officer.

	Exhibit 32.1 –	Statement of Chairman and Chief Executive Officer.

	Exhibit 32.2 –	Statement of President, Chief Operating Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
November 3, 2008		John Aglialoro
Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
November 3, 2008		Arthur W. Hicks, Jr.
President, Chief Operating Officer and Chief Financial Officer