Form 10-K
period 2008-12-31
CYBEX INTERNATIONAL INC
filed 2009-03-12
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  [    ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ]    Accelerated filer [    ]    Non-accelerated filer [    ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [    ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2008 was $37,199,927.

The number of shares outstanding of the registrant’s classes of common stock, as of March 12, 2009

Common Stock, $.10 Par Value — 17,301,231 shares

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

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions):

	2008		2007		2006
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Cardiovascular products	$76.8	52%	$78.9	54%	$67.8	53%
Strength systems	58.2	39	55.2	38	46.3	36
Parts	4.8	3	5.2	4	5.6	5
Freight and other sales (1)	8.1	6	7.2	4	7.2	6

	$147.9	100%	$146.5	100%	$126.9	100%

(1)	Reflects shipping and handling fees and costs included on customer invoices.

“Cybex”, “Eagle”, “VR3” and “Arc Trainer” are registered trademarks of Cybex, and “Cyclone-S”, “CX-445T”, “FT-360”, “FT-450”, “Home Arc”, “LCX-425T”, “Legacy”, “MG500”, “Pro3”, “Safety Sentry”, and “VR1” are trademarks of Cybex. “Trazer” is a registered trademark of Trazer Technologies, Inc., used by Cybex under license.

Cardiovascular Products.

The Company’s cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. The Company’s cardiovascular products include cross trainers, treadmills, bikes and steppers. The Company also offers a three-dimensional optical tracking and measurement system under the name Trazer. All of the Company’s cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user. All of the cardiovascular products, except the Home Arc, can be equipped with optional TV monitors that feature controls integrated into the control console, with an incremental list price of approximately $1,500.

Cross Trainers. Cybex Arc Trainer is a product designed to provide the user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance up to 900 Watts in the commercial version to meet the demands ranging from the casual user to the athlete. The 620A/

630A Arc Trainer products were discontinued in 2008 and replaced with the 750A and 750AT Arc Trainer products. These new models use a control console that is based on the 750T treadmill console, facilitating cross-use of these products. The 750AT Total Body Arc Trainer retains all of the functionality of the original Arc Trainer and adds upper body motion to provide for total body training. For 2008 the Home Arc Trainer was updated as the 360A. The Company also produces the 425A Arc Trainer for the light commercial and high-end consumer markets. The Arc Trainer’s list price ranges from $3,495 to $6,595.

Treadmills. The Company has four treadmill models, the Legacy 750T, Pro3, CX-445T, and LCX-425T. The LCX-425T is a high-end consumer and light commercial product while the other models are for the commercial market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. The CX-445T, Pro3 and 750T also include an innovative safety feature known as Safety Sentry which causes the treadmill to stop once it detects inactivity with the user. All treadmills are equipped with contact heart rate monitoring and deck suspension system and include wireless heart rate monitoring capabilities. The Company’s treadmills have list prices ranging from $4,795 to $7,495.

Bikes. The Company’s Cyclone bikes were discontinued in 2008 and replaced by the 750C Upright Cycle and 750R Recumbent Cycle. These bikes feature improved ergonomics including a walk-through design on the recumbent model as well as improved ease of use and an exceptionally broad resistance range with multiple resistance modes. The capabilities of these products are designed to allow any users to receive the maximum benefit in minimum time. The console design is based on that of the 750T, 750A and 750AT to provide a common method of operation. The list price of the upright bike is $3,095 and the recumbent bike is $3,295.

Steppers. The Company has one model of steppers targeting the commercial marketplace. The Cyclone-S Stepper features the family display common to the Pro3 as well as an advanced ergonomic handrail design, contact and Polar heart rate monitoring and patented drive system. The list price of the Cyclone-S is $3,395.

Trazer. The Company also offers a three-dimensional optical tracking and measurement system. The system is sold under the trademark Trazer and provides a three-dimensional virtual world simulation that provides exercise and objective measurement in both game-like and real world simulations. The list price of Trazer is $6,495.

Strength Training Products.

Strength training equipment provides a physical workout by exercising the musculo-skeletal system. The Company’s strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, modular multi-station units, MG500 multi-gym, functional trainers, plate-loaded equipment and free-weight equipment.

Selectorized Equipment. Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

The Company’s selectorized equipment is sold under the trademarks “VR1”, “VR3” and “Eagle.” The VR1 line represents a value-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. This 20 piece line was introduced in 2007 as a replacement for the VR line. Five new dual function machines intended for use in smaller facilities were added in 2008. The VR3 line is a 23 piece line designed for exceptional ease of use in fitness facilities. Eagle represents the Company’s premier line and features a complete scope of use; it features ease-of-use as well as patented and patent pending technologies to meet the needs of performance oriented individuals and facilities. The Company currently sells 78 selectorized equipment products under the above lines with list prices between $2,645 and $6,595.

Modular Multi-Station Units. This product line has the advanced design and high performance features of a selectorized equipment line while being able to be configured into a multiple station design. Pricing for the multi-station units depends on configuration. The list price of a typical configuration is $11,095.

MG500 Multi-gym. The Company’s MG500 multi-gym features over 30 biomechanically correct exercises. The multi-gym uses considerably less space than multiple selectorized single station equipment. It contains three weight stacks to meet the needs of the commercial market, especially hotels, corporate fitness centers and other small-scale locations. This product has a list price ranging from $7,895 to $8,095.

Functional Trainers. The FT-360s is a functional trainer that delivers an unlimited range of movements and exercises using arms that are capable of multiple positioning. This unit targets the personal training and rehabilitation markets and has a $4,795 list price. The FT-450 was introduced in late 2008. This product adds the ability to vary the width of the cables and the ability to add stabilization in a progressive manner. This product is available in two versions. These products have a list price ranging from $4,895 to $5,195.

Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. The Company currently offers 16 plate-loaded products, ranging in price from $1,245 to $3,945.

Free-Weight Equipment. The Company also sells free-weight benches and racks and compliments them with OEM supplied dumbbells, barbells and plates. The Company offers 20 items of free-weight equipment with list prices ranging from $345 to $1,995.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Management estimates that consumer sales represent less than 10% of 2008 net sales. Typical commercial customers are health clubs, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations and corporate fitness and community centers. Sales to Snap Fitness, Inc. or its franchisees represented 12.9%, 13.2% and 6.4% of the Company’s net sales for 2008, 2007 and 2006, respectively. Sales to Cutler-Owens International Ltd., an independent authorized dealer, represented 12.3%, 14.0% and 15.2% of the Company’s net sales for 2008, 2007 and 2006, respectively. Sales to Planet Fitness Equipment, LLC represented 10.4%, 5.6%, and 2.9% of the Company’s net sales for 2008, 2007, and 2006, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2008, 2007 or 2006.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.cybexinternational.com). The Company services its products through independent authorized dealers, international distributors, a network of independent service providers and its own service personnel.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 1, 2009, the Company has approximately 63 active dealers with 150 locations in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer. The domestic sales team includes 25 territory managers or reps, 8 regional or national account managers, three Vice Presidents, and one Senior Vice President.

The national account team focuses on major market segments such as health clubs and gyms, hotels, resorts, the U.S. government and organizations such as YMCAs, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 25 national accounts.

Sales outside of North America accounted for approximately 28%, 28% and 27% of the Company’s net sales for 2008, 2007 and 2006, respectively. The international sales force consists of one Senior Vice President, one Vice President of Europe Business Development, four regional sales managers, one director of European strategic accounts, one operations manager and one operations coordinator. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom. Cybex UK has 20 employees. The Company utilizes independent distributors for the balance of its international sales. There are approximately 66 independent distributors in 77 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

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

Warranties

All products are warranted for one year of labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and type of equipment. Warranty expense for the years ended December 31, 2008, 2007 and 2006 was $4,361,000, $5,220,000 and $3,323,000, respectively.

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

Product Development

Research and development expense for the years ended December 31, 2008, 2007 and 2006 was $6,603,000, $6,673,000 and $4,812,000, respectively. At December 31, 2008, the Company had the equivalent of 39 employees engaged in ongoing research and development programs. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Senior Vice President of Research and Development.

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

The Company single sources its stepper and Home Arc products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components, electronics and video monitors, where it believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company’s operations.

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

Insurance

The Company’s product liability insurance currently provides an aggregate of $10,000,000 of coverage on a claims made basis ($5,000,000 for claims made prior to December 1, 2008). These policies include a deductible of $250,000 on claims made after December 1, 2008 with, an annual aggregate deductible of $1,000,000 ($100,000 deductible on claims made prior to such date with an annual aggregate deductible of $750,000). Reserves for self insured retention are included in accrued expenses on the consolidated balance sheet.

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

Employees

On March 12, 2009, the Company employed 556 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

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

General economic conditions affect our results. Demand for our products is affected by economic conditions and consumer confidence. In times of economic uncertainty, our customers, particularly commercial customers such as fitness clubs, may become cautious in making expansion investments and may reduce their capital expenditures for items such as the fitness equipment offered by us. In addition, economic conditions could make it more difficult for us to collect amounts as they become due to us. While our net sales for 2008 marginally increased over the prior year, our net sales in the fourth quarter of 2008 were more than 10% below net sales for the corresponding period of 2007. We believe that this sales decline largely reflected our customers’ caution in making capital investment decisions due to economic conditions, both generally and in the fitness industry. If these economic conditions persist or further deteriorate, our ability to generate future revenues and earnings and our business prospects, liquidity and financial condition could be materially adversely affected.

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

Increases in raw material costs, or the unavailability of raw materials or components, could adversely affect us. Increases in our cost of raw materials could have a material effect on our profitability. We currently source our Home Arc, our stepper and certain raw materials and component parts (e.g., drive motors, belts, running decks, molded plastic components and electronics) from single suppliers. Current economic conditions may make it more likely that our suppliers are unable to deliver supplies which we require on a timely basis or at all. The loss of a significant supplier, or delays or disruptions in the delivery of raw materials or components, could adversely affect our ability to generate future revenues and earnings and have a material adverse effect on our business and financial results.

We have been involved in a number of litigation matters and expect legal claims in the future. In recent years we have been involved in a number of litigation matters, including with respect to product liability, intellectual property rights and contractual disputes. In 2006 and 2007 we paid a total of approximately $6.3 million in satisfaction of judgments entered against us in two matters. We expect that we will continue to be involved in litigation in the ordinary course of business. While we maintain reserves for estimated litigation losses, one or more adverse determinations in litigation affecting us could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

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

We principally use two facilities to produce our products and a material business disruption at either facility could significantly impact our business. Most of our products are manufactured or assembled in two vertically integrated facilities located in Massachusetts and Minnesota. These facilities house all our manufacturing operations and our executive offices. We take precautions to safeguard our facilities, including obtaining insurance, maintaining safety protocols and using off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood, or an act of terrorism or vandalism, could cause substantial disruption to our operations, damage or destroy our manufacturing equipment, information systems or inventory and cause us to incur substantial additional expenses. The insurance we maintain against disasters may not cover or otherwise be adequate to meet our losses in any particular case. Any disaster which prevents operations in either of our facilities for any extended period may result in decreased revenues and increased costs and could significantly harm our operating results, financial condition, cash flows and prospects.

We rely on third party dealers and distributors to sell and service a significant portion of our products. In 2008, more than half of our total net sales were to our independent authorized dealers in North America and to independent distributors internationally. These third party dealers and distributors may terminate their relationships with us, or fail to commit the necessary resources to sell or service our products to the level of our expectations. If current or future third party dealers or distributors do not perform adequately, or if we fail to maintain our existing relationships with them or fail to recruit and retain dealers or distributors in particular markets or geographic areas, our revenues may be adversely affected and our operating results could suffer.

The loss of a major customer could adversely affect us. In 2008 sales to one independent authorized dealer represented 12.3% of our net sales, sales to an end user customer represented 10.4% of net sales and sales to another end user customer or its franchisees represented 12.9% of net sales. These customers represented 8.5%, 7.6% and 1.0%, respectively, of our accounts receivable as of December 31, 2008. The concentration of customers may increase our overall exposure to credit risk. The loss or significant reduction of a major customer, or a major customer experiencing financial difficulty, could significantly harm our operating results, financial condition, cash flows and prospects.

We incurred a loss in 2008 and have a history of losses in fiscal years prior to 2004. We recorded a goodwill impairment charge of $11,247,000 in 2008, resulting in a net loss for the year. We also experienced net losses from 2000 through 2003. If we are unable to maintain our profitability and we incur losses in the future, any such losses could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

Our major stockholders may exercise control over us. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own approximately 44% of our outstanding common stock. Such stockholders may have the ability to significantly influence (i) the election of our Board of Directors, and thus our future direction and (ii) the outcome of all other matters submitted to our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets.

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

We may have a contingent liability related to the arrangement of third party financing. We offer to our customers leasing and other financing of products by third party providers, for which we may receive a fee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2008, our maximum contingent liability under all recourse provisions was approximately $5,205,000. While we maintain a reserve for estimated losses under these recourse provisions, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if actual losses were to materially exceed the related reserve.

Unfavorable international political or economic changes and/or currency fluctuations could negatively impact us. Approximately 28% of our sales in each of 2008 and 2007 were derived from outside North America. Political or economic changes and/or currency fluctuations in countries in which we do business could negatively impact our business and financial results, including decreases in our revenues and profitability.

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

A variety of factors may discourage potential take-over attempts. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own approximately 44% of our outstanding common stock. In addition, our Certificate of Incorporation requires an affirmative super-majority stockholder vote before we can enter into certain defined business combinations, except for combinations that meet certain specified conditions; provides for staggered three-year terms for members of the Board of Directors; and authorizes the Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. Each of these factors could have the effect of discouraging potential take-over attempts and may make attempts by stockholders to change our management more difficult.

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

Additional information concerning the financing of the Company’s facilities are described in Notes 7 and 13 to the Company’s consolidated financial statements.

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

Litigation and Contingencies

United Leasing, Inc. v. Cybex International, Inc., et al.

The Company on February 25, 2009 was served with an Amended Complaint which added the Company and its wholly owned subsidiary, Cybex Capital Corp. (collectively with the Company referred to herein as Cybex), as additional defendants in this action venued in the Circuit Court for Williamson County, State of Tennessee. The plaintiff, United Leasing, Inc., provided a series of lease financings for the sale of Cybex equipment by an independent dealer, also a defendant in the action. The plaintiff alleges that it was induced to finance in excess of the purchase price for the equipment due to alleged rebates made by the independent dealer to the purchaser/lessee which has since entered bankruptcy. Cybex helped arrange the lease financing and also provided limited guarantees of certain of the leases, and the plaintiff now asserts that Cybex participated in the alleged scheme. The Amended Complaint includes claims for breach of contract, conversion, intentional/fraudulent misrepresentation, fraudulent concealment and civil conspiracy. The plaintiff seeks from Cybex an unspecified amount of compensatory and punitive damages, including repurchase of the leases; damages in the amount of the alleged rebates, stated to be at least $350,000; payment of the lease guarantees, stated to be at least $365,000 plus one-half of the remaining balance of one lease; and interest, costs and counsel fees.

Cybex only recently was served the Amended Complaint and has not yet made an appearance in the action. Cybex will deny all material allegations of the Amended Complaint and any liability to the plaintiff, other than its contractual obligation to the extent provided under the terms of the limited guarantees. A reserve in the estimated amount of the limited guarantee obligation is included in accrued expense at December 31, 2008.

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

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

SPECIAL	ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 12, 2009 were as follows:

Name	Age	Position
John Aglialoro	65	Chairman and Chief Executive Officer
Arthur W. Hicks, Jr.	50	President, Chief Operating Officer and Chief Financial Officer
Edward Kurzontkowski	45	Senior Vice President of Manufacturing
Raymond Giannelli	55	Senior Vice President of Research and Development
Edward J. Pryts	48	Senior Vice President of Sales – North America
John P. Young	46	Senior Vice President of Sales – International
Galen S. Lemar	62	Senior Vice President/President-Cybex Capital Corp.

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

Mr. Hicks is the Company’s President, Chief Operating Officer and Chief Financial Officer. Mr. Hicks has served the Company as President since 2008, as Chief Operating Officer since 2006 and as Chief Financial Officer since 2002. He also held the title Executive Vice President from 2006 until his appointment as President. Prior to 2006, he served Cybex through a service agreement between the Company and UM Holdings Ltd., where he was employed as Chief Financial Officer since 1988. He was a director of Trotter from 1994 to 1997 and has served as a director of Cybex since 1997.

Mr. Kurzontkowski has served as the Company’s Senior Vice President of Manufacturing since 2008. He joined Trotter in 1981 and has served the Company in a variety of capacities, including Executive Vice President of Operations from 2002 to 2003 and Senior Vice President of Manufacturing and Engineering from 2003 to 2008.

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

Mr. Pryts has served as the Company’s Senior Vice President of Sales – North America since 2007. Mr. Pryts first joined Trotter in 1993 and has served the Company in a variety of capacities, including Vice President of Sales – North America from 2002 to 2006 and Vice President of Domestic Sales from 2000 to 2002.

Mr. Young has served as the Company’s Senior Vice President of Sales – International since January 2007. He first joined Cybex in 1999 and has served in several capacities, including Vice President of International Sales from 2001 to 2006.

Mr. Lemar has served as the Company’s Senior Vice President and the President of the Company’s wholly-owned subsidiary, Cybex Capital Corp., since 2008. He was originally employed by the Company from 2001 to 2006 in several capacities, most recently as its Senior Vice President of Sales and Marketing from 2003 to 2006. From 2006 to 2007 he was employed by Main Street National Bank as its Executive Vice President of Financing and Operations.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the NASDAQ Global Market under the symbol CYBI.

The following table shows the high and low market prices as reported by NASDAQ:

	2008		2007
Calendar	High	Low	High	Low
First Quarter	$5.18	$3.75	$6.55	$4.92
Second Quarter	4.30	3.37	7.32	5.29
Third Quarter	3.77	2.78	7.04	4.43
Fourth Quarter	3.14	1.10	5.22	4.07

As of March 12, 2009, there were approximately 448 common stockholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

On July 16, 2008, a warrant holder exercised in full its warrant to purchase 189,640 shares of common stock of the Company. The Company issued this warrant in 2003 in connection with a financing. In issuing the shares of the Company’s common stock underlying this warrant, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the transaction did not involve a public offering.

Under the Company’s credit agreements, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

The following table summarizes securities authorized for issuance under equity compensation plans at December 31, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	674,375	$2.80	839,273	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	674,375	$2.80	839,273

(1)	Includes 821,000 shares available for issuance under the Company’s 2005 Omnibus Incentive Plan and 18,273 shares available for issuance under the Company’s 2002 Stock Retainer Plan for Nonemployee Directors. See Note 9 to the Company’s consolidated financial statements for a description of these plans.

The following table provides information with respect to repurchases by the Company of its common shares during the fourth quarter of 2008:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet be Purchased under Plans or Programs
9/28/08 – 10/25/08	—	—	—	—
10/26/08 – 11/29/08	120,000	$2.10	120,000	880,000
11/30/08 – 12/31/08	—	—	—	—

	120,000	$2.10	120,000	880,000

(1)	On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. This stock repurchase program does not have an expiration date.

Performance Graph

The following graph compares the five-year cumulative total return (change in stock price plus reinvested dividends) on the Company’s common stock with the total returns of the NASDAQ Market Value Index, a broad market index covering stocks listed on the NASDAQ, and the companies in the Sporting and Athletic Goods industry (SIC Code 3949), a group encompassing eight companies (the “SIC Code Index”). The performance graph is deemed furnished and not filed with the Securities and Exchange Commission.

Comparison of 5-Year Cumulative Total Return of

Cybex International, Inc., NASDAQ Market Value Index

and the SIC Code Index (2)

	2003	2004	2005	2006	2007	2008
Cybex International, Inc.	$100.00	$335.25	$303.28	$491.80	$373.77	$150.82
SIC Code Index	100.00	110.79	96.27	103.05	78.65	28.60
NASDAQ Market Value Index	100.00	108.41	110.79	122.16	134.29	79.25

(2) Assumes $100 invested on December 31, 2003 and dividends are reinvested. Source: Morningstar, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2008. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31
	2008	2007		2006		2005		2004
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$147,929	$146,503		$126,924		$114,646		$103,421
Cost of sales	99,940	95,683		80,241		73,169		65,640

Gross profit	47,989	50,820		46,683		41,477		37,781
Selling, general and administrative expenses	42,321	42,224		36,757		33,908		30,900
Goodwill impairment charge	11,247 (a)	—		—		—		—
Litigation charges	—	—		—		4,605	(d)	—

Operating income (loss)	(5,579)	8,596		9,926		2,964		6,881
Interest expense, net	(1,176)	(963)		(1,839)		(2,652)		(3,525)

Income (loss) before income taxes	(6,755)	7,633		8,087		312		3,356
Income tax expense (benefit)	2,333	(2,121	)(b)	(11,967	)(c)	251		131

Net income (loss)	(9,088)	9,754		20,054		61		3,225
Preferred stock dividends	—	—		—		—		(276)

Net income (loss) attributable to common stockholders	$(9,088)	$9,754		$20,054		$61		$2,949

Basic earnings (loss) per share	$(0.52)	$.56		$1.22		$.00		$.26

Diluted earnings (loss) per share	$(0.52)	$.55		$1.18		$.00		$.24

(a)	Includes a non-cash non-tax deductible goodwill impairment charge of $11,247 triggered by declines in the Company’s stock price in the period.
(b)	Includes a benefit of $5,377 resulting from a reduction in the valuation allowance for deferred income taxes.
(c)	Includes a benefit of $15,361 resulting from a reduction in the valuation allowance for deferred income taxes.
(d)	Consists of $4,605 pre-tax charges relating primarily to two litigation matters.

	December 31
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Working capital	$20,929	$18,186	$14,061	$4,478	$3,318
Total assets	91,301	98,129	73,377	55,672	54,486
Long-term debt (including current portion)	18,488	18,950	3,762	13,659	20,605

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW AND OUTLOOK

We are a New York corporation that develops, manufactures and markets high performance, professional quality exercise equipment products for the commercial market and, to a lesser extent, the premium segment of the consumer market.

We estimate that commercial sales represent more than 90% of our total net sales. Our financial performance can be affected when, in times of economic uncertainty, our commercial customers, particularly fitness clubs, become cautious in making expansion investments and reduce their capital expenditures for items such as the fitness equipment offered by us.

While our net sales for 2008 marginally increased over the prior year, our net sales in the fourth quarter of 2008 were over 10% below net sales in the corresponding period of 2007. We believe that this sales decline largely reflects our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

While we cannot be certain how long these conditions will persist or the extent that these conditions will affect our financial performance, we expect sales to continue to be negatively impacted by the economy. We further expect that sales will rebound as the economy recovers.

We have taken various steps to reduce expenses in response to the decline in our sales, including a first quarter 2009 work force reduction of about 5%. We intend to monitor general economic conditions and our sales performance and, if warranted, may effect further cost saving measures during the year.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict product demand and other related matters and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales:

	Year Ended December 31
	2008	2007	2006
Net sales	100%	100%	100%
Cost of sales	68	65	63

Gross profit	32	35	37
Selling, general and administrative expenses	28	29	29
Goodwill impairment charge	8	—	—

Operating income (loss)	(4)	6	8
Interest expense, net	1	1	2

Income (loss) before income taxes	(5)	5	6
Income tax expense (benefit)	1	(2)	(10)

Net income (loss)	(6)%	7%	16%

NET SALES

Our net sales increased $1,426,000, or 1%, to $147,929,000 in 2008 compared with a $19,579,000, or 15%, increase in 2007 compared to 2006.

The increase in 2008 was attributable to an increase in sales of strength training products of $3,006,000, or 5%, to $58,173,000, and increased freight, parts and other revenue of $582,000, or 5%, to $12,978,000, partially offset by a decrease in sales of cardiovascular products of $2,162,000, or 3%, to $76,778,000. The sales increase of strength training products in 2008 was primarily due to sales of VR1, the strength line introduced in the second quarter of 2007. The sales decrease of cardiovascular products in 2008 was predominantly driven by reduced sales of Arc Trainers offset by increased sales of treadmills including models first introduced in the second quarter of 2008.

The increase in 2007 was attributable to an increase in sales of cardiovascular products of $11,106,000, or 16%, to $78,940,000, and increased sales of strength training products of $8,836,000, or 19%, to $55,167,000, partially offset by decreased parts and other sales of $363,000, or 3%, to $12,396,000. The sales increase of cardiovascular products in 2007 was predominantly driven by sales of the 750T treadmill, first introduced in the third quarter of 2007 along with sales of the 445T treadmill, Cordless Arc Trainers and 425A Arc Trainer, first introduced in the third and fourth quarters of 2006. The sales increase of strength products in 2007 was primarily due to sales of VR1, the strength line introduced in the second quarter of 2007, and VR3, the strength line introduced at the end of 2005.

Sales outside of North America represented 28%, 28% and 27% of consolidated net sales in 2008, 2007 and 2006, respectively.

GROSS MARGIN

Gross margin was 32.4% in 2008, compared with 34.7% in 2007 and 36.8% in 2006. Margins decreased in 2008 due to higher material costs caused by higher commodity prices (1.9%), higher outbound freight expense (.9%) and higher labor and overhead costs (.1%). These costs were offset by favorable warranty expense (.6%). Margins decreased in 2007 due to higher warranty costs (.9%), start-up costs and higher fixed overhead associated with our new Owatonna facility (.8%) and product mix (.4%).

The price of steel, a major component of our products, fluctuates from time to time. The price for steel and fuel costs increased significantly in 2008. While these costs have moderated in the first quarter of 2009, we are uncertain of the impact of steel prices and fuel costs on margins for 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense, increased by $97,000, or .2%, in 2008 to $42,321,000 compared to an increase of $5,467,000, or 15%, in 2007. As a percentage of net sales, these expenses were 28%, 29% and 29% in 2008, 2007 and 2006, respectively.

The 2007 increase in selling, general and administrative expenses was predominantly due to an increase in domestic and international selling and marketing expenses ($3,256,000) and an increase in product development costs ($1,861,000). The balance of the increase in these expenses is primarily comprised of smaller amounts including higher salary levels. The increase in 2007 product development costs includes $1,260,000 of expenses related to a product development agreement.

GOODWILL IMPAIRMENT CHARGE

We test our goodwill annually for impairment. At December 31, 2008, we performed the initial step of our impairment evaluation by comparing the fair market value of our single reporting unit, as determined using market capitalization, as adjusted for a control premium, to its carrying value. As the carrying amount exceeded the fair value, the second step of the impairment evaluation was performed to calculate impairment and as a result, a goodwill impairment charge of $11,247,000, the entire amount of the goodwill carrying value, was recorded with no corresponding tax benefit. The primary reason for the impairment charge was the reduction in our market capitalization resulting from the sustained decline of our stock price during the second half of 2008.

INTEREST EXPENSE, NET

Net interest expense increased by $213,000, or 22%, in 2008 to $1,176,000 compared to a decrease of $876,000, or 48%, in 2007. The increase in 2008 relates primarily to $289,000 of interest income recognized in 2007 related to the Citizens interest rate swap offset by higher deferred financing costs in 2007. The decrease in 2007 relates primarily to the interest rate swap expense of $506,000 in 2006 compared to $289,000 of interest income recognized in 2007 as well as lower deferred financing costs. We expect that net interest expense for 2009 will approximate 2008.

INCOME TAXES

We recorded an income tax expense of $2,333,000 for the year ended December 31, 2008. In 2002, we established a valuation allowance against all of our deferred tax assets. On a quarterly basis, we reevaluate the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $14,421,000 effective July 1, 2006. We further reduced the valuation allowance by $5,377,000 in 2007. During the period from the establishment of the valuation allowance in 2002, to the July 1, 2006 reduction of the valuation allowance, our income tax provision was limited to state taxes and federal alternative minimum taxes. The effective tax rate excluding changes in the valuation allowance was 41.6% in 2006 subsequent to July 1, 42.7% in 2007 and 51.9% in 2008 before the non-deductible goodwill impairment charge. The rate increase in 2008 is primarily due to non-deductible foreign losses representing a higher percentage of our results for the year. Actual cash outlays for taxes, however, continue to be reduced by the available operating loss carryforwards, consistent with prior periods.

As of December 31, 2008, U.S. federal operating loss carryforwards of approximately $16,009,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $4,426,000, federal alternative minimum tax credit carryforwards of $670,000 and federal research and development tax credit carryforwards of $251,000. The net deferred tax asset balance of $13,383,000 at December 31, 2008 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at December 31, 2008 is $1,666,000. We will continue to assess the need for the remaining valuation allowance in future periods.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our financial position upon adoption (see Note 10 to the consolidated financial statements).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had working capital of $20,929,000 compared to $18,186,000 at December 31, 2007. The increase in working capital is primarily due to lower accrued expenses of $1,901,000 primarily relating to a royalty settlement and a product development agreement in 2007 along with a $746,000 decrease in the current portion of long term debt, primarily due to the reduction of the revolver balance.

For the year ended December 31, 2008, we generated $9,092,000 of cash from operating activities compared to $9,101,000 for the year ended December 31, 2007.

Cash used in investing activities of $7,436,000 in 2008 consisted of purchases of manufacturing tooling and equipment of $5,032,000, primarily for the manufacture of new products, $1,814,000 of renovations to our Medway manufacturing facility and computer hardware of $590,000. Cash used in investing activities of $24,947,000 during 2007 consisted of $15,812,000 for the purchase of our new Owatonna manufacturing facility, purchases and deposits on manufacturing tooling and equipment of $7,478,000, primarily related to our new Owatonna facility, $825,000 of renovations to our Medway manufacturing facility and computer hardware and software of $832,000 including costs associated with an upgrade to our ERP system. Projected capital expenditures for 2009 relate mostly to manufacturing equipment and tooling for new products and computer hardware and infrastructure, and are expected to be approximately $5,000,000.

For the year ended December 31, 2008, cash used in financing activities of $637,000 consisted primarily of net revolver payments of $1,392,000 and $252,000 for the purchase of treasury stock through a repurchase program offset by net term loan borrowings of $930,000. For the year ended December 31, 2007, cash provided by financing activities of $15,036,000 consisted primarily of the $13,000,000 real estate loan which financed in part the acquisition of the Owatonna facility and a $4,775,000 term loan which financed certain manufacturing equipment offset by net working capital loan repayments of $2,587,000.

We have credit facilities with Citizens Bank of Massachusetts and RBS Citizens, National Association (collectively, “Citizens”) and Wachovia Bank, N.A. (“Wachovia”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of $15,000,000 or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of the Owatonna facility. We entered into the Wachovia Loan Agreement in 2007, providing for a term loan to finance the acquisition of machinery and equipment. The Wachovia Loan Agreement was supplemented in 2008 to provide an additional term loan availability of up to $3,000,000 to finance the acquisition of machinery and equipment. A total of $6,975,000 was advanced under the Wachovia Loan Agreement through December 31, 2008. The Wachovia Loan Agreement was further supplemented in March, 2009 to provide an additional term loan availability of up to $1,000,000 to finance the acquisition of machinery and equipment through December 31, 2009. The Citizens revolving line of credit is secured by our accounts receivable and inventory, and matures July 1, 2011. The Citizens real estate loan is secured by a mortgage on the Owatonna facility and matures on July 2, 2014. The Wachovia loans are secured by the equipment financed through the facility. The first term loan matures on March 1, 2013, the second term loan matures on January 1, 2014 and the third term loan matures on December 31, 2009.

At December 31, 2008, there were outstanding no revolving credit loans, a $12,263,000 real estate loan and $6,225,000 in term loans. Availability under the revolving loan fluctuates daily. At December 31, 2008, there was $14,840,000 in unused availability under the working capital revolving loan facility. We are in compliance with all financial covenants as of December 31, 2008 and expect to remain in compliance for the foreseeable future.

In November 2008, we announced that our Board of Directors has authorized a stock repurchase program of up to one million shares of our common stock. There is no requirement that any level of purchases up to the maximum be made under this program, and the timing, amount and cost of any purchase depends upon various factors, including our stock price and market conditions. Through March 10, 2009, 321,900 shares had been repurchased under this program with an aggregate cost to us of $474,000.

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

As of December 31, 2008, we had approximately $20,435,000 in net operating loss carry forwards, substantially all of which will be available to offset future taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$18,488,000	$1,882,000	$3,830,000	$3,080,000	$9,696,000
Interest due including impact of interest rate swap (a)	4,960,000	1,152,000	1,938,000	1,486,000	384,000
Capital lease obligations (b)	23,000	23,000	—	—	—
Operating lease commitments	904,000	510,000	357,000	37,000	—
Purchase obligations	21,850,000	17,474,000	4,376,000	—	—

	$46,225,000	$21,041,000	$10,501,000	$4,603,000	$10,080,000

(a)	This includes fixed rates of 6.95% and 5.76% per the interest rate swap agreements.
(b)	Includes future interest obligation.

We have agreements with certain of our named executive officers that provide for severance payments to the officer in the event the employee is terminated without cause or, in certain situations, the officer resigns after a change in control. As further described in Note 13, Employment Agreements, the maximum cash exposure under these agreements is $3,095,000 as of December 31, 2008. The actual amounts to be paid can only be determined at the time of the executive officer’s separation from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program, whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2008, the maximum contingent liability under all recourse provisions was approximately $5,205,000. A reserve for estimated losses under recourse provisions of $885,000 has been recorded based upon historical experience, and is included in accrued liabilities at December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Warranty reserve. All products are warranted one year of labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and the type of equipment. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from management’s estimates, adjustments to the warranty liability would be required.

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

Product liability reserve. Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. If actual results vary from management’s estimates, adjustments to the reserve would be required. See Note 13 to the consolidated financial statements for further discussion on product liability.

Recoverability of goodwill. In assessing the recoverability of goodwill, management is required to make assumptions regarding estimated future cash flows and other factors to determine whether the fair value of the business supports the carrying value of goodwill and net operating assets. This analysis includes assumptions and estimates about future sales, costs, working capital, capital expenditures, and cost of capital. See Note 2 to the consolidated financial statements for discussion of the goodwill impairment charge in 2008.

Valuation of deferred tax assets. In 2002, the Company established a full valuation allowance against its net deferred tax assets. Effective July 1, 2006, management reevaluated the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $15,361,000 in 2006 and $5,377,000 in 2007. The net deferred tax asset balance of $13,383,000 at December 31, 2008 represents the amount that management believes is more-likely-than-not to be realized and the remaining valuation allowance at

December 31, 2008 is $1,666,000. Management will continue to assess the need for the remaining valuation allowance in future periods. Approximately $34,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $39,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s debt portfolio as of December 31, 2008 is comprised of variable rate debt denominated in U.S. dollars. Changes in interest rates have an impact on the variable portion of the Company’s debt portfolio. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the Company’s consolidated balance sheet. At December 31, 2008, the Company had variable rate debt with a carrying value of $2,164,000. A 100 basis point change in interest rates would have impacted interest expense by $7,000 for the year ended December 31, 2008.

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

Included in the variable rate debt are the Wachovia term loans, for which the Company entered into an interest rate swap agreement effective March 3, 2008, which effectively converts the rate from a floating rate based on LIBOR to a fixed rate throughout the duration of the swap agreement. The Company also has an interest rate swap which effectively converts the Citizens real estate loan in the amount of $12,263,000 at December 31, 2008 from a floating rate to a fixed rate of 6.95% throughout the duration of the loan. See Note 7 to the consolidated financial statements for further discussion of these instruments.

Foreign Currency Rates

The Company uses foreign currency forward contracts to hedge its foreign currency exposure on sales made in the UK in British Sterling. At December 31, 2008, the Company had outstanding foreign currency forward contracts of 750,000 British Sterling for the purchase of $1,544,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybex International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2009

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,628	$609
Accounts receivable, net of allowance of $1,215 and $953	18,735	21,015
Inventories	13,465	13,803
Prepaid expenses and other	2,249	1,970
Deferred income taxes	4,685	4,325

Total current assets	40,762	41,722
Property, plant and equipment, net	36,551	34,089
Goodwill	—	11,247
Deferred income taxes	8,698	10,718
Other assets	5,290	353

	$91,301	$98,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,882	$2,628
Accounts payable	5,965	7,021
Accrued expenses	11,986	13,887

Total current liabilities	19,833	23,536
Long-term debt	16,606	16,322
Accrued warranty obligation	1,378	1,355
Other liabilities	8,033	1,874

Total liabilities	45,850	43,087

Commitments and contingencies (Notes 12 and 13)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,813 and 17,553 shares issued	1,781	1,755
Additional paid-in capital	68,426	68,049
Treasury stock, at cost (329 and 209 shares)	(2,503)	(2,251)
Accumulated deficit	(19,810)	(10,722)
Accumulated other comprehensive loss	(2,443)	(1,789)

Total stockholders’ equity	45,451	55,042

	$91,301	$98,129

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$147,929	$146,503	$126,924
Cost of sales	99,940	95,683	80,241

Gross profit	47,989	50,820	46,683
Selling, general and administrative expenses	42,321	42,224	36,757
Goodwill impairment charge	11,247	—	—

Total operating expenses	53,568	42,224	36,757

Operating income (loss)	(5,579)	8,596	9,926
Interest expense, net	(1,176)	(1,252)	(1,333)
Interest rate swap benefit (expense)	—	289	(506)

Income (loss) before income taxes	(6,755)	7,633	8,087
Income tax expense (benefit)	2,333	(2,121)	(11,967)

Net income (loss)	$(9,088)	$9,754	$20,054

Basic net income (loss) per share	$(0.52)	$.56	$1.22

Diluted net income (loss) per share	$(0.52)	$.55	$1.18

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	15,340	$1,534	$57,565	$(2,251)	$(40,530)	$(130)	$16,188
Issuance of common stock	1,954	195	9,414	—	—	—	9,609
Common stock issued to Directors	15	2	55	—	—	—	57
Exercise of warrants/options	102	10	173	—	—	—	183
Employee stock compensation	—	—	157	—	—	—	157
Income tax benefit from exercise of stock options	—	—	139	—	—	—	139
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	(617)	(617)
Change in fair value of hedge	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	20,054	—	20,054

Comprehensive income	—						19,334

Balance, December 31, 2006	17,411	1,741	67,503	(2,251)	(20,476)	(850)	45,667
Common stock issued to Directors and Management	26	2	133	—	—	—	135
Exercise of warrants/options	116	12	150	—	—	—	162
Employee stock compensation	—	—	92	—	—	—	92
Income tax benefit from exercise of stock options	—	—	171	—	—	—	171
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	(407)	(407)
Change in fair value of hedge, net of deferred income tax benefit of $340	—	—	—	—	—	(532)	(532)
Net income	—	—	—	—	9,754	—	9,754

Comprehensive income							8,815

Balance, December 31, 2007	17,553	1,755	68,049	(2,251)	(10,722)	(1,789)	55,042
Common stock issued to Directors	16	2	88	—	—	—	90
Exercise of warrants/options	244	24	67	—	—	—	91
Repurchases of common stock				(252)			(252)
Employee stock compensation	—	—	176	—	—	—	176
Income tax benefit from exercise of stock options	—	—	46	—	—	—	46
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	106	106
Change in fair value of hedge, net of deferred income tax benefit of $501	—	—	—	—	—	(760)	(760)
Net loss	—	—	—	—	(9,088)	—	(9,088)

Comprehensive loss							(9,742)

Balance, December 31, 2008	17,813	$1,781	$68,426	$(2,503)	$(19,810)	$(2,443)	$45,451

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(9,088)	$9,754	$20,054
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,054	3,905	3,252
Amortization of deferred financing costs	38	153	296
Goodwill impairment charge	11,247	—	—
Deferred income taxes	2,161	(2,422)	(12,143)
Stock-based compensation	235	182	300
Provisions for doubtful accounts	506	482	311
Change in fair value of interest rate swap	(31)	(304)	506
Change in fair value of foreign currency contract	(309)	(243)	162
Changes in operating assets and liabilities:			—
Accounts receivable	1,746	(1,267)	(2,287)
Inventories	308	(4,254)	(362)
Prepaid expenses and other	129	3,371	(2,272)
Accounts payable, accrued liabilities and other liabilities	(2,904)	(256)	(2,605)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,092	9,101	5,212

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,436)	(24,947)	(4,151)

NET CASH USED IN INVESTING ACTIVITIES	(7,436)	(24,947)	(4,151)

FINANCING ACTIVITIES:
Repayments of term loans	(1,270)	(217)	(12,320)
Repayments under revolving loans	(79,384)	(150,852)	(121,973)
Borrowings under revolving loans	77,992	148,482	124,396
Borrowings under term loans	2,200	17,775	—
Deferred financing costs	—	(237)	—
Proceeds from issuance of common stock, net of costs	—	—	9,609
Purchase of treasury stock through repurchase program	(252)	—	—
Proceeds from exercise of stock options	91	162	183
Tax benefit from employee stock options	46	171	139
Other financing activities payments	(60)	(248)	(483)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(637)	15,036	(449)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,019	(810)	612
CASH AND CASH EQUIVALENTS, beginning of year	609	1,419	807

CASH AND CASH EQUIVALENTS, end of year	$1,628	$609	$1,419

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,247	$1,059	$891
Cash paid for income taxes	294	131	339
Cash received from income taxes	(55)	—	—
Common stock issued to directors earned in previous period	90	135	52

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2008 and 2007, the Company’s cash equivalents consisted of a money market account. The carrying value of cash equivalents approximates fair value.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Betterments and improvements are capitalized while repairs and maintenance costs are charged to expense as incurred. Depreciation is recorded using the straight-line method based on estimated useful lives for financial reporting purposes and various prescribed methods for tax purposes. The estimated useful lives for financial reporting purposes are 25 years for buildings and improvements and 3 to 10 years for furniture and equipment.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Internal Use Software Costs

Under the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with software for internal use. Capitalization of qualified costs incurred during the application development stage begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include hardware, software and services and payroll and payroll-related expenses for employees who were directly associated with developing and implementing internal use software primarily associated with the Company’s Enterprise Resource Planning system. Such costs are included within property, plant and equipment and are being amortized over 7 years. As of December 31, 2008 and 2007, the net carrying value of internal use software was $566,000 and $1,248,000, respectively.

Impairment of Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets. If a write down were necessary, an impairment charge would be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value, as determined based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2008 and 2007.

Goodwill

Goodwill represents the excess of costs over the fair value of the net assets of businesses acquired. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill is not amortized, but instead, is tested annually for impairment, or more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount, such as a significant adverse change in business climate, unanticipated competition or a loss of key personnel. The Company operates as one reporting unit. To the extent that the carrying amount of the reporting unit exceeds the fair value of the reporting unit, management would be required to perform the second step of the impairment test. Under the second step of the impairment test, management would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets and liabilities (recognized and unrecognized) of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. Management determines the fair value of its reporting unit based on market capitalization, as adjusted for a control premium.

At December 31, 2008, the Company performed the initial step of its impairment evaluation by comparing the fair market value of its single reporting unit to its carrying value. As the carrying amount exceeded the fair value, the second step of the impairment evaluation was performed to calculate impairment and as a result, a goodwill impairment charge of $11,247,000, the entire amount of the goodwill carrying value, was recorded with no corresponding tax benefit. The primary reason for the impairment charge was the reduction in the Company’s market capitalization resulting from the sustained decline of the Company’s stock price during the second half of 2008.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

At December 31, 2007 and 2006, based upon its annual evaluations, the Company determined that the fair value of its reporting unit exceeded the carrying amount, resulting in no impairment.

The following table sets forth the change in the carrying amount of goodwill for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Balance as of January 1	$11,247,000	$11,247,000
Impairment charge	(11,247,000)	—

Balance as of December 31	$—	$11,247,000

Accrued Warranty Obligations

All products are warranted for one year of labor and for parts ranging from one to ten years depending on the part and the type of equipment. Warranty expense was $4,361,000, $5,220,000 and $3,323,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The accrued warranty obligation is recorded at the time of product sale based on management estimates, which are developed from historical information and certain assumptions about future events and are subject to change. The amount expected to be paid in the following year is classified in accrued expenses.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Balance as of January 1	$4,213,000	$3,197,000
Payments made under warranty	(4,366,000)	(4,204,000)
Accrual for product warranties issued	4,361,000	5,220,000

Balance as of December 31	$4,208,000	$4,213,000

Derivatives

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” to account for derivatives.

At December 31, 2008, derivative instruments include two interest rate swaps that hedge variable rate interest payments and multiple forward currency contracts, of which 5 remain outstanding at December 31, 2008, that hedge the foreign currency exposure of sales made in the UK in British Sterling. The forward contracts are not considered eligible for hedge accounting in accordance with SFAS No. 133.

See Notes 7 and 8 for further discussion of these financial instruments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying values of cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the variable rate terms of the Company’s debt instruments (including the capital leases) that are outstanding as of December 31, 2008, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

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

Concentration of Risk, Geographic Segment Data and Enterprise-Wide Disclosures

More than half of the Company’s net sales are through specialty fitness dealers and distributors. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Sales to one customer in 2008, 2007 and 2006 were 12.3%, 14.0% and 15.2% of net sales, respectively. Accounts receivable from that customer was $1,583,000 and $2,238,000 at December 31, 2008 and 2007, respectively. Sales to another customer in 2008, 2007, and 2006 were 10.4%, 5.6%, and 2.9% of sales, respectively. Accounts receivable from that customer was $1,416,000 and $940,000 at December 31, 2008 and 2007, respectively. Sales to another customer or its franchisees in 2008, 2007 and 2006 were 12.9%, 13.2% and 6.4% of net sales, respectively. Accounts receivable from that customer and its franchisees were less than $200,000 at December 31, 2008 and 2007. No other single customer accounted for more than 10% of the Company’s net sales in any of those years.

There is no single geographic area of significant concentration other than the U.S. Sales outside of North America accounted for approximately 28%, 28% and 27% of total net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Long-lived assets located in foreign countries totaled $51,000 and $85,000 at December 31, 2008 and 2007, respectively.

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

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2008	2007	2006
Cardiovascular products	$76.8	$78.9	$67.8
Strength systems	58.2	55.2	46.3
Parts	4.8	5.2	5.6
Freight and other revenue	8.1	7.2	7.2

	$147.9	$146.5	$126.9

Advertising Costs

The Company charges advertising costs to expense as incurred. For the years ended December 31, 2008, 2007 and 2006, advertising expense was $1,864,000, $2,105,000 and $2,150,000, respectively, and is included in selling, general and administrative expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $6,603,000, $6,673,000, and $4,812,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Net Income (Loss) per Common Share

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Year Ended December 31,
	2008	2007	2006
Net income (loss) attributable to common stockholders	$(9,088,000)	$9,754,000	$20,054,000

Shares used in computing basic net income (loss) per share	17,465,000	17,304,000	16,397,000
Dilutive effect of options and warrants	—	477,000	665,000

Shares used in computing diluted net income (loss) per share	17,465,000	17,781,000	17,062,000

For the years ended December 31, 2008, 2007 and 2006, options to purchase 674,000, 33,000 and 30,000 shares of common stock at exercise prices ranging from $1.22 to $7.37, $5.86 to $7.37 and $7.37 per share, respectively, were outstanding but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For 2008, the Company recorded stock-based compensation expense of $235,000, consisting of expenses related to stock options ($166,000) and stock to be issued to directors ($69,000). For 2007, the Company recorded stock-based compensation expense of $182,000, consisting of expenses related to stock options ($85,000) and stock to be issued to directors ($97,000). For 2006, the Company recorded stock-based compensation expense of $300,000, consisting of expenses related to stock options ($157,000), stock to be issued to directors ($54,000) and restricted stock to be issued to the executive officers with respect to 2006 performance ($89,000).

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The weighted average fair value of each stock option granted during the years ended December 31, 2008, 2007, and 2006 was $3.24, $3.26 and $5.68, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31
	2008	2007	2006
Risk free interest rate	3.70%	4.19%	4.56%
Expected dividend yield	—	—	—
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	79%	81%	89%

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. This statement covers financial assets and liabilities, for which the statement is effective for fiscal years beginning after November 15, 2007, as well as nonfinancial assets and liabilities, for which the statement is effective for fiscal years beginning after November 15, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification under SFAS No. 13, except for assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 “Business Combinations” of SFAS No. 141R (revised 2007) “Business Combinations”, regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-1 is effective upon initial adoption of SFAS No. 157. The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008 and there was no impact on its financial position, results of operations or cash flows. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on its nonfinancial assets and liabilities.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials	$7,434,000	$8,010,000
Work in process	3,140,000	2,580,000
Finished goods	2,891,000	3,213,000

	$13,465,000	$13,803,000

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
Land	$3,121,000	$3,155,000
Building and improvements	18,958,000	18,330,000
Equipment, computers, software and furniture	25,886,000	21,533,000

	47,965,000	43,018,000
Less-accumulated depreciation	(11,414,000)	(8,929,000)

	$36,551,000	$34,089,000

Depreciation expense was $5,049,000, $3,900,000 and $3,205,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 5—OTHER ASSETS

Other assets consist of the following:

	December 31,
	2008	2007
Deferred financing costs, net	$223,000	$220,000
Other amortizable intangibles, net	14,000	19,000
Recoverable insurance claim	5,000,000	—
Other assets	53,000	114,000

	$5,290,000	$353,000

Amortization expense of other intangibles was $5,000, $5,000 and $47,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The remaining balance of other amortizable intangibles of $14,000 at December 31, 2008 will be amortized through 2014.

In connection with the financings described in Note 7, the Company incurred debt issuance costs consisting of brokerage fees and legal fees, which are included within other assets at December 31, 2008 and December 31, 2007, net of accumulated amortization. The Company is amortizing these costs on a straight-line basis, which

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—OTHER ASSETS  (continued)

approximates the effective interest rate method, over the term of the related debt. Interest expense related to deferred financing costs was $38,000, $153,000 and $296,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company accrued $5,000,000 (in other liabilities) for a product liability claim and a corresponding receivable for the liability claim estimated to be recoverable under the Company’s insurance policies (see Note 13).

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2008	2007
Current portion of warranty reserves	$2,830,000	$2,858,000
Self insurance reserves	2,226,000	1,889,000
Litigation reserve and professional fees	311,000	414,000
Payroll related and other	6,619,000	8,726,000

	$11,986,000	$13,887,000

NOTE 7—LONG-TERM DEBT AND DERIVATIVES

Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2008	2007
Citizens revolving credit loan	$—	$—
CIT working capital loan	—	1,392,000
Citizens real estate loan	12,263,000	12,783,000
Wachovia term loans	6,225,000	4,775,000

	18,488,000	18,950,000
Less—current portion	(1,882,000)	(2,628,000)

	$16,606,000	$16,322,000

In 2004, the Company entered into an amendment of a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”), providing for a term loan and working capital revolving loans. The CIT term loan was repaid in full in 2006, and the CIT working capital revolving loan facility was terminated in July 2008. The CIT working capital loans were classified as current in the accompanying consolidated balance sheet as required by EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement.”

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

In July 2007, the Company entered into a Loan Agreement (the “Wachovia Loan Agreement”) with Wachovia Bank, NA (“Wachovia”), which was supplemented in March 2008 and March 2009. The Wachovia Loan Agreement as supplemented provides for three term loans, the proceeds of which financed or will finance the acquisition of machinery and equipment. $5,000,000 was advanced pursuant to the initial term loan, $1,975,000 was advanced pursuant to the second term loan and up to $1,000,000 can be advanced through December 31, 2009 pursuant to the third term loan. The principal of the initial term loan is to be retired by sixty equal principal payments that commenced March 1, 2008 with a maturity date of March 1, 2013, and the principal of the second term loan is to be retired by sixty equal principal payments commencing January 1, 2009 with a maturity date of January 1, 2014. The principal of the third term loan will be retired by a balloon payment at the maturity date of December 31, 2009.

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of $15,000,000 or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. The revolving line of credit is available to July 1, 2011 and is secured by the Company’s accounts receivable and inventory.

At December 31, 2008, there were outstanding no revolving credit loans, a $12,263,000 real estate loan and $6,225,000 in term loans. Availability under the revolving loan fluctuates daily based on the borrowing base. At December 31, 2008, there was $14,840,000 unused availability under the revolving line of credit.

The Citizens revolving line of credit bears interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%. The Citizens real estate loan bears interest at a floating rate equal to LIBOR plus 1.2% per annum. The Wachovia initial and second term loans bear interest at LIBOR plus 1.2% to 1.45% based on a performance grid. The third term loan from Wachovia will bear interest at LIBOR plus 2.25%. The CIT working capital revolving loan bore interest at rates ranging between LIBOR plus 1.75% to 2.50% or the prime rate less .25% to plus .50% based on a performance grid. The prime rate was 3.25% and LIBOR was 0.45% at December 31, 2008.

The average outstanding revolving loan balance during 2008, 2007 and 2006 was $468,000, $4,770,000 and $623,000, respectively, and the weighted average interest rate was 4.20%, 7.80% and 7.71%, respectively. Interest expense on the Citizens or CIT revolving loans was $83,000, $448,000, and $106,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense on the Wachovia term loans was $267,000 and $71,000 for the years ended December 31, 2008 and 2007. Interest expense on the Citizens real estate loan was $883,000 and $467,000 for the years ended December 31, 2008 and 2007. Interest expense on the CIT term loans was $216,000 for the year ended December 31, 2006. Interest expense on the GMAC term loans was $309,000 for the year ended December 31, 2006.

The Citizens and Wachovia credit facilities require the Company to maintain certain financial covenants, such as maintaining a minimum fixed charge ratio and a maximum leverage ratio. The Company was in compliance with all financial covenants as of December 31, 2008 and expects to remain in compliance for the foreseeable future. The Company’s credit agreements contain cross default provisions to each other.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT AND DERIVATIVES  (continued)

At December 31, 2008 long-term debt maturities are as follows:

2009	$1,882,000
2010	1,915,000
2011	1,915,000
2012	1,915,000
2013	1,165,000
Thereafter	9,696,000

18,488,000
Less current portion of long-term debt	(1,882,000)

$16,606,000

In 2005, the Company sold its prior manufacturing, warehouse and office facility located in Owatonna, Minnesota and simultaneously entered into a lease of the facility. This transaction was accounted for as a sale/leaseback subsequent to December 23, 2005 resulting in a deferred gain of $811,000 at December 31, 2005, which was amortized through September 2007 at which time the lease was terminated in connection with the move to the Company’s new Owatonna facility.

In February 2005, the Company entered into a series of 13 forward contracts with the final contract completed March 31, 2006, whereby Cybex paid a bank 140,212 British Sterling and the bank paid the Company $265,000 each month. In February 2006, the Company entered into a series of 13 monthly forward contracts that began on April 1, 2006 with the final contract completed April 1, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $265,000 each month. In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $290,000 each month. In November, 2007, the Company entered into a series of 13 monthly forward contracts that began on May 30, 2008, whereby the Company pays a bank 150,000 British Sterling and the bank pays the Company $309,000 each month. This agreement was amended February 9, 2009 whereby the existing contract ends February 27, 2009. In February 2009, the Company entered into a series of 10 monthly forward contracts that will begin on March 31, 2009, whereby the Company will pay a bank 130,000 British Sterling and the bank will pay the Company $213,512 each month. The purpose of these transactions is to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling while its purchases of inventory from the Company are paid in U.S. dollars. The change in fair value of these contracts resulted in gains of $309,000 and $243,000, and a loss of $162,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

On June 29, 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 6.95% fixed rate throughout the duration of the loan. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. Prior to June 27, 2007, the change in the fair value of the interest rate swap was included as a component of interest expense. During 2006, the Company recorded $506,000 of expense related to the change in fair value associated with this interest rate swap. The change in fair value of the swap resulted in income of $289,000 for the six months ended June 30, 2007. Effective June 27,

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT AND DERIVATIVES  (continued)

2007, the Company designated the interest rate swap as a derivative hedging instrument and, accordingly, changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive loss. For the year ended December 31, 2008 and the period from June 27, 2007 through December 31, 2007, the change in the fair value of the interest rate swap was an increase in the liability of $1,070,000 and $789,000, respectively. The fair value of the interest rate swap of $2,076,000 is included in other liabilities at December 31, 2008.

On November 6, 2007, the Company entered into a forward starting interest rate swap agreement with Wachovia, which commenced on March 3, 2008, which is intended to hedge the initial LIBOR-based Wachovia term loan. The notional amount of the swap amortizes based on the same amortization schedule as the initial Wachovia term loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a 5.76% or 6.01% rate based on a performance grid throughout the duration of the swap. The swap and interest payments on the debt will settle monthly. The term loan matures March 1, 2013 and the swap matures on March 1, 2011. There was no initial cost of the interest rate swap. The Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss. For 2008 and 2007, the change in the fair value of the interest rate swap was an increase in the liability of $161,000 and $67,000, respectively. The fair value of the interest rate swap of $228,000 is included in other liabilities at December 31, 2008.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pretax earnings in 2009 is $229,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Fair Value Measurements at December 31, 2008
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contract assets	$462,000	—	$462,000	—
Interest rate swap liabilities	$2,304,000	—	$2,304,000	—

The valuation of the foreign currency forward contracts and interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock. The Company intends to purchase shares of its stock in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program does not have an expiration date. Through December 31, 2008, the Company purchased 120,000 shares for $252,000 pursuant to this program. This stock repurchase is recorded in treasury stock on the consolidated balance sheet.

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

At December 31, 2008, there are 1,503,625 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants

On July 16, 2008, a warrant holder exercised in full its warrant to purchase 189,640 shares of common stock of the Company, for an aggregate exercise price of $18,964. This warrant was issued in connection with a 2003 financing.

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

At December 31, 2008, warrants to purchase 8,250 shares of common stock at $.10 per share were outstanding which will expire on August 4, 2009.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—STOCKHOLDERS’ EQUITY  (continued)

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income, the components of comprehensive income are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of accumulated other comprehensive loss at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Cumulative translation adjustment	$(1,151)	$(1,257)
Change in fair value of hedge (net of tax)	(1,292)	(532)

Total	$(2,443)	$(1,789)

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—STOCKHOLDERS’ EQUITY  (continued)

A summary of the status of the Company’s stock option plans as of December 31, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2008	734,625	$2.70
Granted	2,500	4.56
Exercised	(54,250)	1.33
Forfeited	(8,500)	3.96

Outstanding at December 31, 2008	674,375	$2.80	4.88	$168,000

Options exercisable at December 31, 2008	547,000	$2.31	3.96	$168,000

Options vested and expected to vest at December 31, 2008	663,770	$2.77	4.81	$168,000

The intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $138,000, $527,000, and $354,000, respectively.

As of December 31, 2008, there was $458,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.8 years.

The options generally vest over a three to five year period (with some subject to cliff vesting). At December 31, 2008, there are 821,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

Information with respect to options outstanding under the Company’s plans as of December 31, 2008 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.22—$1.51	277,375	$1.26	4.84	277,375	$1.26
1.70—1.90	77,000	1.75	2.81	77,000	1.75
3.00—3.70	113,000	3.44	1.18	113,000	3.44
4.06—4.56	174,500	4.48	7.68	64,000	4.34
5.86—7.37	32,500	7.25	7.90	15,625	7.31

	674,375	$2.80	4.88	547,000	$2.31

Stock Retainer Plan for Nonemployee Directors

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—STOCKHOLDERS’ EQUITY  (continued)

of annual retainers results in expense being recognized based on the fair market value of such shares. At December 31, 2008, there are 18,273 shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $59,000, $90,000 and $54,000 for the years ended December 31, 2008, 2007 and 2006, respectively, related to the 2002 Plan. In January 2009, the Company issued 18,270 shares of common stock to the directors, which had a fair value of $59,000, related to directors fees earned in 2008, which were included in accrued expenses at December 31, 2008. In January 2008, the Company issued 16,157 shares of common stock to the directors, which had a fair value of $90,000, related to directors fees earned in 2007, which were included in accrued expenses at December 31, 2007. In January 2007, the Company issued 7,511 shares of common stock to the directors, which had a fair value of $47,000, related to directors fees earned in 2006, which were included in accrued expenses at December 31, 2006. The January 2009 issuance of shares under the 2002 Plan exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation.

NOTE 10—INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
Domestic	$(5,137,000)	$7,872,000	$7,952,000
Foreign	(1,618,000)	(239,000)	135,000

	$(6,755,000)	$7,633,000	$8,087,000

The income tax (benefit) provision consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current :
Federal	$65,000	$64,000	$80,000
State	66,000	44,000	96,000

	131,000	108,000	176,000

Deferred:
Federal	2,013,000	(2,657,000)	(10,508,000)
State	189,000	428,000	(1,635,000)

	2,202,000	(2,229,000)	(12,143,000)

	$2,333,000	$(2,121,000)	$(11,967,000)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES  (continued)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2008	2007	2006
Tax (benefit) at statutory rate	$(2,297,000)	$2,595,000	$2,750,000
Impact of foreign taxes	97,000	10,000	(5,000)
State income taxes, net	169,000	435,000	426,000
Federal research and development tax credit	(126,000)	—	—
Non-deductible goodwill impairment charge	3,824,000	—	—
Other permanent differences, primarily meals and entertainment and stock option expense	128,000	216,000	223,000
Change in valuation allowance	538,000	(5,377,000)	(15,361,000)

	$2,333,000	$(2,121,000)	$(11,967,000)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007
Deferred tax assets (liabilities):
Net operating loss and credit carryforwards	$8,485,000	$9,422,000
Warranty reserves	1,618,000	1,661,000
Other accruals and reserves	2,253,000	2,090,000
Bad debt and lease loss reserves	814,000	574,000
Intangibles	2,517,000	2,915,000
Other, net	1,014,000	1,094,000

Total deferred tax assets	16,701,000	17,756,000
Valuation allowance	(1,666,000)	(1,222,000)
Depreciation	(1,652,000)	(1,491,000)

	$13,383,000	$15,043,000

At December 31, 2008, the Company had U.S. federal net operating loss carryforwards, which are scheduled to expire as follows:

2020	$4,212,000
2021	5,528,000
2022	4,354,000
2023 and thereafter	1,915,000

$16,009,000

In addition, the Company has foreign net operating loss carryforwards of $4,426,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $670,000, which do not expire, federal research and development tax credit carryforwards of $251,000, which began to expire in 2008 and various net operating loss and credit carryforwards for state tax purposes.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES  (continued)

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, revaluates the need for this valuation in accordance with SFAS No. 109, “Accounting for Income Taxes,” based upon the existence of various factors. Based on this re-evaluation, the Company reduced the valuation allowance by $15,361,000 in 2006 (including $14,421,000 effective July 1, 2006) and by $5,377,000 in 2007 (including $5,244,000 effective September 29, 2007).

Approximately $34,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $39,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily book versus tax differences related to various accruals.

The net deferred tax asset balance of $13,383,000 at December 31, 2008 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at December 31, 2008 is $1,666,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no impact on the Company’s financial position upon adoption.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2003.

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

NOTE 11—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2008, 2007 and 2006, the Company paid $335,000, $423,000 and $451,000, respectively, to a law firm of which one of the directors of the Company is a member.

John Aglialoro, Joan Carter, and UM Holdings Ltd. (“UM”) are related parties which collectively own approximately 44% of the Company’s common shares.

Mr. Aglialoro has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. He received salaries of $536,000, $486,000 and $425,000 for 2008, 2007 and 2006, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—RELATED PARTY TRANSACTIONS  (continued)

UM provides certain office support services for which the Company reimbursed UM at the rate of $145,000, $78,000 and $78,000 during 2008, 2007, and 2006 respectively. At December 31, 2008, the Company had a credit of $42,000 relating to the UM service fees. At December 31, 2007, the Company owed UM $9,000 for services.

NOTE 12—GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At December 31, 2008, the maximum contingent liability under all recourse and guarantee provisions was $5,205,000. A reserve for estimated losses under recourse provisions of $885,000 and $555,000 has been recorded based on historical experience and is included in accrued expenses at December 31, 2008 and 2007, respectively.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $62,000 and $68,000 at December 31, 2008 and December 31, 2007, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2013 for equipment and property under noncancelable operating and capital leases. Future minimum payments under these leases at December 31, 2008 are as follows:

	Operating	Capital
2009	$510,000	$23,000
2010	275,000	—
2011	82,000	—
2012	30,000	—
2013	7,000	—

	904,000	23,000
Less: amount representing interest	—	(1,000)

	$904,000	22,000

Less: current portion		(22,000)

		$—

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES  (continued)

Rent expense under all operating leases for the years ended December 31, 2008, 2007 and 2006 was $579,000, $1,008,000 and $1,131,000, respectively. Interest expense related to capital leases was $2,000, $9,000 and $52,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Assets subject to capital leases had a cost of $268,000 and accumulated depreciation of $182,000 and $142,000 at December 31, 2008 and 2007, respectively.

Royalty Agreement

In connection with the settlement of a license dispute, the Company was required to make minimum royalty payments through November 2012. The interest expense portion of the minimum royalty payments in the years ended December 31, 2007 and 2006 was $141,000 and $172,000, respectively. On December 27, 2007, the Company entered into a patent purchase agreement pursuant to which it agreed to purchase the licensed patents and all rights associated therewith, including the obligation to make future minimum royalty payments of $1,400,000, for a purchase price of $1,000,000. As a result of this transaction, all obligations of the Company under the license agreement, including minimum royalty payments, were satisfied in full. The Company recorded a $400,000 gain in the fourth quarter of 2007 in connection with this transaction. This amount is recorded as a reduction to selling, general and administrative expenses in the consolidated statement of operations.

Purchase Obligations

The Company is required to make purchases of goods and services that are legally binding of $17,474,000 in 2009 and $4,376,000 in 2010.

Product Liability

Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Management believes that the outcome of known product liability claims will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company’s product liability insurance is on a claims made basis and currently provides an aggregate of $10,000,000 of coverage ($5,000,000 for claims made prior to December 1, 2008). These policies include a deductible of $250,000 on claims made after December 1, 2008 with an annual aggregate deductible of $1,000,000 ($100,000 deductible on claims made prior to such date with an annual aggregate deductible of $750,000). Reserves for self-insured retention, are included in accrued expenses in the accompanying consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. Actual results may vary from management’s estimates.

As of December 31, 2008, the Company accrued $5,000,000 for a product liability claim and a corresponding receivable for the liability claim estimated to be recoverable under the Company’s insurance policies. This $5,000,000 accrual was included as a component of other liabilities and the $5,000,000 insurance recoverable was included as a component of other assets at December 31, 2008.

Litigation

United Leasing, Inc. v. Cybex International, Inc., et al.

The Company on February 25, 2009 was served with an Amended Complaint which added the Company and its wholly owned subsidiary, Cybex Capital Corp. (collectively with the Company referred to herein as

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES  (continued)

Cybex), as additional defendants in this action venued in the Circuit Court for Williamson County, State of Tennessee. The plaintiff, United Leasing, Inc., provided a series of lease financings for the sale of Cybex equipment by an independent dealer, also a defendant in the action. The plaintiff alleges that it was induced to finance in excess of the purchase price for the equipment due to alleged rebates made by the independent dealer to the purchaser/lessee which has since entered bankruptcy. Cybex helped arrange the lease financing and also provided limited guarantees of certain of the leases, and the plaintiff now asserts that Cybex participated in the alleged scheme. The Amended Complaint includes claims for breach of contract, conversion, intentional/fraudulent misrepresentation, fraudulent concealment and civil conspiracy. The plaintiff seeks from Cybex an unspecified amount of compensatory and punitive damages, including repurchase of the leases; damages in the amount of the alleged rebates, stated to be at least $350,000; payment of the lease guarantees, stated to be at least $365,000 plus one-half of the remaining balance of one lease; and interest, costs and counsel fees.

Cybex only recently was served the Amended Complaint and has not yet made an appearance in the action. Cybex will deny all material allegations of the Amended Complaint and any liability to the plaintiff, other than its contractual obligation to the extent provided under the terms of the limited guarantees. A reserve in the estimated amount of the limited guarantee obligation is included in accrued expense at December 31, 2008.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Employment Agreements

The Company has entered into employment agreements with its named executive officers. Under these agreements, the employment may be terminated with or without cause at any time. In the event that the Company terminates the officer’s employment other than “for cause” the Company is obligated to continue normal salary payments for periods generally varying from one to two years. The employment agreements generally provide that upon a change of control, as defined, the officer may in certain events resign and receive the severance which would have been payable upon a non-cause termination. The maximum aggregate exposure under these agreements is $3,095,000 as of December 31, 2008.

NOTE 14—BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company during 2008, 2007 and 2006 matched 50% of the first 4% of the employee’s eligible compensation contributions. Matching contributions by the Company to the plan were $362,000, $343,000, and $307,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Effective March 1, 2009, the Company elected to suspend the Company match. Additionally, the Company may make discretionary contributions to the plan. No discretionary contributions were made for the years ended December 31, 2008, 2007 or 2006.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

	2008 Quarter Ended
	March 29	June 28	September 27		December 31
Sales	$39,780,000	$33,136,000	$35,753,000		$39,260,000
Gross profit	14,172,000	10,656,000	11,551,000		11,610,000
Net income (loss)	1,318,000	128,000	340,000		(10,874,000	)(a)
Basic net income (loss) per share (a)(c)	.08	.01	.02		(.62	)(a)
Diluted net income (loss) per share (a)(c)	.07	.01	.02		(.62	)(a)

	2007 Quarter Ended
	March 31	June 30	September 29		December 31
Sales	$34,676,000	$34,740,000	$32,601,000		$44,486,000
Gross profit	12,894,000	12,205,000	10,509,000		15,212,000
Net income	1,104,000	1,095,000	4,563,000	(b)	2,992,000
Basic net income per share (b)(c)	.06	.06	.26	(b)	.17
Diluted net income per share (b)(c)	.06	.06	.26	(b)	.17

(a)	Includes a non-cash non-tax deductible goodwill impairment charge of $11,247,000 or $.64 per diluted share, triggered by declines in the Company’s stock price in the period.
(b)	Includes a benefit of $5,244,000 ($.29 per share) resulting from a reduction in the valuation allowance for deferred income taxes.
(c)	The sum of the quarterly net income per share amounts do not equal the amount for the full year due to the use of weighted average shares for each period, and rounding.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
For the year ended December 31, 2008
Allowance for doubtful accounts	$953,000	$506,000	$244,000	$1,215,000

For the year ended December 31, 2007
Allowance for doubtful accounts	$797,000	$482,000	$326,000	$953,000

For the year ended December 31, 2006
Allowance for doubtful accounts	$689,000	$311,000	$203,000	$797,000

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management evaluated the internal control over financial reporting of the Company as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ JOHN AGLIALORO	/s/ ARTHUR W. HICKS, JR.
Chairman and Chief Executive Officer	President, Chief Operating Officer and Chief Financial Officer

March 12, 2009

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter in the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections captioned “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Audit Committee Matters—Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as a part of this report:

Financial Statements

(a)		Consolidated Financial Statements and Financial Statement Schedule of the Company are set forth on Page F-1, Part II, Item 8 hereof and are incorporated by reference herein.
Exhibits

	3(a)(1)	Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

	3(a)(4)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	3(a)(5)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (the “June 2003 10-Q”).

	3(a)(6)	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 4, 2005, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2005 (the “June 2005 10-Q”).

	3(b)(1)	By-Laws of the Company, as amended (the “By-Laws”), incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987.

	3(b)(2)	Amendment to the By-Laws, adopted November 7, 2007, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 7, 2007.

	4(a)	Form of Warrant to Purchase Common Stock issued to Oppenheimer & Co. and affiliates, each dated August 5, 2004, for an aggregate of 25,000 shares, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the “September 2004 10-Q”).

	10(a)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).*

	10(b)(1)	2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2005.*

	10(b)(2)	Amendment No. 1 to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed May 9, 2007 (the “May 9, 2007 Form 8-K”).*

10(c)(1)	2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10(k) to the 2001 10-K.*

10(c)(2)	Amendment to 2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005.*

10(d)	Employment Agreement dated April 8, 2003, between the Company and John Aglialoro, incorporated by reference to Exhibit 10.4 to the June 2003 10-Q.*

10(e)	Amended and Restated Management Employment Agreement, dated as of January 1, 2006, between the Company and Ray Giannelli, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2006 (the “February 22, 2006 Form 8-K”).*

10(f)	Management Employment Agreement dated February 22, 2006, between the Company and Arthur W. Hicks, Jr., incorporated by reference to Exhibit 10.3 to the February 22, 2006 Form 8-K.*

10(g)	Management Employment Agreement between the Company and Edward Kurzontkowski, incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).*

10(h)	Management Employment Agreement between the Company and Ed Pryts, incorporated by reference to Exhibit 10(cc) to the 2006 10-K.*

10(i)	Management Employment Agreement between the Company and John Young, incorporated by reference to Exhibit 10(dd) to the 2006 10-K.*

10(j)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.4 to the September 2004 10-Q.*

10(k)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.5 to the September 2004 10-Q.*

10(l)	Form of Restricted Stock Award Agreement for Newly-Elected Non-Employee Director, incorporated by reference to Exhibit 99.2 to the Current Report on the May 9, 2007 Form 8-K.*

10(m)	Form of Notification of Participation - 2008 Management Incentive Compensation Bonus Program (CEO/President Level), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 25, 2008 (the “February 25, 2008 Form 8-K”).*

10(n)	Form of Notification of Participation - 2008 Management Incentive Compensation Bonus Program (Senior Vice President Level), incorporated by reference to Exhibit 10.2 to the February 25, 2008 Form 8-K.*

10(o)	Ultimate Net Loss Vendor Agreement with Portfolio Purchase, dated December 30, 1994, among the Company, Cybex Financial Corp. and C.I.T., incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 1994.

10(p)	Tri-Party Agreement, dated August 22, 2006, among the Company, First Industrial Development Services, Inc. and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.3 to the September 2006 10-Q.

10(q)	Business Subsidy Agreement, dated August 22, 2006, between the Company and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.4 to the September 2006 10-Q.

10(r)	Loan Agreement, dated as of October 17, 2006, between the Company and Citizens Bank of Massachusetts, incorporated by reference to Exhibit 10.5 to the September 2006 10-Q.

10(s)	Loan Agreement, dated July 30, 2007, with Wachovia Bank, NA, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

10(t)	Promissory Note dated March 25, 2008, in a principal amount of up to $3,000,000, from the Company to Wachovia Bank, N.A., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 (the “March 2008 10Q”).

10(u)	Promissory Note dated March 2, 2009, in a principal amount of up to $1,000,000 from the Company to Wachovia Bank, N.A. (filed herewith).

10(v)(1)	Credit Agreement, dated July 2, 2008, by and between RBS Citizens, National Association and the Company, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

10(v)(2)	Amendment No. 1 to Credit Agreement, dated August 31, 2008, by and between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.1 to the September 2008 10Q.

10(w)	Office Services Agreement, dated as of January 1, 2006, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 4, 2006.

10(x)	Management Employment Agreement between the Company and Galen S. Lemar (filed herewith).*

10(y)	Letter Agreement dated March 4, 2008, among the Company, eNova Group Limited Liability Company, Roy Simonson and Stephen M. Williams., incorporated by reference to Exhibit 10.2 to the March 2008 10Q.

10(z)	Termination Agreement, dated September 8, 2008, among the Company, eNova Group Limited Liability Company, Stephen M. Williams and Roy Simonson, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 (the “September 2008 10Q”).

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Independent Registered Public Accounting Firm—KPMG LLP (Filed herewith).

31(a)	Certification of Chief Executive Officer (Filed herewith).

31(b)	Certification of Chief Operating and Chief Financial Officer (Filed herewith).

32(a)	Certification of Chief Executive Officer pursuant to Section 1350 (Filed herewith).

32(b)	Certification of Chief Operating and Chief Financial Officer pursuant to Section 1350 (Filed herewith).

*	Executive compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC. (Registrant)

By:	/S/ JOHN AGLIALORO
John Aglialoro
Chairman

March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2009

/S/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director, President, Chief Operating Officer and Chief Financial Officer (principal financial officer)	March 12, 2009

/S/ JAMES M. AHEARN James M. Ahearn	Treasurer (principal accounting officer)	March 12, 2009

/S/ JAMES H. CARLL James H. Carll	Director	March 12, 2009

/S/ JOAN CARTER Joan Carter	Director	March 12, 2009

/S/ JERRY LEE Jerry Lee	Director	March 12, 2009

/S/ MILTON LEONTIADES, PH.D. Milton Leontiades, Ph.D.	Director	March 12, 2009

/S/ JOHN MCCARTHY John McCarthy	Director	March 12, 2009

/S/ HARVEY MORGAN Harvey Morgan	Director	March 12, 2009