Form 10-Q
period 2009-03-28
CYBEX INTERNATIONAL INC
filed 2009-05-05
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 28, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

(508) 533-4300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On May 5, 2009, the Registrant had outstanding 17,093,931 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	$28,922	$39,780
Cost of sales	21,023	25,608

Gross profit	7,899	14,172

Selling, general and administrative expenses	9,863	11,525

Operating income (loss)	(1,964)	2,647
Interest expense, net	277	347

Income (loss) before income taxes	(2,241)	2,300
Income tax expense (benefit)	(834)	982

Net income (loss)	$(1,407)	$1,318

Basic net income (loss) per share	$(0.08)	$0.08

Diluted net income (loss) per share	$(0.08)	$0.07

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 28, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$995	$1,628
Accounts receivable, net of allowance of $1,277 and $1,215	18,583	18,735
Inventories	14,879	13,465
Prepaid expenses and other	1,746	2,249
Deferred income taxes	4,685	4,685

Total current assets	40,888	40,762
Property, plant and equipment, net	35,226	36,551
Deferred income taxes	9,347	8,698
Other assets	5,378	5,290

	$90,839	$91,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,915	$1,882
Accounts payable	6,449	5,965
Accrued expenses	10,779	11,986

Total current liabilities	20,143	19,833
Long-term debt	17,802	16,606
Other liabilities	9,080	9,411

Total liabilities	47,025	45,850

Commitments (Notes 4 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,832 and 17,813 shares issued	1,783	1,781
Additional paid-in capital	68,527	68,426
Treasury stock, at cost (733 and 329 shares)	(2,931)	(2,503)
Accumulated deficit	(21,217)	(19,810)
Accumulated other comprehensive loss	(2,348)	(2,443)

Total stockholders’ equity	43,814	45,451

	$90,839	$91,301

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(1,407)	$1,318
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,432	1,198
Amortization of deferred financing costs	10	9
Deferred income taxes	(733)	841
Stock-based compensation	44	67
Provision for doubtful accounts	69	(2)
Change in fair value of interest rate swap	(8)	(8)
Change in fair value of foreign currency contract	189	(26)
Changes in operating assets and liabilities:
Accounts receivable	65	693
Inventories	(1,425)	(375)
Prepaid expenses and other	210	312
Accounts payable, accrued liabilities and other liabilities	(766)	(1,731)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,320)	2,296

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(98)	(653)

NET CASH USED IN INVESTING ACTIVITIES	(98)	(653)

FINANCING ACTIVITIES:
Repayments of term loans	(446)	(130)
Borrowings under term loans	1,000	225
Repayments of revolving loans	—	(39,378)
Borrowings under revolving loans	1,675	38,100
Proceeds from exercise of stock options	—	26
Purchase of common stock through repurchase program	(428)	—
Other financing activity payments	(16)	(15)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,785	(1,172)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(633)	471

CASH AND CASH EQUIVALENTS, beginning of period	1,628	609

CASH AND CASH EQUIVALENTS, end of period	$995	$1,080

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$291	$341
Cash paid for income taxes	8	7
Common stock issued to directors earned in previous period (Note 5)	59	90

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. This statement covers financial assets and liabilities, for which the statement is effective for fiscal years beginning after November 15, 2007, as well as nonfinancial assets and liabilities, for which the statement is effective for fiscal years beginning after November 15, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification under SFAS No. 13, except for assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 “Business Combinations” or SFAS No. 141R (revised 2007) “Business Combinations”, regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-1 is effective upon initial adoption of SFAS No. 157. The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities and there was no impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009 and included the appropriate disclosures in Note 8. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 14.9% and 12.8% of consolidated net sales for the three months ended March 28, 2009 and March 29, 2008, respectively. Accounts receivable from this customer were $1,661,000 and $1,583,000 at March 28, 2009 and December 31, 2008, respectively. Sales to another customer represented 10.0% and 9.5% of consolidated net sales for the three months ended March 28, 2009 and March 29, 2008, respectively. Accounts receivable for this customer were $1,632,000 and $1,416,000 at March 28, 2009 and December 31, 2008, respectively. Sales to another customer or its franchisees represented 5.5% and 12.5% of consolidated net sales for the three months ended March 28, 2009 and March 29, 2008, respectively. Accounts receivable from that customer and its franchisees were less than $200,000 at March 28, 2009 and December 31, 2008. No other single customer accounted for more than 10% of the Company’s net sales in these periods.

Sales outside of North America accounted for 28% and 26% of consolidated net sales for the three months ended March 28, 2009 and March 29, 2008, respectively. No single country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At March 28, 2009, the maximum contingent liability under all recourse and guarantee provisions was approximately $5,217,000. A reserve for estimated losses under recourse provisions of $985,000 and $885,000 has been recorded based on historical experience and is included in accrued expenses at March 28, 2009 and December 31, 2008, respectively.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $63,000 and $62,000 at March 28, 2009 and December 31, 2008, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, FIN 45 requires disclosure about the Company’s obligations under other guarantees that it has issued, including warranties. The Company provides a warranty on its products for labor of one year and for parts ranging from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates, which are developed from historical information, and certain assumptions about future events are subject to change.

The following table sets forth the change in the liability for product warranties during the three months ended March 28, 2009:

Balance as of January 1, 2009	$4,208,000
Payments made under warranty	(1,430,000)
Accrual for product warranties issued	1,174,000

Balance as of March 28, 2009	$3,952,000

NOTE 5 — STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. For the three months ended March 28, 2009, the Company recorded stock-based compensation expense of $44,000, consisting of expenses related to stock options ($41,000) and stock issued to a director ($3,000). For the three months ended March 29, 2008, the Company recorded stock-based compensation expense of $67,000, consisting of expenses related to stock options ($42,000), and stock to be issued to directors ($25,000).

Cybex’s 2005 Omnibus Incentive Plan (“Omnibus Plan”) is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the Omnibus Plan. A registration statement was filed for the Omnibus Plan and the Company anticipates providing newly-issued shares of registered common stock upon the exercise of options and upon stock grants under the Omnibus Plan.

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

A summary of the status of the Company’s stock option plans as of March 28, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2009	674,375	$2.80
Granted	20,000	1.81
Exercised	—	—

Outstanding at March 28, 2009	694,375	$2.78	4.79	$—

Options exercisable at March 28, 2009	547,625	$2.32	3.71	$—

Options vested and expected to vest at March 28, 2009	682,471	$2.75	4.72	$—

The intrinsic value of options exercised for the three months ended March 28, 2009 and March 29, 2008, was $0 and $58,000, respectively.

As of March 28, 2009, there was $439,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.6 years.

At March 28, 2009, there are 801,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provides that each nonemployee director will receive 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock may be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. The January 2009 issuance of shares under the 2002 Plan, which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation. During the quarter ended March 28, 2009, the Company issued 18,270 shares of common stock to the directors, which had a fair value of $59,000, related to director’s fees earned in 2008, which were included in accrued expenses at December 31, 2008. The Company recorded stock-based compensation expense of $23,000 for the quarter ended March 29, 2008 for common stock issuable to the directors for 2008 services, which was included in accrued expenses at March 29, 2008, and was issued in 2009. During the quarter ended March 29, 2008, the Company issued 16,158 shares of common stock to the directors, which had a fair value of $90,000, related to director’s fees earned in 2007, which were included in accrued expenses at December 31, 2007.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	March 28, 2009	December 31, 2008
Raw materials	$7,786,000	$7,434,000
Work in process	3,688,000	3,140,000
Finished goods	3,405,000	2,891,000

	$14,879,000	$13,465,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 28, 2009	December 31, 2008
Citizens revolving credit loan	$1,675,000	$—
Citizens real estate loan	12,133,000	12,263,000
Wachovia term loans	6,909,000	6,225,000

	20,717,000	18,488,000
Less – current portion	(2,915,000)	(1,882,000)

	$17,802,000	$16,606,000

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement dated as of October 17, 2006 (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota, and the loan is secured by this real estate.

In July 2007, the Company entered into a Loan Agreement (the “Wachovia Loan Agreement”) with Wachovia Bank, NA (“Wachovia”), which was supplemented in March 2008 and March 2009. The Wachovia Loan Agreement as supplemented provides for three term loans, the proceeds of which have financed the acquisition of machinery and equipment. $5,000,000 was advanced pursuant to the initial term loan, $1,975,000 was advanced pursuant to the second term loan and $1,000,000 was advanced pursuant to the third term loan. The principal of the initial term loan is to be retired by sixty equal principal payments that commenced March 1, 2008 with a maturity date of March 1, 2013, and the principal of the second term loan is to be retired by sixty equal principal payments which commenced January 1, 2009 with a maturity date of January 1, 2014. The principal of the third term loan will be retired by a balloon payment at the maturity date of December 31, 2009. The Wachovia term loans are secured by the Company’s equipment.

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of $15,000,000 or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. The revolving line of credit is available to July 1, 2011 and is secured by the Company’s accounts receivable and inventory. Availability under the revolving loan fluctuates daily based on the borrowing base. At March 28, 2009, there was $13,325,000 unused availability under the revolving line of credit.

Prior to April 1, 2009, the Citizens revolving line of credit bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1% and after such date bears interest at LIBOR plus 2.25%. Prior to April 1, 2009, the Citizens real estate loan bore interest at a floating rate equal to LIBOR plus 1.2% per annum and after such date bears interest at LIBOR plus 2.25%. Prior to April 1, 2009, the Wachovia initial and second term loans bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and after such date these term loans bear interest at LIBOR plus 2.25%. The third term loan from Wachovia bears interest at LIBOR plus 2.25%. The prime rate was 3.25% and LIBOR was .52% at March 28, 2009.

The average outstanding revolving loan balance for the three months ended March 28, 2009 and March 29, 2008 was $759,000 and $1,305,000, respectively, and the weighted average interest rate was 1.09% and 6%, respectively. Interest expense on the revolving loans was $11,000 and $41,000 for the three months ended March 28, 2009 and March 29, 2008, respectively. Interest expense on the Wachovia term loans was $68,000 and $60,000 for the three months ended March 28, 2009 and March 29, 2008, respectively. Interest expense on the Citizens real estate loan was $214,000 and $223,000 for the three months ended March 28, 2009 and March 29, 2008, respectively.

The Citizens and Wachovia credit facilities require the Company to maintain certain financial covenants, such as maintaining a minimum debt service coverage ratio and a maximum leverage ratio. At March 28, 2009, the Company failed to meet certain of these covenants. The Company has entered into amendments to its credit facilities, pursuant to which the lenders have waived the failure to meet these financial covenants for the quarter ended March 28, 2009. The Wachovia amendment also increases the interest rate on two of the term loans, modifies the financial covenants, and increases the collateral for the term loans to include all of the Company’s equipment. The Citizens amendment also increases the interest rate on the credit facilities, cross-collateralizes the two Citizens credit facilities, limits the ability to include foreign accounts receivable within the borrowing base calculation for the revolving line of credit, and amends the financial and certain other covenants contained in the credit facilities. The Company expects to be in compliance with all financial covenants for the foreseeable future. The Company’s credit agreements contain cross default provisions to each other.

At March 28, 2009 long-term debt maturities are as follows:

Remainder of 2009	$2,436,000
2010	1,915,000
2011	3,590,000
2012	1,915,000
2013	1,165,000
Thereafter	9,696,000

20,717,000
Less current portion of long-term debt	(2,915,000)

$17,802,000

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates and interest rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Foreign currency forward contracts are utilized to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling, while its purchases of inventory from the Company are paid in US dollars. These contracts are not designated as hedging instruments under SFAS No. 133; accordingly changes in their fair value are recognized in selling, general and administrative expense in the consolidated statement of operations. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. These agreements are currently designated as cash flow hedges, therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss.

In February 2006, the Company entered into a series of 13 monthly forward contracts that began on April 1, 2006 with the final contract completed April 1, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $265,000 each month. In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $290,000 each month. In November, 2007, the Company entered into a series of 13 monthly forward contracts that began on May 30, 2008, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $309,000 each month. This agreement was amended February 9, 2009 whereby the existing contract ended February 27, 2009. In February 2009, the Company entered into a series of 10 monthly forward contracts that began on March 31, 2009, whereby the Company will pay a bank 130,000 British Sterling and the bank will pay the Company $213,512 each month.

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 6.95% and after such date equals an 8.00% fixed rate throughout the duration of the loan. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The change in fair value of the swap resulted in income of $289,000 for the six months ended June 30, 2007. Effective June 27, 2007, the Company designated the interest rate swap as a derivative hedging instrument and, accordingly, changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive loss.

In November 2007, the Company entered into a forward starting interest rate swap agreement with Wachovia, which commenced on March 3, 2008, which is intended to hedge the initial LIBOR-based Wachovia term loan. The notional amount of the swap amortizes based on the same amortization schedule as the initial Wachovia term loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 5.76% or 6.01% rate based on a performance grid, and after April 1, 2009 equals a 6.81% rate throughout the duration of the swap. The swap and interest payments on the debt settle monthly. The term loan matures March 1, 2013 and the swap matures on March 1, 2011. There was no initial cost of the interest rate swap. The Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” on January 1, 2009, and has included the expanded disclosures required by that statement.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	March 28, 2009	December 31, 2008	Balance Sheet Location	March 28, 2009	December 31, 2008	Balance Sheet Location
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swap agreements	$—	$—	—	$2,084,000	$2,304,000	Other Liabilities

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	$273,000	$462,000	Prepaid expenses and other	$—	$—	—

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three months ending March 28, 2009 and March 29, 2008:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into income
	Three Months Ended		Three Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Interest rate swap agreements	$128,000	$(374,000)	$(201,000)	$(72,000)

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income On Derivatives
Three Months Ended
	March 28, 2009	March 29, 2008
Foreign currency forward contracts	$(189,000)	$26,000	Selling, general and administrative expenses

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued in accordance with SFAS No. 157.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. As of March 28, 2009, the Company’s exposure to the failure of its counterparties is immaterial.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement became effective for the Company for financial assets and liabilities on January 1, 2008, and on January 1, 2009 for nonfinancial assets and liabilities.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at March 28, 2009
	Balance at March 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contract assets	$273,000	—	$273,000	—

Interest rate swap liabilities	$2,084,000	—	$2,084,000	—

The valuation of the foreign currency forward contracts and interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at March 28, 2009.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock. The Company intends to purchase shares of its stock in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program does not have an expiration date. Through December 31, 2008, the Company purchased 120,000 shares for $252,000 pursuant to this program. For the three months ended March 28, 2009, the Company purchased 404,000 shares for $428,000 pursuant to this program.

At March 28, 2009, there are 1,503,625 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At March 28, 2009, warrants to purchase 8,250 shares of common stock at $.10 per share were outstanding, which expire on August 4, 2009.

Comprehensive Income (loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (loss):

	Three Months Ended
	March 28, 2009	March 29, 2008
Net income (loss)	$(1,407,000)	$1,318,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(33,000)	4,000
Change in fair value of hedges (net of tax)	128,000	(374,000)

Comprehensive income (loss)	$(1,312,000)	$948,000

The following summarizes the components of accumulated other comprehensive loss at March 28, 2009 and December 31, 2008:

	March 28, 2009	December 31, 2008
Cumulative translation adjustment	$(1,184,000)	$(1,151,000)
Change in fair value of hedges (net of tax)	(1,164,000)	(1,292,000)

Total	$(2,348,000)	$(2,443,000)

NOTE 11 — NET INCOME (LOSS) PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Three Months Ended
	March 28, 2009	March 29, 2008
Shares used in computing basic net income (loss) per share	17,424,000	17,367,000
Dilutive effect of options and warrants	—	351,000

Shares used in computing diluted net income (loss) per share	17,424,000	17,718,000

For the three months ended March 28, 2009, options to purchase 694,000 shares of common stock at exercise prices ranging from $1.22 to $7.37 per share were outstanding but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive. For the three months ended March 29, 2008, options to purchase 186,000 shares of common stock at exercise prices ranging from $4.31 to $7.37 per share were outstanding but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive.

NOTE 12 — CONTINGENCIES

Litigation

United Leasing, Inc. v. Cybex International, Inc., et al.

The Company on February 25, 2009 was served with an Amended Complaint which added the Company and its wholly owned subsidiary, Cybex Capital Corp. (collectively with the Company referred to herein as Cybex), as additional defendants in this action originally venued in the Circuit Court for Williamson County, State of Tennessee. The plaintiff, United Leasing, Inc., provided a series of lease financings for the sale of Cybex equipment by an independent dealer, also a defendant in the action. The plaintiff alleges that it was induced to finance in excess of the purchase price for the equipment due to alleged rebates made by the independent dealer to the purchaser/lessee which has since entered bankruptcy. Cybex provided limited guarantees of certain of the leases, and the plaintiff now asserts that Cybex participated in the alleged rebates. The Amended Complaint included claims for breach of contract, conversion, intentional/fraudulent misrepresentation, fraudulent concealment and civil conspiracy. The plaintiff seeks from Cybex an unspecified amount of compensatory and punitive damages, including repurchase of the leases; damages in the amount of the alleged rebates, stated to be at least $350,000; payment of the lease guarantees, stated to be at least $365,000 plus one-half of the remaining balance of one lease; and interest, costs and counsel fees.

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting it had provided limited guarantees of certain of the leases at issue. While Cybex has asserted that the plaintiff’s acts and omissions have relieved Cybex of liability under the lease guarantees, a reserve for the estimated amount of the guarantee obligation is included in accrued expenses at March 28, 2009, should it be determined that Cybex remains responsible thereunder.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Product Liability

As of December 31, 2008, the Company accrued $5,000,000 for a product liability claim and a corresponding receivable for a liability claim estimated to be recoverable under the Company’s insurance policies. This $5,000,000 accrual was included as a component of other liabilities and the $5,000,000 insurance recoverable was included as a component of other assets at March 28, 2009 and December 31, 2008.

NOTE 13 — INCOME TAXES

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, reevaluates the need for this valuation in accordance with SFAS No. 109, “Accounting for Income Taxes,” based upon the existence of various factors. Based on this re-evaluation, the Company reduced the valuation allowance by $5,377,000 in 2007. For the three months ended March 28, 2009 and March 29, 2008, an income tax provision (benefit) of (37.2%) and 42.7% of income (loss) before taxes was recorded, totaling ($834,000) and $982,000, respectively.

At December 31, 2008, U.S. federal net operating loss carryforwards of approximately $16,009,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carryforwards of $4,426,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $670,000, which do not expire, and federal research and development tax credit carryforwards of $251,000, which began to expire in 2008 and various net operating loss and credit carryforwards for state tax purposes. The U.S. federal operating loss carryforwards begin to expire in 2020.

Approximately $36,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $40,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily book versus tax differences related to various expenses.

The net deferred tax asset balance of $14,032,000 at March 28, 2009 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at March 28, 2009 is $1,666,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There was no impact on the Company’s financial position upon adoption and there have been no material changes through March 28, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the resolution of litigation involving us, and our ability to comply with the terms of our credit facilities. Further information on these and other factors which could affect our financial results can be found in our reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, including Part I thereof, our Current Reports on Form 8-K, this Form 10-Q and the proxy statement dated March 26, 2009.

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

While our net sales for 2008 marginally increased over the prior year, our net sales in the fourth quarter of 2008 and the first quarter of 2009 were about 10% and 27%, respectively, below net sales in the corresponding prior year period. We believe that this sales decline largely reflects our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

While we cannot be certain how long these conditions will persist or the extent that these conditions will affect our financial performance, we expect sales to continue to be negatively impacted by the economy. We further expect that sales will rebound as the economy recovers.

We have taken various steps to reduce expenses in response to the decline in our sales. These steps have included a first quarter 2009 work force reduction of about 5% and a second quarter 2009 wage reduction of 3% or 5% for all employees to remain in place while sales continue at a reduced level. We intend to monitor general economic conditions and our sales performance and, if warranted, may effect further cost saving measures during the year.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict product demand and other related matters and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

NET SALES

Our net sales decreased $10,858,000, or 27%, to $28,922,000 for the first quarter of 2009 from $39,780,000 for the first quarter of 2008. The first quarter decrease in 2009 was attributable to a decrease of sales of cardiovascular products of $4,947,000, or 25%, to $15,230,000, and decreased sales of strength training products of $5,791,000, or 36%, to $10,262,000, along with decreased freight, parts and other sales of $120,000, or 3%, to $3,430,000. The sales decline was generally throughout our product offerings and we believe was reflective of economic conditions, generally and in the fitness industry.

GROSS MARGIN

Gross margin decreased to 27.3% in the first quarter of 2009 from 35.6% in the prior year first quarter. Direct material as a percentage of sales increased by 6.7% due to higher comparative levels of steel pricing in the first quarter 2009 compared to the corresponding 2008 period, and product mix. Manufacturing overhead as a percentage of sales increased by 1.9% due to lower volumes, and warranty expense increased as a percentage of sales by .5%. Direct labor as a percentage of sales decreased by .8% in the first quarter of 2009 compared to the comparable period in 2008.

The price of steel, a major component of our products, fluctuates from time to time. Prices for steel were higher in the first quarter of 2009 compared to the first quarter of 2008. However, we expect our steel costs to decrease in the second quarter of 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, decreased by $1,662,000, or 14%, to $9,863,000 in the first quarter of 2009 compared to $11,525,000 in the first quarter of 2008, predominantly due to a decrease in product development costs ($776,000) and a decrease in domestic and international selling and marketing expenses ($523,000). In response to economic conditions, we have effectuated various cost reductions, most of which will be realized after the first quarter 2009. We expect that these steps will result in selling, general and administrative expenses continuing at a reduced level for the next several quarters. Selling, general and administrative expenses represented 34% of sales for the first quarter of 2009, compared to 29% of sales for the comparable 2008 period.

NET INTEREST EXPENSE

Net interest expense decreased by $70,000 or 20% in the first quarter of 2009 compared to the corresponding period of 2008 due primarily to lower rates.

INCOME TAXES

We recorded an income tax expense (benefit) of ($834,000) and $982,000 for the three months ended March 28, 2009 and March 29, 2008, respectively. In 2002, we established a valuation allowance against all of our deferred tax assets. On a quarterly basis, we reevaluate the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $5,244,000 effective September 29, 2007.

The effective tax (benefit) rate was (37.2%) and 42.7% for the three months ended March 28, 2009 and March 29, 2008, respectively. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards.

As of December 31, 2008, U.S. federal operating loss carryforwards of approximately $16,009,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $4,426,000, federal alternative minimum tax credit carryforwards of $670,000 and federal research and development tax credit carryforwards of $251,000. The net deferred tax asset balance of $14,032,000 at March 28, 2009 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at March 28, 2009 is $1,666,000. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our financial position upon adoption and there have been no material changes through March 28, 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 2009, we had working capital of $20,745,000 compared to $20,929,000 at December 31, 2008. The net decrease in working capital is primarily due to a $1,033,000 increase in the current portion of long term debt and a $484,000 increase in accounts payable, offset by a $1,414,000 increase in inventory levels reflecting the buildup of finished goods, Home Arc Trainers and TV monitor components.

For the three months ended March 28, 2009, we used $2,320,000 of cash flow for operating activities compared to generating $2,296,000 of cash for the three months ended March 29, 2008. The increase in cash used by operating activities is primarily due to a net loss in 2009 compared to the prior period net income, the increase in inventory levels and a decrease in accrued expenses.

Cash used in investing activities of $98,000 during the three months ended March 28, 2009 consisted of purchases of computer hardware and infrastructure of $67,000 and purchases of manufacturing tooling and equipment of $31,000, primarily for the manufacture of new products. Cash used in investing activities of $653,000 during the three months ended March 29, 2008 consisted of purchases of manufacturing tooling and equipment of $366,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $287,000. Capital expenditures for the balance of 2009 are being evaluated and will depend on the sales and profitability levels of the business.

Cash provided by financing activities was $1,785,000 for the three months ended March 28, 2009, consisting primarily of $1,675,000 of borrowings under the Citizens revolving credit loan and the $1,000,000 Wachovia third term loan, offset by $446,000 of term loan repayments and $428,000 for purchases of treasury stock through a repurchase program. Cash used in financing activities was $1,172,000 for the three months ended March 29, 2008, consisting primarily of debt repayments.

We have credit facilities with RBS Citizens, National Association (“Citizens”) and Wachovia Bank, N.A. (“Wachovia”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of $15,000,000 or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. We entered into the Wachovia Loan Agreement in 2007, providing for a term loan to finance the acquisition of machinery and equipment. The Wachovia Loan Agreement was supplemented in 2008 and 2009 to provide additional term loans to finance the acquisition of machinery and equipment. A total of $5,000,000, $1,975,000, and $1,000,000, respectively, was advanced under the initial, second and third Wachovia term loans.

The Citizens revolving line of credit is secured by our accounts receivable and inventory, and matures July 1, 2011. The Citizens real estate loan is secured by a mortgage on the Owatonna facility and matures on July 2, 2014. The Wachovia loans are secured by our equipment. The first Wachovia term loan matures on March 1, 2013, the second term loan matures on January 1, 2014 and the third term loan matures on December 31, 2009.

At March 28, 2009, there were outstanding $1,675,000 in revolving credit loans, a $12,133,000 real estate loan and $6,909,000 in term loans. Availability under the revolving loan fluctuates daily. At March 28, 2009, there was $13,325,000 in unused availability under the working capital revolving loan facility. Our credit facilities include financial covenants. We failed to meet certain of these covenants at March 28, 2009, and obtained a waiver from each lender for the quarter then ended. We expect to be in compliance with all financial covenants for the foreseeable future.

In November 2008, we announced that our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock. There is no requirement that any level of purchases up to the maximum be made under this program, and the timing, amount and cost of any purchase depends upon various factors, including our stock price and market conditions. Through March 28, 2009, 524,400 shares had been repurchased under this program with an aggregate cost to us of $680,000.

We rely upon cash flows from our operations and borrowings under our credit facilities to fund our working capital and capital expenditure requirements. A decline in sales or margins or a failure to remain in compliance with the terms of our credit facilities could result in having insufficient funds for such purposes. We believe that our expected cash flows and the availability under our revolving line of credit are sufficient to fund our general working capital and capital expenditure needs for at least the next 12 months.

As of December 31, 2008, we had approximately $20,435,000 in net operating loss carry forwards, substantially all of which will be available to offset future taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt	$20,717,000	$2,915,000	$5,505,000	$2,764,000	$9,533,000
Interest due including impact of interest rate swaps (a)	5,445,000	1,339,000	2,034,000	1,772,000	300,000
Capital lease obligations (b)	6,000	6,000	—	—	—
Operating lease commitments	945,000	524,000	363,000	58,000	—
Purchase obligations	17,723,000	13,527,000	4,196,000	—	—

	$44,836,000	$18,311,000	$12,098,000	$4,594,000	$9,833,000

(a)	This includes fixed rates of 8.00% and 6.81% per the interest rate swap agreements.
(b)	Includes future interest obligation.

We have agreements with our named executive officers that provide for severance payments to the officer in the event the employee is terminated without cause or, in certain situations, the officer resigns after a change of control. The estimated maximum cash exposure under these agreements, assuming the employment of the officers terminated effective as of December 31, 2008, was $3,095,000. The actual amounts to be paid can only be determined at the time of the executive officer’s separation from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At March 28, 2009, the maximum contingent liability under all recourse provisions was approximately $5,217,000. A reserve for estimated losses under recourse provisions of $985,000 has been recorded based upon historical experience, and is included in accrued liabilities at March 28, 2009.

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

As of December 31, 2008, the Company accrued $5,000,000 for a product liability claim and a corresponding receivable for a liability claim estimated to be recoverable under the Company’s insurance policies. This $5,000,000 accrual was included as a component of other liabilities and the $5,000,000 insurance recoverable was included as a component of other assets at March 28, 2009 and December 31, 2008.

Valuation of deferred tax assets. In 2002, the Company established a full valuation allowance against its net deferred tax assets. On a quarterly basis, management reevaluates the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $5,377,000 in 2007. The net deferred tax asset balance of $14,032,000 at March 28, 2009 represents the amount that management believes is more-likely-than-not to be realized and the remaining valuation allowance at March 28, 2009 is $1,666,000. Management will continue to assess the need for the remaining valuation allowance in future periods. Approximately $36,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $40,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from the disclosure within the Company’s Report on Form 10-K for the year ended December 31, 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

United Leasing, Inc. v. Cybex International, Inc., et al.

See Part I Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2008 for a description of these proceedings. During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting it had provided limited guarantees of certain of the leases at issue.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December  31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to repurchases by the Company of its common shares during the first quarter of 2009:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet be Purchased under Plans or Programs
1/1/09 – 1/31/09	—	—	—	—
2/1/09 – 2/28/09	—	—	—	—
3/1/09 – 3/28/09	404,400	$1.06	404,400	475,600

Totals	404,400	$1.06	404,400	475,600

(1)	On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. This stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On April 23, 2009, the Company and Wachovia Bank, National Association (“Wachovia”) entered into a Loan Modification Agreement dated April 23, 2009, amending and modifying the Loan Agreement dated July 30, 2007 (as theretofore supplemented, the “Loan Agreement”), pursuant to which Wachovia waived the Company’s failure to maintain a financial covenant for the period ended March 28, 2009. The Loan Modification Agreement also amends and modifies the financial covenants contained in the Loan Agreement, expands the collateral provided under the Loan Agreement to include all equipment of the Company, and provides that each Note under the Loan Agreement will bear interest at the rate of LIBOR plus 2.25%. There are no material relationships between the Company or its affiliates and Wachovia or its affiliates, other than in respect to the transactions contemplated by the Loan Agreement, the Loan Modification Agreement and other standard banking arrangements.

On May 4, 2009, RBS Citizens, National Association (“Citizens”) and the Company entered into a Modification Agreement, dated May 4, 2009, amending and modifying the Loan Agreement dated as of October 17, 2006, which provided for a real estate loan advanced in 2007 (as heretofore amended, the “Loan Agreement”), and the Credit Agreement dated July 2, 2008, which provides for a revolving line of credit (as heretofore amended the “Credit Agreement”). Pursuant to the Modification Agreement, Citizens waived the Company’s failure to maintain certain financial covenants for the period ended March 28, 2009. The Modification Agreement also amends and modifies the financial and certain other covenants contained in the Loan Agreement and Credit Agreement, cross-collateralizes the two loan facilities, increases the interest rate on the loan facilities, and limits the ability to include foreign accounts receivable within the borrowing base calculation for the revolving line of credit. There are no material relationships between the Company or its affiliates and Citizens or its affiliates, other than in respect to the transactions contemplated by the Loan Agreement, the Credit Agreement, the Modification Agreement and other standard banking arrangements.

ITEM 6. EXHIBITS

Exhibit 10.1 Loan Modification Agreement dated April 23, 2009, between Wachovia Bank, National Association and Cybex International, Inc.

Exhibit 10.2 Modification Agreement dated May 4, 2009 between RBS Citizens, National Association and Cybex International, Inc.

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

Cybex International, Inc.

	By:	/s/ John Aglialoro
May 5, 2009		John Aglialoro
Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
May 5, 2009		Arthur W. Hicks, Jr.
President, Chief Operating Officer and Chief Financial Officer