Form 10-Q/A
period 2009-03-28
CYBEX INTERNATIONAL INC
filed 2009-06-02
CIK 60876

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

Explanatory Note

Cybex International, Inc. (the “Company”) is filing this Form 10-Q/A as Amendment No. 1 (the “Amendment”) to its quarterly report on Form 10-Q for the period ended March 28, 2009 (the “March 2009 Form 10-Q”), filed with the Securities and Exchange Commission on May 5, 2009, solely for the purpose of replacing the document originally filed as Exhibit 10.2 to the March 2009 Form 10-Q with the document attached hereto as Exhibit 10.2. In addition, the Company is also filling with the Amendment Exhibits 31.1 and 31.2 as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

Except as specifically noted above, this Amendment does not modify or update disclosures in the Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update any disclosures affected by subsequent events.

Part II. Other Information.

Item 6.	Exhibits.

Exhibit 10.1	Loan Modification Agreement dated April 23, 2009, between Wachovia Bank, National Association and Cybex International, Inc., incorporated by reference to Exhibit 10.1 to the March 2009 Form 10-Q.

Exhibit 10.2	Modification Agreement dated May 4, 2009 between RBS Citizens, National Association and Cybex International, Inc. (filed herewith).

Exhibit 31.1	Certification of Chairman and Chief Executive Officer (filed herewith).

Exhibit 31.2	Certification of President, Chief Operating Officer and Chief Financial Officer (filed herewith).

Exhibit 32.1	Statement of Chairman and Chief Executive Officer, incorporated by reference to Exhibit 32.1 to the March 2009 Form 10-Q.

Exhibit 32.2	Statement of President, Chief Operating Officer and Chief Financial Officer, incorporated by reference to Exhibit 32.2 to the March 2009 Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By	/s/ John Aglialoro
June 1, 2009		John Aglialoro
Chairman and Chief Executive Officer

	By	/s/ Arthur W. Hicks, Jr.
June 1, 2009		Arthur W. Hicks, Jr.
President, Chief Operating Officer and Chief
Financial Officer