Form 10-Q
period 2009-06-27
CYBEX INTERNATIONAL INC
filed 2009-08-17
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 27, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

On August 17, 2009, the Registrant had outstanding 17,097,127 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$27,755	$33,136	$56,677	$72,916
Cost of sales	20,610	22,480	41,633	48,088

Gross profit	7,145	10,656	15,044	24,828

Selling, general and administrative expenses	9,072	10,115	18,935	21,640

Operating income (loss)	(1,927)	541	(3,891)	3,188

Interest expense, net	322	278	600	625

Income (loss) before income taxes	(2,249)	263	(4,491)	2,563
Income tax expense (benefit)	(145)	135	(980)	1,117

Net income (loss)	$(2,104)	$128	$(3,511)	$1,446

Basic net income (loss) per share	$(0.12)	$0.01	$(0.20)	$0.08

Diluted net income (loss) per share	$(0.12)	$0.01	$(0.20)	$0.08

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 27, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,119	$1,628
Accounts receivable, net of allowance of $1,172 and $1,215	15,890	18,735
Inventories	12,769	13,465
Prepaid expenses and other	1,164	2,249
Deferred income taxes	4,685	4,685

Total current assets	35,627	40,762
Property, plant and equipment, net	33,896	36,551
Deferred income taxes	9,471	8,698
Other assets	4,995	5,290

	$83,989	$91,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$18,563	$1,882
Accounts payable	5,184	5,965
Accrued expenses	10,090	11,986

Total current liabilities	33,837	19,833
Long-term debt	—	16,606
Other liabilities	8,445	9,411

Total liabilities	42,282	45,850

Commitments (Notes 4 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,832 and 17,813 shares issued	1,783	1,781
Additional paid-in capital	68,572	68,426
Treasury stock, at cost (740 and 329 shares)	(2,955)	(2,503)
Accumulated deficit	(23,321)	(19,810)
Accumulated other comprehensive loss	(2,372)	(2,443)

Total stockholders’ equity	41,707	45,451

	$83,989	$91,301

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(3,511)	$1,446
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,863	2,418
Amortization of deferred financing costs	20	17
Deferred income taxes	(980)	1,001
Stock-based compensation	88	134
Provision for doubtful accounts	132	197
Change in fair value of interest rate swap	(16)	(16)
Change in fair value of foreign currency contract	471	(9)
Changes in operating assets and liabilities:
Accounts receivable	2,583	4,503
Inventories	617	344
Prepaid expenses and other	859	28
Accounts payable, accrued liabilities and other liabilities	(3,098)	(3,264)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28	6,799

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(139)	(2,151)

NET CASH USED IN INVESTING ACTIVITIES	(139)	(2,151)

FINANCING ACTIVITIES:
Repayments of term loans	(925)	(509)
Borrowings under term loans	1,000	224
Repayments of revolving loan	(2,475)	(76,338)
Borrowings under revolving loan	2,475	73,000
Proceeds from exercise of stock options	—	49
Purchase of common stock through repurchase program	(451)	—
Other financing activity payments	(22)	(29)

NET CASH USED IN FINANCING ACTIVITIES	(398)	(3,603)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(509)	1,045

CASH AND CASH EQUIVALENTS, beginning of period	1,628	609

CASH AND CASH EQUIVALENTS, end of period	$1,119	$1,654

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$604	$634
Cash paid for income taxes	42	275
Common stock issued to directors earned in previous period (Note 5)	59	90

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

As further described in Note 7 the Company has classified its debt obligations as current. The Company was not in compliance with certain financial covenants of its credit facilities and has received waivers from the related lenders. Subsequent to the quarter ended June 27, 2009, the Company renegotiated its financial covenants with one lender, RBS Citizens, National Association, and believes that it will remain in compliance, for the foreseeable future, with these financial covenants as modified. The Company is negotiating with its other lender, Wachovia Bank, NA, to amend its financial covenants in a similar manner.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 2009 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. This statement covers financial assets and liabilities, for which the statement became effective for fiscal years beginning after November 15, 2007, as well as nonfinancial assets and liabilities that are not required or permitted to be remeasured to fair value on a recurring basis, for which the statement is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities and there was no impact on its financial position, results of operations or cash flows.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted SFAS No. 165 for the period ended June 27, 2009 and included the appropriate disclosure in Note 14. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 14.1% and 14.5% of consolidated net sales for the three and six months ended June 27, 2009 and 13.1% and 12.9% of consolidated net sales for the three and six months ended June 28, 2008, respectively. Accounts receivable from this customer were $1,610,000 and $1,583,000 at June 27, 2009 and December 31, 2008, respectively. Sales to another customer or its franchisees represented 7.0% and 6.3% of consolidated net sales for the three and six months ended June 27, 2009 and 11.4% and 12.9% of consolidated net sales for the three and six months ended June 28, 2008, respectively. Accounts receivable from that customer and its franchisees were less than $200,000 at June 27, 2009 and December 31, 2008. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

There was no single geographic area of significant concentration other than the U.S. Sales outside of North America represented 27% of consolidated net sales for the three and six months ended June 27, 2009 and 28% and 27% of consolidated net sales for the three and six months ended June 28, 2008, respectively. No single foreign country accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At June 27, 2009, the maximum contingent liability under all recourse and guarantee provisions was $5,212,000. A reserve for estimated losses under recourse provisions of $965,000 and $885,000 has been recorded based on historical experience and review of specific leases in default, and is included in accrued expenses at June 27, 2009 and December 31, 2008, respectively.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $61,000 and $62,000 at June 27, 2009 and December 31, 2008, respectively, in accordance with FIN 45 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

The following table sets forth the change in the liability for product warranties during the six months ended June 27, 2009:

Balance as of January 1, 2009	$4,208,000
Payments made under product warranties	(2,725,000)
Accrual for product warranties issued	2,534,000

Balance as of June 27, 2009	$4,017,000

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

For the three months ended June 27, 2009, the Company recorded stock-based compensation expense of $44,000 consisting of expenses related to stock options ($42,000) and stock to be issued to directors ($2,000). For the six months ended June 27, 2009, the Company recorded stock-based compensation expense of $88,000, consisting of expenses related to stock options ($83,000) and stock to be issued to directors ($5,000). For the three months ended June 28, 2008, the Company recorded stock-based compensation expense of $67,000, consisting of expenses related to stock options ($42,000) and stock to be issued to directors ($25,000). For the six months ended June 28, 2008, the Company recorded stock-based compensation expense of $134,000, consisting of expenses related to stock options ($84,000) and stock to be issued to directors ($50,000).

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

A summary of the status of the Company’s stock option plans as of June 27, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2009	674,375	$2.80
Granted	30,000	1.62
Exercised	—	—
Forfeited	—	—

Outstanding at June 27, 2009	704,375	$2.75	4.61	$—

Options exercisable at June 27, 2009	547,625	$2.32	3.46	$—

Options expected to vest at June 27, 2009	692,615	$2.73	4.54	$—

The intrinsic value of options exercised in the three months ended June 27, 2009 and June 28, 2008 was $0 and $47,000, respectively. The intrinsic value of options exercised in the six months ended June 27, 2009 and June 28, 2008 was $0 and $106,000, respectively.

As of June 27, 2009, there was $403,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.4 years.

At June 27, 2009, there are 791,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provided that each nonemployee director received 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock could be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers resulted in expense based on the fair market value of such shares. The January 2009 issuance of shares under the 2002 Plan, which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation. During the quarter ended March 28, 2009, the Company issued 18,270 shares of common stock to the directors, which had a fair value of $59,000, related to director’s fees earned in 2008, which were included in accrued expenses at December 31, 2008. The Company recorded stock-based compensation expense of $22,000 and $45,000 for three months and six months ended June 28, 2008, respectively for common stock issuable to the directors for 2008 services, which was included in accrued expenses at June 28, 2008 and was issued in 2009. During the quarter ended March 29, 2008, the Company issued 16,158 shares of common stock to the directors, which had a fair value of $90,000, related to director’s fees earned in 2007, which were included in accrued expenses at December 31, 2007.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	June 27, 2009	December 31, 2008
Raw materials	$6,926,000	$7,434,000
Work in process	3,113,000	3,140,000
Finished goods	2,730,000	2,891,000

	$12,769,000	$13,465,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 27, 2009	December 31, 2008
Citizens real estate loan	$12,003,000	$12,263,000
Wachovia term loans	6,560,000	6,225,000

	18,563,000	18,488,000
Less – current portion	(18,563,000)	(1,882,000)

	$—	$16,606,000

The Company’s debt obligations have been reclassified as of June 27, 2009 as current liabilities due to uncertainties as to its ability to remain in compliance with its bank financial covenants. Subsequent to the end of the quarter ended June 27, 2009, the Company renegotiated its financial covenants with one lender, RBS Citizens, National Association, and believes that it will remain in compliance, for the foreseeable future, with these financial covenants as modified. The Company is negotiating with its other lender, Wachovia Bank, NA, to amend its financial covenants in a similar manner.

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement dated as of October 17, 2006 (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The loan is secured by the Owatonna real estate and is cross-collateralized by the Company’s accounts receivable and inventory.

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

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. The revolving line of credit is available to July 1, 2011 and is secured by the Company’s accounts receivable and inventory. Availability under the revolving loan fluctuates daily based on the borrowing base. At June 27, 2009, there was $5,000,000 unused availability under the revolving line of credit as amended as described below. The Company believes that the availability under the revolving line of credit together with the Company’s anticipated cash flows are sufficient to fund its general working capital and capital expenditure needs for at least the next 12 months.

Prior to April 1, 2009, the Citizens revolving line of credit bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. Prior to April 1, 2009, the Citizens real estate loan bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. Prior to April 1, 2009, the Wachovia initial and second term loans bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these term loans bore interest at LIBOR plus 2.25%. The third term loan from Wachovia bore interest at LIBOR plus 2.25%. After June 30, 2009, the Wachovia term loans will bear interest at LIBOR plus 3.5%. LIBOR was 0.31% at June 27, 2009.

The average outstanding revolving loan balance for the six months ended June 27, 2009 and June 28, 2008 was $1,430,000 and $698,000, respectively, and the weighted average interest rate was 1.67% and 5.48%, respectively. Interest expense on the revolving loans was $22,000 and $20,000 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $33,000 and $60,000 for the six months ended June 27, 2009 and June 28, 2008, respectively. Interest expense on the Wachovia term loans was $79,000 and $78,000 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $147,000 and $138,000 for the six months ended June 27, 2009 and June 28, 2008, respectively. Interest expense on the Citizens real estate loan was $231,000 and $225,000 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $445,000 and $448,000 for the six months ended June 27, 2009 and June 28, 2008, respectively.

The Citizens and Wachovia credit facilities require the Company to maintain certain financial covenants, such as maintaining a minimum debt service coverage ratio and a maximum leverage ratio. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were in each case waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wachovia amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the two Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. The Company believes that it will remain in compliance, for the foreseeable future, with the Citizens financial covenants, as modified by the most recent amendment. The Company is negotiating with Wachovia to amend the Wachovia financial covenants in a similar manner.

The Company’s credit agreements contain cross default provisions to each other.

At June 27, 2009 long-term debt maturities are as follows:

Remainder of 2009	$1,957,000
2010	1,915,000
2011	1,915,000
2012	1,915,000
2013	1,165,000
Thereafter	9,696,000

18,563,000
Less current maturities of long-term debt	(2,915,000)

$15,648,000

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates and interest rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Foreign currency forward contracts are utilized to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling, while its purchases of inventory from the Company are paid in US dollars. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”; accordingly changes in their fair value are recognized in selling, general and administrative expense in the consolidated statement of operations. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. These agreements are currently designated as cash flow hedges, therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss.

In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $290,000 each month. In November, 2007, the Company entered into a series of 13 monthly forward contracts that began on May 30, 2008, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $309,000 each month. This agreement was amended February 9, 2009 whereby the existing contract ended February 27, 2009. In February 2009, the Company entered into a series of 10 monthly forward contracts that began on March 31, 2009, whereby the Company pays a bank 130,000 British Sterling and the bank pays the Company $213,512 each month.

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 6.95%, from April 1, 2009 to June 30, 2009 equaled 8.00% and after June 30, 2009 throughout the duration of the loan equals 8.25% or 8.75% rate based on a performance grid. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The change in fair value of the swap resulted in income of $289,000 for the six months ended June 30, 2007. Effective June 27, 2007, the Company designated the interest rate swap as a derivative hedging instrument and, accordingly, changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive loss.

In November 2007, the Company entered into a forward starting interest rate swap agreement with Wachovia, which commenced on March 3, 2008, which is intended to hedge the initial LIBOR-based Wachovia term loan. The notional amount of the swap amortizes based on the same amortization schedule as the initial Wachovia term loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 5.76% or 6.01% rate based on a performance grid, and from April 1, 2009 to June 30, 2009 equaled 6.81% and after June 30, 2009 equals a 8.06% rate throughout the duration of the swap. The swap and interest payments on the debt settle monthly. The term loan matures March 1, 2013 and the swap matures on March 1, 2011. There was no initial cost of the interest rate swap. The Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” on January 1, 2009, and has included the expanded disclosures required by that statement.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value		Balance Sheet Location	Fair Value		Balance Sheet Location
	June 27, 2009	December 31, 2008		June 27, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swap agreements	$—	$—	—	$1,764,000	$2,304,000	Other Liabilities
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	$—	$462,000	Prepaid expenses and other	$9,000	$—	Prepaid expenses and other

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended June 27, 2009 and June 28, 2008, respectively:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax
	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Interest rate swap agreements	$190,000	$450,000	$318,000	$76,000

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Interest rate swap agreements	$(201,000)	$(121,000)	$(402,000)	$(193,000)

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized In Income on Derivatives
	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Foreign currency forward contracts	$(282,000)	$(17,000)	$(471,000)	$9,000	Selling, general and administrative expenses

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued in accordance with SFAS No. 157.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of June 27, 2009.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $105,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, capital leases, long-term debt and derivative instruments (discussed below). The carrying values of cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments (including the capital leases) that are outstanding as of June 27, 2009 and December 31, 2008, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

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

	Fair Value Measurements at June 27, 2009
	Balance at June 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contract liabilities	$9,000	—	$9,000	—

Interest rate swap liabilities	$1,764,000	—	$1,764,000	—

The valuation of the foreign currency forward contracts and interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at June 27, 2009.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. The Company intends to purchase shares of its stock in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. This repurchase program does not have an expiration date. For the six months ended June 27, 2009, the Company purchased 411,200 shares for $447,552 pursuant to this program. Through June 27, 2009, 531,200 shares had been repurchased under this program with an aggregate cost of $703,000. Pursuant to its credit facilities, the Company is currently restricted in making further purchases of its shares.

At June 27, 2009, there are 1,503,625 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Warrants:

At June 27, 2009, warrants to purchase 8,250 shares of common stock at $.10 per share were outstanding which expire on August 4, 2009.

Comprehensive Income (loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income (loss)	$(2,104,000)	$128,000	$(3,511,000)	$1,446,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(214,000)	(3,000)	(247,000)	1,000
Change in fair value of hedges (net of tax) (1)	190,000	450,000	318,000	76,000

Comprehensive income (loss)	$(2,128,000)	$575,000	$(3,440,000)	$1,523,000

(1)	Net of income tax expense of $123,000 and $293,000 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $207,000 and $59,000 for the six months ended June 27, 2009 and June 28, 2008, respectively.

The following summarizes the components of accumulated other comprehensive loss at June 27, 2009 and December 31, 2008:

	June 27, 2009	December 31, 2008
Cumulative translation adjustment	$(1,398,000)	$(1,151,000)
Change in fair value of hedges (net of tax) (2)	(974,000)	(1,292,000)

Total	$(2,372,000)	$(2,443,000)

(2)	Net of deferred income tax asset of $634,000 and $501,000 at June 27, 2009 and December 31, 2008, respectively.

NOTE 11 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Shares used in computing basic net income (loss) per share	17,093,000	17,388,000	17,255,000	17,377,000
Dilutive effect of options and warrants	—	331,000	—	336,000

Shares used in computing diluted net income (loss) per share	17,093,000	17,719,000	17,255,000	17,713,000

For the three and six months ended June 27, 2009, options to purchase 704,375 shares of common stock at exercise prices ranging from $1.20 to $7.37 per share were outstanding but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive. For the three and six months ended June 28, 2008, options to purchase 214,000 and 186,000 shares of common stock at exercise prices ranging from $4.06 to $7.31 per share and $4.31 to $7.31 per share were outstanding but were not included in the calculation of diluted net income (loss) per share as the result would be anti-dilutive.

NOTE 12 — CONTINGENCIES

Litigation

United Leasing, Inc. v. Cybex International, Inc., et al.

The Company on February 25, 2009 was served with an Amended Complaint which added the Company and its wholly owned subsidiary, Cybex Capital Corp. (collectively with the Company referred to herein as Cybex), as additional defendants in this action originally venued in the Circuit Court for Williamson County, State of Tennessee. The plaintiff, United Leasing, Inc., provided a series of lease financings for the sale of Cybex equipment primarily by an independent dealer, also a defendant in the action. The plaintiff alleges that it was induced to finance in excess of the purchase price for the equipment due to alleged rebates made by the independent dealer to the purchaser/lessee which has since entered bankruptcy. Cybex provided limited guarantees of certain of the leases, and the plaintiff now asserts that Cybex participated in the alleged rebates. The Amended Complaint included claims for breach of contract, conversion, intentional/fraudulent misrepresentation, fraudulent concealment and civil conspiracy. The plaintiff seeks from Cybex an unspecified amount of compensatory and punitive damages, including repurchase of the leases; damages in the amount of the alleged rebates, stated to be at least $350,000; payment of the lease guarantees, stated to be at least $365,000 plus one-half of the remaining balance of one lease; and interest, costs and counsel fees.

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting it had provided limited guarantees of certain of the leases at issue. While Cybex has asserted that the plaintiff’s acts and omissions have relieved Cybex of liability under the lease guarantees, a reserve for the estimated amount of the guarantee obligation is included in accrued expenses at June 27, 2009, should it be determined that Cybex remains responsible thereunder.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Product Liability

As of December 31, 2008, the Company accrued $5,000,000 for a product liability claim and a corresponding receivable for a liability claim estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the Company reviews the product liability claim and corresponding receivable. As of June 27, 2009, the balance was reduced to $4,662,000. This accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at June 27, 2009 and December 31, 2008.

NOTE 13 — INCOME TAXES

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, reevaluates the need for this valuation in accordance with SFAS No. 109, “Accounting for Income Taxes,” based upon the existence of various factors. Based on this re-evaluation, the Company reduced the valuation allowance by $5,377,000 in 2007. For the six months ended June 27, 2009 and June 28, 2008, an income tax provision (benefit) of (21.8%) and 43.6% of income (loss) before taxes was recorded, totaling ($980,000) and $1,117,000, respectively.

At December 31, 2008, U.S. federal net operating loss carry forwards of approximately $16,009,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carry forwards of $4,426,000, which have an unlimited life, federal alternative minimum tax credit carry forwards of $670,000, which do not expire, and federal research and development tax credit carry forwards of $251,000, which began to expire in 2009 and various net operating loss and credit carry forwards for state tax purposes. The U.S. federal operating loss carry forwards begin to expire in 2020.

Approximately $36,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $41,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carry forwards and credits is primarily cumulative book versus tax differences related to various expenses.

The net deferred tax asset balance of $14,156,000 at June 27, 2009 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at June 27, 2009 is $1,680,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There was no impact on the Company’s financial position upon adoption and there have been no material changes through June 27, 2009.

NOTE 14 — SUBSEQUENT EVENTS

As discussed in Note 2, Recent Accounting Pronouncements, the Company adopted the requirements of SFAS No. 165 and has evaluated subsequent events from June 27, 2009 to August 17, 2009. There were no subsequent events required to be recognized or disclosed in the financial statements.

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

Commencing with the fourth quarter of 2008, our net sales have declined compared to the corresponding period of the prior year, with net sales in the first and second quarter of 2009 about 27% and 16%, respectively, below net sales in the corresponding 2008 periods. We believe that this sales decline largely reflects our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

While we cannot be certain how long these conditions will persist or the extent that these conditions will affect our financial performance, we expect sales to continue to be negatively impacted by the economy. We further expect that sales will rebound as the economy recovers.

We have taken various steps to reduce expenses in response to the decline in our sales. These steps have included a first quarter 2009 work force reduction of about 5% and a second quarter 2009 wage reduction of 3% or 5% for all employees, to remain in place while sales continue at a reduced level. In addition, at the request of our outside Board members, a corresponding 5% reduction in director fees will be in effect during the period of the employee wage reduction. We intend to monitor general economic conditions and our sales performance and, if warranted, may effect further cost saving measures during the year.

We failed to meet certain financial covenants contained in our credit facilities at March 28 and June 27, 2009. While we obtained waivers from each lender for the quarters then ended, our bank debt obligations have been reclassified as current liabilities on our June 27, 2009 balance sheet due to uncertainties as to our ability to remain in compliance in the future with these financial covenants. We have renegotiated our financial covenants with one lender. We believe that we will remain in compliance, for the foreseeable future, with these financial covenants and are negotiating with our other lender to amend its financial covenants in a similar manner.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict product demand and other related matters and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

NET SALES

Our net sales decreased $5,381,000, or 16%, to $27,755,000 for the second quarter of 2009 from $33,136,000 for the second quarter of 2008. For the six months ended June 27, 2009, net sales decreased $16,239,000, or 22%, to $56,677,000 from $72,916,000 compared to the same period in 2008. For the second quarter of 2009, sales of cardiovascular products decreased $1,194,000, or 7%, to $15,837,000 and sales of strength products decreased $3,513,000, or 27%, to $9,298,000 along with decreased freight, parts and other sales of $674,000 or 21%, to $2,620,000 compared to the same period in 2008. For the six months ended June 27, 2009, sales of cardiovascular products decreased $6,141,000, or 17%, to $31,068,000 and sales of strength products decreased $9,304,000, or 32%, to $19,560,000 along with decreased freight, parts and other sales of $794,000 or 12%, to $6,049,000 compared to the same period in 2008. The sales decline was generally throughout our product offerings and was reflective of economic conditions, generally and in the fitness industry.

GROSS MARGIN

Gross margin for the second quarter of 2009 decreased by 6.5% to 25.7% from 32.2% for the same period in 2008. The decrease was caused primarily by higher warranty expense (2.2%), higher overhead as a percentage of sales due to lower volumes (0.7%) and the balance due to higher material costs as a percentage of sales due to mix and higher costs.

Gross margin for the six months ended June 27, 2009 decreased by 7.6% to 26.5% from 34.1% for the same period in 2008. The decrease was caused primarily by higher warranty expense (1.3%), higher overhead as a percentage of sales due to lower volumes (1.4%) and the balance due to higher material costs as a percentage of sales due to mix and higher costs.

The price of steel, a major component of our products, fluctuates from time to time. Prices for steel were higher during the first six months of 2009 when compared to the corresponding period of 2008. The price of steel started to decline during the second quarter of 2009, a trend we expect to continue during the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $1,043,000, or 10%, to $9,072,000 in the second quarter of 2009 compared to $10,115,000 in the second quarter of 2008, predominantly due to a decrease in domestic and international selling and marketing expenses ($694,000) and a decrease in product development costs ($667,000). For the six months ended June 27, 2009, selling, general and administrative expenses decreased by $2,705,000, or 13%, to $18,935,000 compared to $21,640,000 for the comparable period in 2008, predominantly due to a decrease in product development costs ($1,443,000) and a decrease in domestic and international selling and marketing expenses ($1,235,000). In response to economic conditions we have effectuated various cost reductions. We expect that these steps will result in selling, general and administrative expenses continuing at a reduced level for the balance of 2009. Selling, general and administrative expenses represented 33% of sales for the three and six months ended June 27, 2009 and 31% and 30% of sales for the three and six months ended June 28, 2008, respectively.

NET INTEREST EXPENSE

Net interest expense increased by $44,000 in the second quarter of 2009 compared to the corresponding period of 2008 due to higher debt balances offset by lower rates and less capitalized interest in 2009. For the six months ended June 27, 2009, net interest expense decreased by $25,000 primarily due to lower rates and less capitalized interest in 2009.

INCOME TAXES

We recorded an income tax expense (benefit) of ($145,000) and ($980,000) for the three and six months ended June 27, 2009, respectively and $135,000 and $1,117,000 for the three and six months ended June 28, 2008, respectively. In 2002, we established a valuation allowance against all of our deferred tax assets. On a quarterly basis, we reevaluate the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $5,244,000 effective September 29, 2007. The effective tax rate (benefit) was (21.8%) and 43.6% for the six months ended June 27, 2009 and June 28, 2008, respectively. The low tax benefit rate is primarily due to non-deductible foreign losses representing a high percentage of our results for the year. Actual cash outlays for taxes continue to be reduced by the available operating loss carry forwards.

As of December 31, 2008, U.S. federal operating loss carryforwards of approximately $16,009,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $4,426,000, federal alternative minimum tax credit carryforwards of $670,000 and federal research and development tax credit carryforwards of $251,000. The net deferred tax asset balance of $14,156,000 at June 27, 2009 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at June 27, 2009 is $1,680,000. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our financial position upon adoption and there have been no material changes through June 27, 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 2009, we had working capital of $1,790,000 compared to $20,929,000 at December 31, 2008. The net decrease in working capital is primarily due to re-characterization of our bank debt as current liabilities, due to questions of our ability to continue to meet our bank financial covenants, and a $2,845,000 decrease in accounts receivable, offset in part by a $1,896,000 decrease in accrued expenses.

For the six months ended June 27, 2009, we generated $28,000 of cash from operating activities compared to $6,799,000 for the six months ended June 28, 2008. The decrease in cash provided by operating activities is primarily due to a net loss in 2009 compared to the prior period net income, and a smaller decrease in accounts receivable in 2009 than in the corresponding period of 2008.

Cash used in investing activities of $139,000 during the six months ended June 27, 2009 consisted of purchases of manufacturing tooling and equipment of $70,000, primarily for the manufacture of new products and purchases of computer hardware and infrastructure of $69,000. Cash used in investing activities during the six months ended June 28, 2008 consisted of purchases of manufacturing tooling and equipment of $1,293,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $858,000. Capital expenditures for the balance of 2009 are being evaluated and will depend on the sales and profitability levels of the business.

Cash used in financing activities was $398,000 for the six months ended June 27, 2009, consisting primarily of $925,000 of term loan repayments and $451,000 for purchases of treasury stock through a repurchase program offset by a $1,000,000 Wachovia term loan. Cash used in financing activities was $3,603,000 for the six months ended June 28, 2008, consisting primarily of debt repayments.

We have credit facilities with RBS Citizens, National Association (“Citizens”) and Wachovia Bank, N.A. (“Wachovia”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. We entered into the Wachovia Loan Agreement in 2007, providing for a term loan to finance the acquisition of machinery and equipment. The Wachovia Loan Agreement was supplemented in 2008 and 2009 to provide additional term loans to finance the acquisition of machinery and equipment. A total of $5,000,000, $1,975,000, and $1,000,000, respectively, was advanced under the initial, second and third Wachovia term loans.

The Citizens revolving line of credit is secured by our accounts receivable and inventory, and matures July 1, 2011. The Citizens real estate loan is secured by a mortgage on the Owatonna facility, is cross -collateralized by our accounts receivable and inventory and matures on July 2, 2014. The Wachovia loans are secured by our equipment. The first Wachovia term loan matures on March 1, 2013, the second term loan matures on January 1, 2014 and the third term loan matures on December 31, 2009.

At June 27, 2009, there were no revolving credit loans, a $12,003,000 real estate loan and $6,560,000 in term loans. Availability under the revolving loan fluctuates daily. At June 27, 2009, there was $5,000,000 in unused availability under the working capital revolving loan facility, as modified by the most recent amendment to the Citizens Credit Agreement.

Our credit facilities include financial covenants. We failed to meet certain of these covenants at March 28 and June 27, 2009, and obtained waivers from each lender for the quarters then ended. We believe that we will remain in compliance, for the foreseeable future, with the Citizens financial covenants, as modified by the most recent amendment. We are negotiating with Wachovia to amend the Wachovia financial covenants in a similar manner.

In November 2008, we announced that our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock. There is no requirement that any level of purchases up to the maximum be made under this program, and the timing, amount and cost of any purchase depends upon various factors, including our stock price and market conditions. Through June 27, 2009, 531,200 shares had been repurchased under this program with an aggregate cost to us of $703,000. Pursuant to our credit facilities, we are currently restricted in making further purchases of our shares.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$18,563,000	$2,915,000	$3,830,000	$2,415,000	$9,403,000
Interest due including impact of interest rate swaps (a)	5,064,000	1,276,000	2,101,000	1,623,000	64,000
Operating lease commitments	875,000	506,000	316,000	53,000	—
Purchase obligations	16,793,000	13,634,000	3,159,000	—	—

	$41,295,000	$18,331,000	$9,406,000	$4,091,000	$9,467,000

(a)	This includes fixed rates of 8.75% and 8.06% per the interest rate swap agreements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At June 27, 2009, the maximum contingent liability under all recourse provisions was approximately $5,212,000. A reserve for estimated losses under recourse provisions of $965,000 has been recorded based upon historical experience and review of specific leases in default, and is included in accrued liabilities at June 27, 2009.

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

As of December 31, 2008, the Company accrued $5,000,000 for a product liability claim and a corresponding receivable for a liability claim estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the company reviews the product liability claim and corresponding receivable. As of June 27, 2009, the balance was reduced to $4,662,000. This accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at June 27, 2009 and December 31, 2008.

Valuation of deferred tax assets. In 2002, the Company established a full valuation allowance against its net deferred tax assets. On a quarterly basis, management reevaluates the need for this valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $5,377,000 in 2007. The net deferred tax asset balance of $14,156,000 at June 27, 2009 represents the amount that management believes is more-likely-than-not to be realized and the remaining valuation allowance at June 27, 2009 is $1,680,000. Management will continue to assess the need for the remaining valuation allowance in future periods. Approximately $36,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $41,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carry forwards and credits is primarily book versus tax differences of various expenses. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

United Leasing, Inc. v. Cybex International, Inc., et al.

See Part I Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2008 and Part II Item 1 of the Company’s Report on Form 10-Q for the quarter ended March 28, 2009 for a description of these proceedings.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December 31, 2008, with the exception that the following should be added to the end of the section thereof captioned “We carry debt”:

We failed to meet certain financial covenants contained in our credit facilities at March 28 and June 27, 2009. While we obtained waivers from each lender for the quarters then ended, our bank debt obligations have been reclassified as current liabilities on our June 27, 2009 balance sheet due to uncertainties as to our ability to remain in compliance in the future with these financial covenants. We have renegotiated our financial covenants with one lender. We believe that we will remain in compliance, for the foreseeable future, with these financial covenants and are negotiating with our other lender to amend its financial covenants in a similar manner. A failure to remain in compliance with our credit facilities could result in a number of consequences, such as our lenders requiring all indebtedness to be paid or our revolving lender having no obligation to extend further revolving loans, which could have a material adverse effect on our business, prospects or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to repurchases by the Company of its common shares for the three months ended June 27, 2009:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet be Purchased under Plans or Programs (1)
3/29/09 - 4/25/09	4,800	$1.01	4,800	470,800
4/26/09 - 5/23/09	2,000	1.09	2,000	468,800
5/24/09 - 6/27/09	—	—	—	468,800

Totals	6,800	$1.03	6,800	468,800

(1)    On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. This stock repurchase program does not have an expiration date. Pursuant to its credit facilities, the Company is currently restricted in making further purchases of its shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on May 6, 2009. At the meeting, action was taken on the following matter:

John Aglialoro, Jerry Lee, and Milton Leontiades were elected as directors of the Company. The terms of office of James H. Carll, Joan Carter, Arthur W. Hicks, Jr., John McCarthy and Harvey Morgan continued after the meeting.

The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

	Shares Voted For	Shares Voted Against	Shares Withheld	Abstention/ Broker Non-Votes
1. Election of Directors
John Aglialoro	14,683,870	—	1,010,952	—
Jerry Lee	15,413,356	—	281,466	—
Milton Leontiades	15,437,936	—	256,866	—

ITEM 5.	OTHER INFORMATION

On July 28, 2009, the Company and Wachovia Bank, National Association (“Wachovia”) entered into a Loan Modification Agreement dated July 28, 2009, amending and modifying the Loan Agreement dated July 30, 2007 (as theretofore supplemented and amended, the “Loan Agreement”), pursuant to which Wachovia waived the Company’s failure to maintain certain financial covenants for the period ended June 27, 2009. The Loan Modification Agreement also provides that each Note under the Loan Agreement will bear interest at the rate of LIBOR plus 3.5%. There are no material relationships between the Company or its affiliates and Wachovia or its affiliates, other than in respect to the transactions contemplated by the Loan Agreement, the Loan Modification Agreement and other standard banking arrangements.

On August 13, 2009, the Company and RBS Citizens, National Association (“Citizens”) entered into a Modification Agreement, dated August 13, 2009, amending and modifying the Loan Agreement dated as of October 17, 2006, which provided for a real estate loan advanced in 2007 (as heretofore amended, the “Loan Agreement”), and the Credit Agreement dated July 2, 2008, which provides for a revolving line of credit (as heretofore amended, the “Credit Agreement”). Pursuant to the Modification Agreement, Citizens waived the Company’s failure to maintain certain financial covenants for the period ended June 27, 2009. The Modification Agreement also amends and modifies the financial and certain other covenants contained in the Loan Agreement and Credit Agreement, and changes the interest rate on the loans to LIBOR plus 2.5% to 3.0% based on a performance grid, and modifies the line of credit by providing a ceiling of $10,000,000 which is reduced by a $5,000,000 liquidity reserve. There are no material relationships between the Company or its affiliates and Citizens or its affiliates, other than in respect to the transactions contemplated by the Loan Agreement, the Credit Agreement, the Modification Agreement and other standard banking arrangements.

ITEM 6.	EXHIBITS

(a)	Exhibit 31.1	–	Certification of Chairman and Chief Executive Officer.

	Exhibit 31.2	–	Certification of President, Chief Operating Officer and Chief Financial Officer.

	Exhibit 32.1	–	Statement of Chairman and Chief Executive Officer.

	Exhibit 32.2	–	Statement of President, Chief Operating Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
August 17, 2009		John Aglialoro
Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
August 17, 2009		Arthur W. Hicks, Jr.
President, Chief Operating Officer and Chief Financial Officer