Form 10-Q
period 2009-09-26
CYBEX INTERNATIONAL INC
filed 2009-11-03
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 26, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

On November 3, 2009, the Registrant had outstanding 17,097,127 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$28,986	$35,753	$85,662	$108,669
Cost of sales	19,829	24,202	61,461	72,290

Gross profit	9,157	11,551	24,201	36,379

Selling, general and administrative expenses	8,997	10,600	27,932	32,240

Operating income (loss)	160	951	(3,731)	4,139

Interest expense, net	307	306	907	931

Income (loss) before income taxes	(147)	645	(4,638)	3,208
Income tax expense (benefit)	(228)	305	(1,208)	1,422

Net income (loss)	$81	$340	$(3,430)	$1,786

Basic net income (loss) per share	$0.00	$0.02	$(0.20)	$0.10

Diluted net income (loss) per share	$0.00	$0.02	$(0.20)	$0.10

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 26, 2009	December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,169	$1,628
Accounts receivable, net of allowance of $1,314 and $1,215	17,449	18,735
Inventories	12,502	13,465
Prepaid expenses and other	1,358	2,249
Deferred income taxes	4,685	4,685

Total current assets	37,163	40,762
Property, plant and equipment, net	32,759	36,551
Deferred income taxes	9,735	8,698
Other assets	4,949	5,290

	$84,606	$91,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,915	$1,882
Accounts payable	4,324	5,965
Accrued expenses	11,087	11,986

Total current liabilities	18,326	19,833
Long-term debt	15,920	16,606
Other liabilities	8,477	9,411

Total liabilities	42,723	45,850

Commitments (Notes 4 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,837 and 17,813 shares issued	1,784	1,781
Additional paid-in capital	68,617	68,426
Treasury stock, at cost (740 and 329 shares)	(2,955)	(2,503)
Accumulated deficit	(23,240)	(19,810)
Accumulated other comprehensive loss	(2,323)	(2,443)

Total stockholders’ equity	41,883	45,451

	$84,606	$91,301

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(3,430)	$1,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,199	3,647
Amortization of deferred financing costs	31	26
Deferred income taxes	(1,244)	1,319
Stock-based compensation	134	201
Provision for doubtful accounts	250	412
Change in fair value of interest rate swap	(23)	(23)
Change in fair value of foreign currency contract	437	(152)
Changes in operating assets and liabilities:
Accounts receivable	977	1,681
Inventories	902	(265)
Prepaid expenses and other	788	115
Accounts payable, accrued liabilities and other liabilities	(2,920)	(412)

NET CASH PROVIDED BY OPERATING ACTIVITIES	101	8,335

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(434)	(5,426)

NET CASH USED IN INVESTING ACTIVITIES	(434)	(5,426)

FINANCING ACTIVITIES:
Repayments of term loans	(1,403)	(889)
Borrowings under term loans	1,000	224
Repayments of revolving loan	(2,675)	(78,384)
Borrowings under revolving loan	3,425	76,992
Proceeds from exercise of stock options	—	91
Purchase of common stock through repurchase program	(451)	—
Other financing activity payments	(22)	(45)

NET CASH USED IN FINANCING ACTIVITIES	(126)	(2,011)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(459)	898

CASH AND CASH EQUIVALENTS, beginning of period	1,628	609

CASH AND CASH EQUIVALENTS, end of period	$1,169	$1,507

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$954	$955
Cash paid for income taxes	43	239
Common stock issued to directors earned in previous period (Note 5)	59	90

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 2009 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. This guidance covers financial assets and liabilities, for which the guidance became effective for fiscal years beginning after November 15, 2007, as well as nonfinancial assets and liabilities that are not required or permitted to be remeasured to fair value on a recurring basis, for which the guidance is effective for fiscal years beginning after November 15, 2008. The Company adopted ASC 820 on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities and there was no impact on its financial position, results of operations or cash flows. See Notes 8 and 9 for the disclosures required by this accounting pronouncement.

In March 2008, the FASB issued guidance codified in ASC Topic 815, Derivatives and Hedging (“ASC 815”), “Disclosures about Derivative Instruments and Hedging Activities”. The new guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. The Company adopted guidance included in ASC 815 on January 1, 2009 and included the appropriate disclosures in Note 8. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2009, the FASB issued guidance codified in ASC Topic 855, “Subsequent Events”, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted guidance included in ASC 855 for the period ended June 27, 2009 and has included the appropriate disclosure in Note 14. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Effective September 26, 2009, the Company adopted Accounting Standards Update No. 2009-01, “Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles,” (ASU 2009-01). ASU 2009-01 is not expected to change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized database. All other accounting literature excluded from ASU 2009-01 will be considered nonauthoritative. All references to authoritative accounting literature have been made in accordance with ASU 2009-01.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 15.1% and 14.7% of consolidated net sales for the three and nine months ended September 26, 2009 and 12.5% and 12.8% of consolidated net sales for the three and nine months ended September 27, 2008, respectively. Accounts receivable from this customer were $1,840,000 and $1,583,000 at September 26, 2009 and December 31, 2008, respectively. Sales to another customer or its franchisees represented 8.1% and 6.9% of consolidated net sales for the three and nine months ended September 26, 2009 and 12.9% and 12.2% of consolidated net sales for the three and nine months ended September 27, 2008, respectively. Accounts receivable from that customer and its franchisees were less than $200,000 at September 26, 2009 and December 31, 2008. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

There was no single geographic area of significant concentration other than the U.S. Sales outside of North America represented 33% and 29% of consolidated net sales for the three and nine months ended September 26, 2009 and 29% and 27% of consolidated net sales for the three and nine months ended September 27, 2008, respectively. No single foreign country accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At September 26, 2009, the maximum contingent liability under all recourse and guarantee provisions was $5,738,000. A reserve for estimated losses under recourse provisions of $1,067,000 and $885,000 has been recorded based on historical experience and review of specific leases in default, and is included in accrued expenses at September 26, 2009 and December 31, 2008, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $71,000 and $62,000 at September 26, 2009 and December 31, 2008, respectively, for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, then it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, the Company provides a warranty on its products for labor of one year and for parts ranging from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change.

The following table sets forth the change in the liability for product warranties during the nine months ended September 26, 2009:

Balance as of January 1, 2009	$4,208,000
Payments made under product warranties	(3,754,000)
Accrual for product warranties issued	3,578,000

Balance as of September 26, 2009	$4,032,000

NOTE 5 — STOCK-BASED COMPENSATION

The Company records stock-based compensation to recognize the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. The Company measures the cost of employee services received in exchange for an award based on the grant date fair value of the award.

For the three months ended September 26, 2009, the Company recorded stock-based compensation expense of $46,000 consisting of expenses related to stock options ($43,000) and stock issued to directors ($3,000). For the nine months ended September 26, 2009, the Company recorded stock-based compensation expense of $134,000, consisting of expenses related to stock options ($126,000) and stock issued to directors ($8,000). For the three months ended September 27, 2008, the Company recorded stock-based compensation expense of $67,000, consisting of expenses related to stock options ($41,000) and stock issued to directors ($26,000). For the nine months ended September 27, 2008, the Company recorded stock-based compensation expense of $201,000, consisting of expenses related to stock options ($125,000) and stock issued to directors ($76,000).

Cybex’s 2005 Omnibus Incentive Plan (the “Omnibus Plan”) is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company reserved 1,000,000 shares of common stock for issuance pursuant to the Omnibus Plan. A registration statement was filed for the Omnibus Plan and the Company provides newly-issued shares of registered common stock upon the exercise of options and upon stock grants under the Omnibus Plan.

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

A summary of the status of the Company’s stock option plans as of September 26, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value

Outstanding at January 1, 2009	674,375	$2.80
Granted	30,000	1.62
Exercised	—	—
Cancelled/forfeited	(20,000)	4.06

Outstanding at September 26, 2009	684,375	$2.72	4.49	$149,000

Options exercisable at September 26, 2009	528,250	$2.25	3.34	$144,000

Options expected to vest at September 26, 2009	673,750	$2.70	4.43	$149,000

The intrinsic value of options exercised in the three months ended September 26, 2009 and September 27, 2008 was $0 and $32,000, respectively. The intrinsic value of options exercised in the nine months ended September 26, 2009 and September 27, 2008 was $0 and $138,000, respectively.

As of September 26, 2009, there was $358,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.2 years.

At September 26, 2009, there are 791,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provided that each nonemployee director received 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock could be issued under the 2002 Plan. The issuance of shares as partial payment of annual retainers resulted in expense based on the fair market value of such shares. The January 2009 issuance of shares under the 2002 Plan, which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation. In January 2009, the Company issued 18,270 shares of common stock to the directors, which had a fair value of $59,000, related to director’s fees earned in 2008, which were included in accrued expenses at December 31, 2008. The Company recorded stock-based compensation expense of $23,000 and $68,000 for three months and nine months ended September 27, 2008, respectively for common stock issuable to the directors for 2008 services, which was included in accrued expenses at September 27, 2008 and was issued in 2009. During the quarter ended March 29, 2008, the Company issued 16,158 shares of common stock to the directors, which had a fair value of $90,000, related to director’s fees earned in 2007, which were included in accrued expenses at December 31, 2007.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	September 26, 2009	December 31, 2008

Raw materials	$6,563,000	$7,434,000
Work in process	3,192,000	3,140,000
Finished goods	2,747,000	2,891,000

	$12,502,000	$13,465,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 26, 2009	December 31, 2008

Citizens revolving credit loan	$750,000	$—
Citizens real estate loan	11,873,000	12,263,000
Wachovia term loans	6,212,000	6,225,000

	18,835,000	18,488,000
Less – current portion	(2,915,000)	(1,882,000)

	$15,920,000	$16,606,000

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

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. The revolving line of credit is available to July 1, 2011 and is secured by the Company’s accounts receivable and inventory. Availability under the revolving loan fluctuates daily based on the borrowing base. At September 26, 2009, there was $4,250,000 unused availability under the revolving line of credit. The Company believes that the availability under the revolving line of credit together with the Company’s anticipated cash flows are sufficient to fund its general working capital and capital expenditure needs for at least the next 12 months.

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens real estate loan prior to April 1, 2009, bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Wachovia initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these term loans bore interest at LIBOR plus 2.25%. The third term loan from Wachovia prior to April 1, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, the Wachovia term loans will bear interest at LIBOR plus 3.5%. LIBOR was .25% at September 26, 2009.

The average outstanding revolving loan balance for the nine months ended September 26, 2009 and September 27, 2008 was $1,101,000 and $465,000, respectively, and the weighted average interest rate was 2.09% and 3.66%, respectively. Interest expense on the revolving loans was $5,000 and $9,000 for the three months ended September 26, 2009 and September 27, 2008, respectively, and $39,000 and $69,000 for the nine months ended September 26, 2009 and September 27, 2008, respectively. Interest expense on the Wachovia term loans was $92,000 and $64,000 for the three months ended September 26, 2009 and September 27, 2008, respectively, and $239,000 and $203,000 for the nine months ended September 26, 2009 and September 27, 2008, respectively. Interest expense on the Citizens real estate loan was $255,000 and $221,000 for the three months ended September 26, 2009 and September 27, 2008, respectively, and $700,000 and $669,000 for the nine months ended September 26, 2009 and September 27, 2008, respectively.

The Citizens and Wachovia credit facilities require the Company to maintain various financial covenants. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were in each case waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wachovia amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the two Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. The Company at September 26, 2009 was in compliance, and believes that it will remain in compliance for the foreseeable future, with each credit facility’s financial covenants as currently in effect.

The Company’s credit agreements contain cross default provisions to each other.

At September 26, 2009 long-term debt maturities are as follows:

Remainder of 2009	$1,479,000
2010	1,915,000
2011	1,915,000
2012	1,915,000
2013	1,165,000
Thereafter	10,446,000

18,835,000
Less current maturities of long-term debt	(2,915,000)

$15,920,000

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates and interest rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Foreign currency forward contracts are utilized to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling, while its purchases of inventory from the Company are paid in US dollars. These contracts are not designated as hedging instruments and accordingly changes in their fair value are recognized in selling, general and administrative expense in the consolidated statement of operations. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. These agreements are currently designated as cash flow hedges, therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss.

In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $290,000 each month. In November, 2007, the Company entered into a series of 13 monthly forward contracts that began on May 30, 2008, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $309,000 each month. This agreement was amended February 9, 2009 whereby the existing contract ended February 27, 2009. In February 2009, the Company entered into a series of 10 monthly forward contracts that began on March 31, 2009, whereby the Company pays a bank 130,000 British Sterling and the bank pays the Company $214,000 each month.

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 6.95%, from April 1, 2009 to June 30, 2009 equaled 8.00% and after June 30, 2009 throughout the duration of the loan, the rate equals 8.25% or 8.75% based on a performance grid. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The change in fair value of the swap resulted in income of $289,000 for the six months ended June 30, 2007. Effective June 27, 2007, the Company designated the interest rate swap as a derivative hedging instrument and, accordingly, changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive loss.

In November 2007, the Company entered into a forward starting interest rate swap agreement with Wachovia, which commenced on March 3, 2008, which is intended to hedge the initial LIBOR-based Wachovia term loan. The notional amount of the swap amortizes based on the same amortization schedule as the initial Wachovia term loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 5.76% or 6.01% based on a performance grid, from April 1, 2009 to June 30, 2009 equaled 6.81% and after June 30, 2009 equals 8.06% throughout the duration of the swap. The swap and interest payments on the debt settle monthly. The term loan matures March 1, 2013 and the swap matures on March 1, 2011. There was no initial cost of the interest rate swap. The Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	September 26, 2009	December 31, 2008	Balance Sheet Location	September 26, 2009	December 31, 2008	Balance Sheet Location
Derivatives designated as hedging instruments						Other Liabilities
Interest rate swap agreements	$—	$—	—	$1,757,000	$2,304,000

Derivatives not designated as hedging instruments			Prepaid expenses and other
Foreign currency forward contracts	$25,000	$462,000		$—	$—	—

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended September 26, 2009 and September 27, 2008, respectively:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax
	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Interest rate swap agreements	$(1,000)	$(53,000)	$317,000	$23,000

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Interest rate swap agreements	$(204,000)	$(127,000)	$(606,000)	$(320,000)

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Foreign currency forward contracts	$34,000	$143,000	$(437,000)	$152,000	Selling, general and administrative expenses

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. As of September 26, 2009, the Company’s exposure to the failure of its counterparties is immaterial.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $110,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, capital leases, long-term debt and derivative instruments (discussed below). The carrying values of cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments (including the capital leases) that are outstanding as of September 26, 2009 and December 31, 2008, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at September 26, 2009
	Balance at September 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward contract assets	$25,000	—	$25,000	—
Interest rate swap liabilities	$1,757,000	—	$1,757,000	—

The valuation of the foreign currency forward contracts and interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at September 26, 2009.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. The Company intends to purchase shares of its stock in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. This repurchase program does not have an expiration date. For the nine months ended September 26, 2009, the Company purchased 411,200 shares for $451,000 pursuant to this program. Through September 26, 2009, 531,200 shares had been repurchased under this program with an aggregate cost of $703,000. Pursuant to its credit facilities, the Company is currently restricted in making further purchases of its shares.

At September 26, 2009, there are 1,475,375 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options.

Comprehensive Income (loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income (loss)	$81,000	$340,000	$(3,430,000)	$1,786,000
Other comprehensive income (loss):
Foreign currency translation adjustment	50,000	(149,000)	(197,000)	(148,000)
Change in fair value of hedges (net of tax) (1)	(1,000)	(53,000)	317,000	23,000

Comprehensive income (loss)	$130,000	$138,000	$(3,310,000)	$1,661,000

(1)	Net of income tax expense (benefit) of ($1,000) and ($29,000) for the three months ended September 26, 2009 and September 27, 2008, respectively, and $206,000 and $30,000 for the nine months ended September 26, 2009 and September 27, 2008, respectively.

The following summarizes the components of accumulated other comprehensive loss at September 26, 2009 and December 31, 2008:

	September 26, 2009	December 31, 2008
Cumulative translation adjustment	$(1,348,000)	$(1,151,000)
Change in fair value of hedges (net of tax) (2)	(975,000)	(1,292,000)

Total	$(2,323,000)	$(2,443,000)

(2)	Net of deferred income tax asset of $635,000 and $841,000 at September 26, 2009 and December 31, 2008, respectively.

NOTE 11 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Shares used in computing basic net income (loss) per share	17,096,000	17,560,000	17,201,000	17,439,000
Dilutive effect of options and warrants	—	100,000	—	127,000

Shares used in computing diluted net income (loss) per share	17,096,000	17,660,000	17,201,000	17,566,000

For the three and nine months ended September 26, 2009, options to purchase 679,375 and 684,375 shares of common stock at exercise prices ranging from $1.20 to $7.37 per share were outstanding but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive. For the three and nine months ended September 27, 2008, options to purchase 319,000 and 209,000 shares of common stock at exercise prices ranging from $3.43 to $7.37 per share and $4.06 to $7.37 per share, respectively were outstanding but were not included in the calculation of diluted net income (loss) per share as the result would be anti-dilutive.

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

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting it had provided limited guarantees of certain of the leases at issue. While Cybex has asserted that the plaintiff’s acts and omissions have relieved Cybex of liability under the lease guarantees, a reserve for the estimated amount of the guarantee obligation is included in accrued expenses at September 26, 2009, should it be determined that Cybex remains responsible thereunder.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Product Liability

As of December 31, 2008, the Company accrued $5,000,000 for a product liability claim and a corresponding receivable for a liability claim estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the Company reviews the product liability claim and corresponding receivable. As of September 26, 2009, the balance was reduced to $4,644,000. This accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at September 26, 2009 and December 31, 2008.

NOTE 13 — INCOME TAXES

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, reevaluates the need for this valuation allowance based upon the existence of various factors. Based on this re-evaluation, the Company reduced the valuation allowance by $5,377,000 in 2007.

For the nine months ended September 26, 2009 and September 27, 2008, an income tax provision (benefit) of (26.0%) and 44.3% of income (loss) before taxes was recorded, totaling ($1,208,000) and $1,422,000, respectively.

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

The net deferred tax asset balance of $14,420,000 at September 26, 2009 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at September 26, 2009 is $1,909,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

The Company adopted the provisions of FASB ASC 740-10-15, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. There was no impact on the Company’s financial position upon adoption and there have been no material changes through September 26, 2009.

NOTE 14 — SUBSEQUENT EVENTS

As discussed in Note 2, Recent Accounting Pronouncements, the Company has evaluated subsequent events from September 26, 2009 to November 3, 2009. There were no subsequent events required to be recognized or disclosed in the financial statements.

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

We estimate that commercial sales represent more than 90% of our total net sales. Our financial performance can be affected when, in times of economic uncertainty, our commercial customers, particularly fitness clubs, become cautious in making expansion and other capital investments and reduce their expenditures for items such as the fitness equipment offered by us.

Commencing with the fourth quarter of 2008, our net sales have declined compared to the corresponding period of the prior year, with net sales in the first nine months of 2009 about 21% below net sales in the corresponding 2008 period. We believe that this sales decline largely reflects our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

While we cannot be certain how long these conditions will persist or the extent that these conditions will affect our financial performance, we expect sales to continue to be negatively impacted by the economy. We further expect that sales will rebound as the economy recovers.

We have taken various steps to reduce expenses in response to the decline in our sales. These steps have included a first quarter 2009 work force reduction of about 5% and a second quarter 2009 wage reduction of 3% or 5% for all employees. In addition, at the request of our outside Board members, a corresponding 5% reduction in director fees will be in effect during the period of the employee wage reduction. We intend to monitor general economic conditions and our sales performance and, if warranted, may effect further cost saving measures during the year.

We failed to meet certain financial covenants contained in our credit facilities at March 28 and June 27, 2009. We received waivers with respect to these failures and have renegotiated our financial covenants with our lenders. At September 26, 2009 we were in compliance with each credit facility’s financial covenants as currently in effect and we believe that we will remain in compliance with these financial covenants for the foreseeable future.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict product demand and other related matters and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

NET SALES

Our net sales decreased $6,767,000, or 19%, to $28,986,000 for the third quarter of 2009 from $35,753,000 for the third quarter of 2008. For the nine months ended September 26, 2009, net sales decreased $23,007,000, or 21%, to $85,662,000 from $108,669,000 compared to the same period in 2008. For the third quarter of 2009, sales of cardiovascular products decreased $2,770,000, or 15%, to $16,392,000, sales of strength products decreased $3,521,000, or 26%, to $10,083,000 and freight, parts and other sales decreased $476,000 or 16%, to $2,511,000 compared to the same period in 2008. For the nine months ended September 26, 2009, sales of cardiovascular products decreased $8,912,000, or 16%, to $47,460,000, sales of strength products decreased $12,825,000, or 30%, to $29,643,000 and freight, parts and other sales decreased $1,270,000 or 13%, to $8,559,000 compared to the same period in 2008. The sales decline was generally throughout our product offerings and was reflective of economic conditions, generally and in the fitness industry.

GROSS MARGIN

Gross margin for the third quarter of 2009 decreased by .7% to 31.6% from 32.3% for the same period in 2008. The decrease was caused primarily by higher warranty expense (1.2%) and lower overhead absorption due to sales volume (.4%), partially offset by lower freight costs (.9%).

Gross margin for the nine months ended September 26, 2009 decreased by 5.2% to 28.3% from 33.5% for the same period in 2008. The decrease was caused primarily by higher material costs (4.6%) and warranty expense (1.3%), partially offset by lower freight costs (.7%).

The price of steel, a major component of our products, fluctuates from time to time. Prices for steel were higher during the first six months of 2009 compared to the corresponding period of 2008. The price of steel started to decline during the second quarter of 2009 and steel costs for the third quarter of 2009 were slightly favorable compared to the third quarter of 2008. We cannot predict the future impact of steel prices on our results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $1,603,000, or 15%, to $8,997,000 in the third quarter of 2009 compared to $10,600,000 in the third quarter of 2008, predominantly due to a decrease in domestic and international selling and marketing expenses ($850,000) and a decrease in product development costs ($327,000). For the nine months ended September 26, 2009, selling, general and administrative expenses decreased by $4,308,000, or 13%, to $27,932,000 compared to $32,240,000 for the comparable period in 2008, predominantly due to a decrease in domestic and international selling and marketing expenses ($2,085,000) and a decrease in product development costs ($1,769,000). In response to economic conditions we have effectuated various cost reductions. We expect that these steps will result in selling, general and administrative expenses continuing at a reduced level for the balance of 2009. Selling, general and administrative expenses represented 31% and 33% of sales for the three and nine months ended September 26, 2009 and 30% of sales for the three and nine months ended September 27, 2008, respectively.

NET INTEREST EXPENSE

Net interest expense increased by $1,000 in the third quarter of 2009 compared to the corresponding period of 2008. For the nine months ended September 26, 2009, net interest expense decreased by $24,000 primarily due to interest earned from a financing program established in 2009 offset by higher debt balances and interest rates.

INCOME TAXES

We recorded an income tax expense (benefit) of ($228,000) and ($1,208,000) for the three and nine months ended September 26, 2009, respectively and $305,000 and $1,422,000 for the three and nine months ended September 27, 2008, respectively. In 2002, we established a valuation allowance against all of our deferred tax assets. On a quarterly basis, we reevaluate the need for this valuation allowance based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $5,244,000 effective September 29, 2007. The effective tax rate (benefit) was (155.1%) and 47.3% for the three months ended September 26, 2009 and September 27, 2008, respectively. The effective tax rate benefit for the third quarter of 2009 was impacted by the increase in the year-to-date effective tax (benefit) rate. The computation for the quarter includes the recording of the reconciliation of the prior year income tax return to the tax provision, as well as normal fluctuations in the year-to-date computation including non-deductible foreign losses and other non-deductible expenses. The effective tax rate (benefit) was (26.0%) and 44.3% for the nine months ended September 26, 2009 and September 27, 2008, respectively. The low tax benefit rate for 2009 is primarily due to the effects of non-deductible foreign losses. Actual cash outlays for taxes continue to be reduced by the available operating loss carry forwards.

As of December 31, 2008, U.S. federal operating loss carryforwards of approximately $16,009,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $4,426,000, federal alternative minimum tax credit carryforwards of $670,000 and federal research and development tax credit carryforwards of $251,000. The net deferred tax asset balance of $14,420,000 at September 26, 2009 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at September 26, 2009 is $1,909,000. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

We adopted the provisions of FASB ASC 740-10-15 on January 1, 2007. There was no impact on our financial position upon adoption and there have been no material changes through September 26, 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 26, 2009, we had working capital of $18,837,000 compared to $20,929,000 at December 31, 2008. The net decrease in working capital is primarily due to the effects of operating losses incurred during the period.

For the nine months ended September 26, 2009, we generated $101,000 of cash from operating activities compared to $8,335,000 for the nine months ended September 27, 2008. The decrease in cash provided by operating activities is primarily due to a net loss in 2009 compared to the prior period net income, a decrease in accounts payable and accrued expenses and a smaller decrease in accounts receivable in 2009 than in the corresponding period of 2008.

Cash used in investing activities of $434,000 during the nine months ended September 26, 2009 consisted of purchases of computer hardware and infrastructure of $222,000 and manufacturing tooling and equipment of $212,000, primarily for the manufacture of new products. Cash used in investing activities during the nine months ended September 27, 2008 consisted of purchases of manufacturing tooling and equipment of $3,978,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $1,448,000. We currently expect that our capital expenditures in the fourth quarter of 2009 will not exceed $500,000.

Cash used in financing activities was $126,000 for the nine months ended September 26, 2009, consisting primarily of $1,403,000 of term loan repayments and $451,000 for purchases of treasury stock through a repurchase program offset by a $1,000,000 Wachovia term loan and $750,000 of net revolver borrowings. Cash used in financing activities was $2,011,000 for the nine months ended September 27, 2008, consisting primarily of debt repayments.

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

At September 26, 2009, there were $750,000 in revolving credit loans, a $11,873,000 real estate loan and $6,212,000 in term loans. Availability under the revolving loan fluctuates daily. At September 26, 2009, there was $4,250,000 in unused availability under the working capital revolving loan facility.

Our credit facilities include financial covenants. We failed to meet certain of these covenants at March 28 and June 27, 2009. We obtained waivers from each lender for the quarters then ended and also have entered into amendments of each credit facility which among other things modified the financial covenants. At September 26, 2009, we were in compliance with each credit facility’s financial covenants as currently in effect and we believe that we will remain in compliance with these financial covenants for the foreseeable future.

In November 2008, we announced that our Board of Directors authorized a stock repurchase program of up to one million shares of our common stock. There is no requirement that any level of purchases up to the maximum be made under this program, and the timing, amount and cost of any purchase depends upon various factors, including our stock price and market conditions. Through September 26, 2009, 531,200 shares had been repurchased under this program with an aggregate cost to us of $703,000. Pursuant to our credit facilities, we are currently restricted in making further purchases of our shares.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$18,835,000	$2,915,000	$3,830,000	$2,067,000	$10,023,000
Interest due including impact of interest rate swaps (a)	5,149,000	1,301,000	2,248,000	1,600,000	—
Operating lease commitments	749,000	446,000	268,000	35,000	—
Purchase obligations	18,280,000	14,630,000	3,650,000	—	—

	$43,013,000	$19,292,000	$9,996,000	$3,702,000	$10,023,000

(a)	This includes fixed rates of 8.75% and 8.06% per the interest rate swap agreements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At September 26, 2009, the maximum contingent liability under all recourse provisions was approximately $5,738,000. A reserve for estimated losses under recourse provisions of $1,067,000 has been recorded based upon historical experience and review of specific leases in default, and is included in accrued liabilities at September 26, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to the allowance for doubtful accounts, realizability of inventory, reserves for warranty obligations, reserves for legal matters and product liability, and valuation of deferred tax assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, which could materially impact the Company’s results of operations and financial position. These critical accounting policies and estimates have been discussed with the Company’s audit committee.

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

As of December 31, 2008, the Company accrued $5,000,000 for a product liability claim and a corresponding receivable for a liability claim estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the company reviews the product liability claim and corresponding receivable. As of September 26, 2009, the balance was reduced to $4,644,000. This accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at September 26, 2009 and December 31, 2008.

Valuation of deferred tax assets. In 2002, the Company established a full valuation allowance against its net deferred tax assets. On a quarterly basis, management reevaluates the need for this valuation allowance due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $5,377,000 in 2007. The net deferred tax asset balance of $14,420,000 at September 26, 2009 represents the amount that management believes is more-likely-than-not to be realized and the remaining valuation allowance at September 26, 2009 is $1,909,000. Management will continue to assess the need for the remaining valuation allowance in future periods. Approximately $37,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $42,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carry forwards and credits is primarily book versus tax differences of various expenses. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December 31, 2008, as supplemented by Item 1A, Part II of the Company’s Report on Form 10-Q for the quarter ended June 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 26, 2009, warrant holders exercised in full their respective warrants to purchase the number of shares of common stock of the Company listed below, on the indicated dates. Pursuant to the net exercise provisions of these warrants, the Company issued to the warrant holders the number of shares of common stock of the Company set forth below.

Warrant Exercise Date	Shares Subject To Warrant	Net Shares Issued
7/16/2009	600	548
7/21/2009	1,700	1,538
7/27/2009	1,500	1,351
7/29/2009	1,200	1,080
8/3/2009	750	679

These warrants were issued in connection with the Company’s 2004 private placement. In issuing the shares of the Company’s common stock underlying these warrants, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the transaction did not involve a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On September 24, 2009, the Company and Wachovia Bank, National Association (“Wachovia”) entered into a Loan Modification Agreement dated September 24, 2009, amending and modifying the Loan Agreement dated July 30, 2007 (as theretofore supplemented and amended, the “Loan Agreement”). The Modification Agreement, among other things, amends and modifies the financial and certain other covenants contained in the Loan Agreement There are no material relationships between the Company or its affiliates and Wachovia or its affiliates, other than in respect to the transactions contemplated by the Loan Agreement, the Loan Modification Agreement and other standard banking arrangements.

ITEM 6.	EXHIBITS

(a)	Exhibit 10.1 – Modification Agreement dated August 13, 2009, between RBS Citizens, National Association and Cybex International, Inc.

Exhibit 10.2 – Loan Modification Agreement dated July 28, 2009, between Wachovia Bank, National Association and Cybex International, Inc.

Exhibit 10.3 – Loan Modification Agreement dated September 24, 2009, between Wachovia Bank, National Association and Cybex International, Inc.

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

Cybex International, Inc.

	By:	/S/ JOHN AGLIALORO
November 3, 2009		John Aglialoro
Chairman and Chief Executive Officer

	By:	/S/ ARTHUR W. HICKS, JR.
November 3, 2009		Arthur W. Hicks, Jr.
President, Chief Operating Officer and Chief Financial Officer