Form 10-K
period 2009-12-31
CYBEX INTERNATIONAL INC
filed 2010-03-02
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  [    ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes  [    ]   No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ]    Accelerated filer [    ]    Non-accelerated filer [    ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [    ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 27, 2009 was $10,108,601.

The number of shares outstanding of the registrant’s class of common stock, as of March 2, 2010

Common Stock, $.10 Par Value — 17,120,383 shares

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

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions):

	2009		2008		2007
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Cardiovascular products	$66.7	55%	$76.8	52%	$78.9	54%
Strength systems	42.0	35	58.2	39	55.2	38
Parts	5.3	4	4.8	3	5.2	4
Freight and other sales (1)	6.5	6	8.1	6	7.2	4

	$120.5	100%	$147.9	100%	$146.5	100%

(1)	Reflects shipping and handling fees and costs included on customer invoices.

“Cybex”, “Eagle”, “VR3” and “Arc Trainer” are registered trademarks of Cybex, and “Bravo”, “Cyclone-S”, “CX-445T”, “FT-360”, “FT-450”, “Home Arc”, “Jungle Gym”, “LCX-425T”, “Legacy”, “MG500”, “MG525”, “Pro3”, “Safety Sentry”, and “VR1” are trademarks of Cybex. “Trazer” is a registered trademark of Trazer Technologies, Inc., used by Cybex under license.

Cardiovascular Products. The Company’s cardiovascular equipment is designed to provide aerobic conditioning by elevating the heart rate, increasing lung capacity, endurance and circulation, and burning body fat. The Company’s cardiovascular products include cross trainers, treadmills, bikes and steppers. The Company also offers a three-dimensional optical tracking and measurement system under the name Trazer. All of the Company’s cardiovascular products incorporate computerized electronics which control the unit and provide feedback to the user. All of the cardiovascular products, except the Home Arc, can be equipped with optional TV monitors that feature controls integrated into the control console, with an incremental list price of approximately $1,600.

Cross Trainers. Cybex Arc Trainer is a product designed to provide the user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance up to 900 Watts in the commercial version to meet the demands ranging from the casual user to the athlete. The 750AT and 750A Arc Trainers use a control console that is based on the 750T treadmill console, facilitating cross-use of these products. The 750AT Total Body Arc Trainer retains all of the functionality of the original Arc Trainer and adds upper body motion to provide for total body training. The Company also produces the 425A Arc Trainer for the light commercial and high-end consumer markets and the 360A Arc Trainer for the consumer market. The Arc Trainers’ list price ranges from $3,495 to $7,995.

Treadmills. The Company has four treadmill models, the 750T, Pro3, CX-445T, and LCX-425T. The LCX-425T is a high-end consumer and light commercial product while the other models are for the commercial market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. The CX-445T, Pro3 and 750T also include an innovative safety feature known as Safety Sentry which causes the treadmill to stop once it detects inactivity with the user. All treadmills are equipped with contact heart rate monitoring and deck suspension system and include wireless heart rate monitoring capabilities. The Company’s treadmills have list prices ranging from $4,795 to $7,895.

Bikes. The Company has two bikes, the 750C Upright Cycle and 750R Recumbent Cycle. These bikes feature improved ergonomics including a walk-through design on the recumbent model as well as improved ease of use and an exceptionally broad resistance range with multiple resistance modes. The capabilities of these products are designed to allow any users to receive the maximum benefit in minimum time. The console design is based on that of the 750T, 750A and 750AT to provide a common method of operation. The list price of the upright bike is $3,495 and the recumbent bike is $3,695.

Steppers. The Company has one model of stepper targeting the commercial marketplace. The Cyclone-S Stepper features the family display common to the Pro3 as well as an advanced ergonomic handrail design, contact and Polar heart rate monitoring and patented drive system. The list price of the Cyclone-S is $3,395.

Trazer. The Company also offers a three-dimensional optical tracking and measurement system. The system is sold under the trademark Trazer and provides a three-dimensional virtual world simulation that provides exercise and objective measurement in both game-like and real world simulations. The list price of Trazer is $6,495.

Strength Training Products. Strength training equipment provides a physical workout by exercising the musculo-skeletal system. The Company’s strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, jungle gyms, modular multi-station units, MG500 multi-gym, functional trainers, plate-loaded equipment and free-weight equipment.

Selectorized Equipment. Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

The Company’s selectorized equipment is sold under the trademarks “VR1”, “VR3” and “Eagle.” The VR1 line represents a value-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. This 20 piece line was introduced in 2007 as a replacement for the VR line. Eight new dual function machines intended for use in smaller facilities were added in 2008 and 2009. The VR3 line is a 23 piece line designed for exceptional ease of use in fitness facilities. Eagle represents the Company’s premier line and features a complete scope of use; it features ease-of-use as well as patented and patent pending technologies to meet the needs of performance oriented individuals and facilities. The Company currently sells 81 selectorized equipment products under the above lines with list prices between $2,745 and $7,295.

Modular Units. This product line has the advanced design and high performance features of a selectorized equipment line while being able to be configured into a multiple station design. Pricing for the modular units depends on configuration. The list price of a typical configuration is approximately $12,000. This line is being phased out in early 2010, and is replaced by the Jungle Gym introduced in late 2009. The Jungle Gym has many of the same features as the Modular units but features a more compact footprint and updated aesthetics and, like the Modular units, can be configured to meet the facilities needs. The list price of a typical configuration is approximately $11,600.

Multi-gym. The Company’s MG500 multi-gym is being replaced in early 2010 by the MG-525. The multi-gym uses considerably less space than multiple selectorized single station equipment. It contains three weight stacks to meet the needs of the vertical commercial market, especially hotels, corporate fitness centers and other small-scale locations. This product has a list price of $5,795.

Functional Trainers. The FT-360 is a functional trainer that delivers an unlimited range of movements and exercises using arms that are capable of multiple positioning. This unit targets the personal training and rehabilitation markets and has a $4,795 list price. The Bravo (originally named the FT-450) was introduced in late 2008. This product adds the ability to vary the width of the cables and to add stabilization in a progressive manner. This product is available in two versions. These products have a list price ranging from $6,195 to $6,495.

Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. In 2009, the Company introduced eight updated models while phasing out earlier products. The Company currently offers 17 plate-loaded products, ranging in price from $1,395 to $3,945.

Free-Weight Equipment. The Company also sells free-weight benches and racks and complements them with OEM supplied dumbbells, barbells and plates. In 2009, the Company introduced 10 updated free weight models while phasing out earlier products. The Company offers 18 items of free-weight equipment with list prices ranging from $395 to $2,495.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Management estimates that consumer sales represent less than 10% of 2009 net sales. Typical commercial customers are health clubs, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations, golf clubs, corporate fitness and community centers. Sales to Cutler-Owens International Ltd., an independent authorized dealer, represented 13.6%, 12.3% and 14.0% of the Company’s net sales for 2009, 2008 and 2007, respectively. Sales to Planet Fitness Equipment, LLC represented 10.6%, 10.2%, and 5.6% of the Company’s net sales for 2009, 2008, and 2007, respectively. Sales to Snap Fitness, Inc. or its franchisees represented 7.4%, 12.9% and 13.2% of the Company’s net sales for 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2009, 2008 or 2007.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.cybexinternational.com). The Company services its products through independent authorized dealers, international distributors, a network of independent service providers and its own service personnel.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 2, 2010, the Company has approximately 63 active dealers with 134 locations in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer. The domestic sales team is comprised of 35 positions including territory managers or reps, regional or national account managers, Vice Presidents, and a Senior Vice President.

The national account team focuses on major market segments such as health clubs and gyms, hotels, resorts, the U.S. government and organizations such as YMCAs, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 25 national accounts.

Sales outside of North America accounted for approximately 29%, 28% and 28% of the Company’s net sales for 2009, 2008 and 2007, respectively. The international sales force consists of one Senior Vice President, one Vice President of Europe Business Development, five regional sales managers, one director of European strategic accounts, one operations manager and one operations coordinator. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom. Cybex UK has 22 employees. The Company utilizes independent distributors for the balance of its international sales. There are approximately 65 independent distributors in 73 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

Additional information concerning the Company’s international sales and assets located in foreign countries is located in Note 2 to the Company’s consolidated financial statements.

The Company markets certain products by advertising in publications which appeal to individuals within its targeted demographic profiles. In addition, the Company advertises in trade publications and participates in industry trade shows. At the end of 2009, the Company retained Greg Norman to engage in marketing of the Company’s products, specifically to the golf club market.

The Company offers leasing and other financing options for its commercial customers. The Company arranges financing for its dealers and direct sale customers through various third party lenders for which it may receive a fee. Management believes that these activities produce incremental sales of the Company’s products.

Warranties

All products are warranted for one year of labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and type of equipment. Effective June 1, 2009, the Company provides extended warranties on its cardio products. Warranty expense for the years ended December 31, 2009, 2008 and 2007 was $4,940,000, $4,361,000 and $5,220,000, respectively.

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

Product Development

Research and development expense for the years ended December 31, 2009, 2008 and 2007 was $4,545,000, $6,603,000 and $6,673,000, respectively. At December 31, 2009, the Company had the equivalent of 35 employees engaged in ongoing research and development programs. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Senior Vice President of Research and Development.

Manufacturing and Supply

The Company maintains two vertically integrated manufacturing facilities equipped to perform fabrication, machining, welding, grinding, assembly and finishing of its products.

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

Insurance

The Company’s product liability insurance currently provides an aggregate of $10,000,000 of annual coverage on a claims made basis ($5,000,000 annual coverage for claims made prior to December 1, 2008). These policies include a deductible of $250,000 on claims made after December 1, 2008 with an annual aggregate deductible of $1,000,000 (for claims made prior to December 1, 2008, a $100,000 deductible with an annual aggregate deductible of $750,000). Reserves for self insured retention, including claims incurred but not yet reported, are included in accrued liabilities on the consolidated balance sheet.

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

Employees

On March 2, 2010, the Company employed 558 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

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

General economic conditions affect our results. Demand for our products is affected by economic conditions and consumer confidence. In times of economic uncertainty, our customers, particularly commercial customers such as fitness clubs, may become cautious in making expansion and other investments and may reduce their capital expenditures for items such as the fitness equipment offered by us. In addition, economic conditions could make it more difficult for us to collect amounts as they become due to us. Our net sales for 2009 were approximately 19% below net sales for 2008. We believe that this sales decline largely reflected our customers’ caution in making capital investment decisions due to economic conditions, both generally and in the fitness industry. If these economic conditions persist or further deteriorate, our ability to generate future revenues and earnings and our business prospects, liquidity and financial condition could be materially adversely affected.

We incurred losses in 2008 and 2009. We have incurred net losses in 2008 and 2009. In 2008 we recorded a goodwill impairment charge of $11,247,000, resulting in a net loss for the year. An approximate 19% decline in our 2009 net sales compared to the prior year was a substantial contributor to our 2009 net loss. We believe the 2009 decline in net sales reflected our customers’ caution in making capital investment decisions due to economic conditions, both generally and in the fitness industry. If we are unable to maintain our profitability and we incur losses in the future, such losses could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

We depend upon our ability to successfully develop, market and sell new or improved products. Our continued growth and ability to remain competitive will substantially depend upon our development of new or improved products. A failure to develop new or improved products on a timely basis, or which are accepted in the marketplace, or which produce appropriate sales or profit margins, could adversely affect our ability to generate future revenues and earnings and have a negative impact on our business prospects, liquidity and financial condition.

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

The loss of a major customer could adversely affect us. In 2009 sales to one independent authorized dealer represented 13.6% of our net sales and sales to an end user customer represented 10.6% of net sales. These customers represented 6.1% and 14.1%, respectively, of our accounts receivable as of December 31, 2009. The concentration of customers may increase our overall exposure to credit risk. The loss or significant reduction in the business of a major customer, or a major customer experiencing financial difficulty, could significantly harm our operating results, financial condition, cash flows and prospects.

We rely on third party dealers and distributors to sell and service a significant portion of our products. In 2009, more than half of our total net sales were to our independent authorized dealers in North America and to independent distributors internationally. These third party dealers and distributors may terminate their relationships with us, or fail to commit the necessary resources to sell or service our products to the level of our expectations. If current or future third party dealers or distributors do not perform adequately, or if we fail to maintain our existing relationships with them or fail to recruit and retain dealers or distributors in particular markets or geographic areas, our revenues may be adversely affected and our operating results could suffer.

Our major stockholders may exercise effective control over us. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own approximately 45% of our outstanding common stock. Such stockholders may have the ability to significantly influence (i) the election of our Board of Directors, and thus our future direction and (ii) the outcome of all other matters submitted to our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets.

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

We failed to meet certain financial covenants in 2009. We failed to meet certain financial covenants contained in our credit facilities at March 28 and June 27, 2009. We obtained waivers from each lender for the quarters then ended, and we also renegotiated our financial covenants with our lenders. We believe that we will remain in compliance, for the foreseeable future, with these financial covenants. A failure to remain in compliance with our credit facilities could result in a number of consequences, such as our lenders requiring all indebtedness to be paid, or our revolving lender refusing to extend further revolving loans, which could have a material adverse effect on our business, prospects or financial condition.

We may not be able to generate sufficient income to realize our deferred tax asset. At December 31, 2009, we had a net deferred tax asset of $13,855,000. Approximately $36,000,000 of income before taxes is needed to fully realize this deferred tax asset, and there is no assurance that we will be able to generate sufficient income to realize all or a significant portion of this asset.

Warranty claims may exceed the related reserves. We warrant our products for varying periods of up to ten years. While we maintain reserves for warranty claims, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if warranty claims were to materially exceed anticipated levels.

We may have a liability related to the arrangement of third party financing. We offer to our customers leasing and other financing of products by third party providers, for which we may receive a fee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2009, our maximum contingent liability under all recourse provisions was approximately $6,386,000. While we maintain a reserve for estimated losses under these recourse provisions, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if actual losses were to materially exceed the related reserve.

Unfavorable international political or economic changes and/or currency fluctuations could negatively impact us. Approximately 29% and 28% of our sales in 2009 and 2008, respectively, were derived from outside North America. Political or economic changes and/or currency fluctuations in countries in which we do business could negatively impact our business and financial results, including decreases in our revenues and profitability.

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

A variety of factors may discourage potential take-over attempts. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own approximately 45% of our outstanding common stock. In addition, our Certificate of Incorporation requires an affirmative super-majority stockholder vote before we can enter into certain defined business combinations, except for combinations that meet certain specified conditions; provides for staggered three-year terms for members of the Board of Directors; and authorizes the Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. Each of these factors could have the effect of discouraging potential take-over attempts and may make attempts by stockholders to change our management more difficult.

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

Additional information concerning the financing of the Company’s facilities are described in Notes 7 and 14 to the Company’s consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards of product liability litigation; however, the Company has maintained, and expects to continue to maintain, insurance coverage which management believes is adequate to protect against these risks. Reserves for self insured retention are included in accrued liabilities in the consolidated balance sheet.

Litigation and Contingencies

United Leasing, Inc. v. Cybex International, Inc., et al.

The Company on February 25, 2009 was served with an Amended Complaint which added the Company and its wholly owned subsidiary, Cybex Capital Corp. (collectively with the Company referred to herein as Cybex), as additional defendants in this action originally venued in the Circuit Court for Williamson County, State of Tennessee. The plaintiff, United Leasing, Inc., provided a series of lease financings for the sale of Cybex equipment to a purchaser/lessee which has since entered bankruptcy, many of which sales were made by an independent dealer, also a defendant in the action. The plaintiff alleges that it was induced to finance in excess of the purchase price for certain of the equipment based primarily upon alleged rebates to the purchaser/lessee made by the independent dealer. Cybex Capital assisted in the lease financing and the plaintiff now asserts that Cybex participated in the alleged scheme. The Amended Complaint included claims for breach of contract, conversion, intentional/fraudulent misrepresentation, fraudulent concealment and civil conspiracy. The plaintiff seeks from Cybex an unspecified amount of compensatory and punitive damages, including repurchase of the leases; damages in the amount of the alleged rebates, stated to be at least $350,000; payment of the lease guarantees, stated to be at least $365,000 plus one-half of the remaining balance of one lease; and interest, costs and counsel fees.

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting limited guarantees of certain of the leases at issue had been provided. While Cybex has asserted that the plaintiff’s acts and omissions have relieved Cybex of liability under the lease guarantees, a reserve for the estimated amount of the guarantee obligation is included in accrued liabilities at December 31, 2009, should it be determined that Cybex remains responsible thereunder.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

ITEM 4.	RESERVED

SPECIAL ITEM.	EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 2, 2010 were as follows:

Name	Age	Position
John Aglialoro	66	Chairman and Chief Executive Officer
Arthur W. Hicks, Jr.	51	President, Chief Operating Officer and Chief Financial Officer
Edward Kurzontkowski	46	Senior Vice President of Manufacturing
Raymond Giannelli	56	Senior Vice President of Research and Development
Edward J. Pryts	49	Senior Vice President of Sales – North America
John P. Young	47	Senior Vice President of Sales – International
Galen S. Lemar	63	Senior Vice President/President-Cybex Capital Corp.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the NASDAQ Global Market under the symbol CYBI.

The following table shows the high and low market prices as reported by NASDAQ:

	2009		2008
Calendar	High	Low	High	Low
First Quarter	$1.93	$0.81	$5.18	$3.75
Second Quarter	1.49	0.95	4.30	3.37
Third Quarter	2.55	0.86	3.77	2.78
Fourth Quarter	1.89	1.15	3.14	1.10

As of March 2, 2010, there were approximately 443 common stockholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

Warrant holders exercised in full their respective warrants to purchase the number of shares of common stock of the Company listed below, on the dates indicated below. Pursuant to the net exercise provisions of these warrants, the Company issued to the warrant holders the number of shares of common stock of the Company set forth below.

Warrant Exercise Date	Shares Subject To Warrant	Net Shares Issued
7/16/2009	600	548
7/21/2009	1,700	1,538
7/27/2009	1,500	1,351
7/29/2009	1,200	1,080
8/3/2009	750	679

In addition, a warrant for 2,500 shares expired during the third quarter of 2009.

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

The following table summarizes securities authorized for issuance under equity compensation plans at December 31, 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	577,375	$2.57	781,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	577,375	$2.57	781,000

(1)	Includes 781,000 shares available for issuance under the Company’s 2005 Omnibus Incentive Plan. See Note 10 to the Company’s consolidated financial statements for a description of this plan.

Performance Graph

The following graph compares the five-year cumulative total return (change in stock price plus reinvested dividends) on the Company’s common stock with the total returns of the NASDAQ Market Value Index, a broad market index covering stocks listed on the NASDAQ, and the companies in the Sporting and Athletic Goods Industry (SIC Code 3949), a group encompassing 22 companies (the “SIC Code Index”). The performance graph is deemed furnished and not filed with the Securities and Exchange Commission.

Comparison of 5-Year Cumulative Total Return Among

Cybex International, Inc., NASDAQ Market Index,

and SIC Code Index (1)

	2004	2005	2006	2007	2008	2009
Cybex International, Inc.	$100.00	$90.46	$146.70	$111.49	$44.99	$28.61
SIC Code Index	100.00	103.76	120.61	104.69	54.95	59.71
NASDAQ Market Index	100.00	102.20	112.68	124.56	74.70	108.56

(1) Assumes $100 invested on December 31, 2004 and dividends are reinvested. Source: Morningstar, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2009. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31
	2009	2008	2007		2006		2005
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$120,474	$147,929	$146,503		$126,924		$114,646
Cost of sales	84,466	99,940	95,683		80,241		73,169

Gross profit	36,008	47,989	50,820		46,683		41,477
Selling, general and administrative expenses	37,680	42,321	42,224		36,757		38,513	(d)
Goodwill impairment charge	—	11,247 (a)	—		—		—

Operating income (loss)	(1,672)	(5,579)	8,596		9,926		2,964
Interest expense, net	(1,274)	(1,176)	(963)		(1,839)		(2,652)

Income (loss) before income taxes	(2,946)	(6,755)	7,633		8,087		312
Income tax expense (benefit)	(509)	2,333	(2,121	)(b)	(11,967	)(c)	251

Net income (loss)	$(2,437)	$(9,088)	$9,754		$20,054		$61

Basic earnings (loss) per share	$(0.14)	$(0.52)	$.56		$1.22		$.00

Diluted earnings (loss) per share	$(0.14)	$(0.52)	$.55		$1.18		$.00

(a)	Includes a non-cash non-tax deductible goodwill impairment charge of $11,247 triggered by declines in the Company’s stock price in the period.
(b)	Includes a benefit of $5,377 resulting from a reduction in the valuation allowance for deferred income taxes.
(c)	Includes a benefit of $15,361 resulting from a reduction in the valuation allowance for deferred income taxes.
(d)	Includes pre-tax charges of $4,605 relating primarily to two litigation matters.

	December 31
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Working capital	$21,107	$20,929	$18,186	$14,061	$4,478
Total assets	88,635	91,301	98,129	73,377	55,672
Long-term debt (including current portion)	17,606	18,488	18,950	3,762	13,659
Total stockholders’ equity	43,109	45,451	55,042	45,667	16,188

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Commencing with the fourth quarter of 2008, our net sales have declined compared to the corresponding period of the prior year, with net sales in 2009 19% below net sales in 2008. We believe that this sales decline largely reflects our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

While we cannot be certain how long these conditions will persist or the extent that these conditions will affect our financial performance, we expect sales to continue to be negatively impacted by the economy. We further expect that sales will rebound as the economy recovers.

We have taken various steps to reduce expenses in response to the decline in our sales. These steps have included a first quarter 2009 work force reduction of about 5% and a wage reduction of 3% or 5% for all employees in effect from the second quarter 2009 to December 31, 2009. In addition, at the request of our outside Board members, a 5% reduction in director fees was in effect during the period of the employee wage reduction. We intend to monitor general economic conditions and our sales performance and, if warranted, may effect further cost saving measures during 2010.

We failed to meet certain financial covenants contained in our credit facilities at March 28 and June 27, 2009. We received waivers with respect to these failures and have renegotiated our financial covenants with our lenders. At December 31, 2009 we were in compliance with each credit facility’s financial covenants as currently in effect and we believe that we will remain in compliance with these financial covenants for the foreseeable future.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict product demand and other related matters and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales:

	Year Ended December 31
	2009	2008	2007
Net sales	100%	100%	100%
Cost of sales	70	68	65

Gross profit	30	32	35
Selling, general and administrative expenses	31	28	29
Goodwill impairment charge	—	8	—

Operating income (loss)	(1)	(4)	6
Interest expense, net	1	1	1

Income (loss) before income taxes	(2)	(5)	5
Income tax expense (benefit)	—	1	(2)

Net income (loss)	(2)%	(6)%	7%

NET SALES

Our net sales decreased $27,455,000, or 19%, to $120,474,000 in 2009 compared with a $1,426,000, or 1%, increase in 2008 compared to 2007.

The decrease in 2009 was attributable to decreases in sales of cardiovascular products of $10,074,000, or 13% to $66,704,000, strength training products of $16,181,000, or 28% to $41,992,000 and freight, parts and other sales of $1,200,000, or 9% to $11,778,000. The sales decline was generally throughout our product offerings and we believe was reflective of economic conditions, generally and in the fitness industry.

The increase in 2008 was attributable to an increase in sales of strength training products of $3,006,000, or 5%, to $58,173,000, and increased freight, parts and other revenue of $582,000, or 5%, to $12,978,000, partially offset by a decrease in sales of cardiovascular products of $2,162,000, or 3%, to $76,778,000. The sales increase of strength training products in 2008 was primarily due to sales of VR1, the strength line introduced in the second quarter of 2007. The sales decrease of cardiovascular products in 2008 was predominantly driven by reduced sales of Arc Trainers, offset by increased sales of treadmills including models first introduced in the second quarter of 2008.

Sales outside of North America represented 29%, 28% and 28% of consolidated net sales in 2009, 2008 and 2007, respectively.

GROSS MARGIN

Gross margin was 29.9% in 2009, compared with 32.4% in 2008 and 34.7% in 2007. Margins decreased in 2009 due to higher material costs (2.3%) as a percentage of sales due primarily to higher steel costs and product and customer mix, higher warranty costs (1.2%), and higher overhead as a percentage of sales mainly due to lower volumes (.8%). These decreases in margin were partially offset by lower labor costs as a percentage of sales (1.1%) and improvements in freight billings compared to freight costs (.7%). Margins decreased in 2008 largely due to higher commodity and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense, decreased by $4,641,000, or 11%, in 2009 to $37,680,000 compared to an increase of $97,000, or .2%, in 2008. As a percentage of net sales, these expenses were 31%, 29% and 29% in 2009, 2008 and 2007, respectively.

The 2009 decrease in selling, general and administrative expenses was predominantly due to a decrease in domestic and international selling expenses ($2,879,000) and a decrease in product development costs ($2,058,000). In response to economic conditions we effectuated various cost reductions during 2009. We will continue to monitor economic conditions and sales results, and will adjust spending levels accordingly.

GOODWILL IMPAIRMENT CHARGE

At December 31, 2008, we tested our goodwill for impairment and performed the initial step of our impairment evaluation by comparing the fair market value of our single reporting unit, as determined using market capitalization, as adjusted for a control premium, to its carrying value. As the carrying amount exceeded the fair value, the second step of the impairment evaluation was performed to calculate impairment and as a result, a goodwill impairment charge of $11,247,000, the entire amount of the goodwill carrying value, was recorded effective December 31, 2008, with no corresponding tax benefit. The primary reason for the impairment charge was the reduction in our market capitalization resulting from the sustained decline of our stock price during the second half of 2008.

INTEREST EXPENSE, NET

Net interest expense increased by $98,000, or 8%, in 2009 to $1,274,000 compared to an increase of $213,000, or 22%, in 2008. During 2009, interest expense increased slightly due to increases in the applicable interest rate resulting from debt modifications, offset by lower average borrowings. The increase in 2008 relates primarily to $289,000 of interest income recognized in 2007 related to the Citizens interest rate swap, offset by higher deferred financing costs in 2007. We expect that net interest expense for 2010 will approximate 2009.

INCOME TAXES

We recorded an income tax expense (benefit) of ($509,000) and $2,333,000 for the years ended December 31, 2009 and 2008, respectively. In 2002, we established a valuation allowance against all of our deferred tax assets. On a quarterly basis, we reevaluate the need for this valuation allowance based upon the existence of various factors. Based on this reevaluation, we reduced the valuation allowance by $5,244,000 effective September 29, 2007. The effective tax (benefit) rate was (17.3%) in 2009, 51.9% in 2008 before the non-deductible goodwill impairment charge and 42.7% in 2007 excluding changes in the valuation allowance. The low benefit rate for 2009 is primarily due to the effects of non-deductible foreign losses and changes in unrecognized tax benefits. The tax rate increase in 2008 was primarily due to non-deductible foreign losses representing a higher percentage of our results for the year. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards.

As of December 31, 2009, U.S. federal operating loss carryforwards of approximately $17,488,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $5,111,000, federal alternative minimum tax credit carryforwards of $666,000 and federal research and development tax credit carryforwards of $277,000. The net deferred tax asset balance of $13,855,000 at December 31, 2009 represents the amount that we believe is more-likely-than-not to be realized, and the remaining valuation allowance at December 31, 2009 is $1,486,000. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly. Approximately $36,000,000 of income before taxes is needed to fully realize the Company’s recorded net deferred tax asset.

We adopted the provisions of FASB ASC 740-10-15 on January 1, 2007. There was no impact on our financial position upon adoption (see Note 11 to the consolidated financial statements for disclosures of unrecognized tax benefits through December 31, 2009).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had working capital of $21,107,000 compared to $20,929,000 at December 31, 2008.

For the year ended December 31, 2009, we generated $7,219,000 of cash from operating activities compared to $9,092,000 for the year ended December 31, 2008. The decrease in cash provided by operating activities in 2009 compared to 2008 is primarily due to the net loss in 2009 compared to the net income excluding the goodwill impairment charge in 2008, offset by the decrease in inventory.

Cash used in investing activities of $613,000 in 2009 consisted of purchases of manufacturing tooling and equipment of $312,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $301,000. Cash used in investing activities of $7,436,000 during 2008 consisted of purchases of manufacturing tooling and equipment of $5,032,000, primarily for the manufacture of new products, $1,814,000 of renovations to our Medway manufacturing facility and computer hardware of $590,000. While 2010 capital expenditures are expected to be approximately $3,500,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations.

For the year ended December 31, 2009, cash used in financing activities of $1,355,000 consisted primarily of net term loan payments of $882,000 and $451,000 for the purchase of treasury stock through a repurchase program. For the year ended December 31, 2008, cash used in financing activities of $637,000 consisted primarily of net revolver payments of $1,392,000 and $252,000 for the purchase of treasury stock through a repurchase program, offset by net term loan borrowings of $930,000.

We have credit facilities with RBS Citizens, National Association (“Citizens”) and Wachovia Bank, N.A. (“Wachovia”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. We entered into the Wachovia Loan Agreement in 2007, providing for a term loan to finance the acquisition of machinery and equipment. The Wachovia Loan Agreement was supplemented in 2008 and 2009 to provide additional term loans to finance the acquisition of machinery and equipment. A total of $5,000,000, $1,975,000, and $1,000,000, respectively, was advanced under the initial, second and third Wachovia term loans. The Citizens revolving line of credit is secured by our accounts receivable and inventory, and matures July 1, 2011. The Citizens real estate loan is secured by a mortgage on the Owatonna facility, is cross-collateralized by our accounts receivable and inventory and matures on July 2, 2014. The Wachovia loans are secured by our equipment. The first Wachovia term loan matures on March 1, 2013, the second term loan matures on January 1, 2014 and the third term loan matures on December 1, 2011.

At December 31, 2009, there were no outstanding revolving credit loans, a $11,743,000 real estate loan and $5,863,000 in term loans. Availability under the revolving loan fluctuates daily. At December 31, 2009, there was $5,000,000 in unused availability under the revolving loan facility.

Our credit facilities include financial covenants. We failed to meet certain of these covenants at March 28 and June 27, 2009. We obtained waivers from each lender for the quarters then ended and also entered into amendments of each credit facility which among other things modified the financial covenants. At December 31, 2009, we were in compliance with each credit facility’s financial covenants and we believe that we will remain in compliance with these financial covenants for the foreseeable future.

In November 2008, we announced that our Board of Directors had authorized a stock repurchase program of up to one million shares of our common stock. There is no requirement that any level of purchases up to the maximum be made under this program, and the timing, amount and cost of any purchase depends upon various factors, including our stock price and market conditions. Pursuant to our credit facilities, we are currently restricted in making further purchases of our shares. Through December 31, 2009, 531,200 shares had been repurchased under this program with an aggregate cost to us of $703,000.

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

As of December 31, 2009, we had approximately $22,599,000 in U.S. Federal and non-U.S. net operating loss carryforwards, substantially all of which will be available to offset future taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$17,606,000	$2,415,000	$4,330,000	$10,861,000	$—
Interest due including impact of interest rate swap (a)	4,892,000	1,355,000	2,174,000	1,363,000	—
Operating lease commitments	721,000	465,000	225,000	31,000	—
Purchase obligations	18,775,000	13,177,000	4,698,000	900,000	—

	$41,994,000	$17,412,000	$11,427,000	$13,155,000	$—

(a)	This includes fixed rates of 8.25% to 8.75% based on a performance grid and 8.06% per the interest rate swap agreements.

We have agreements with our named executive officers that provide for severance payments to the officer in the event the employee is terminated without cause or, in certain situations, the officer resigns after a change in control. As further described in Note 14, Employment Agreements, the maximum cash exposure under these agreements is $2,795,000 as of December 31, 2009. The actual amounts to be paid can only be determined at the time of the executive officer’s separation from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program, whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2009, the maximum contingent liability under all recourse provisions was approximately $6,386,000. A reserve for estimated losses under recourse provisions of $1,030,000 has been recorded based upon historical experience, and is included in accrued liabilities at December 31, 2009.

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

In May 2009, the FASB issued guidance codified in ASC Topic 855, “Subsequent Events”, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted guidance included in ASC 855 for the period ended June 27, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Effective September 26, 2009, the Company adopted Accounting Standards Update No. 2009-01, “Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles,” (ASU 2009-01). ASU 2009-01 did not change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized database. All other accounting literature excluded from ASU 2009-01 will be considered nonauthoritative. All references to authoritative accounting literature have been made in accordance with ASU 2009-01.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” (ASU 2009-13) which provides new revenue recognition guidance with respect to revenue arrangements that include multiple deliverables. This new guidance establishes a new hierarchy for allocating revenues among multiple deliverables in a multi-element arrangement. In order of preference, revenues will be allocated based on vendor specific objective evidence (VSOE), third-party evidence, or estimated selling price. Additional disclosures are required to describe the effects of adoption, including changes in how arrangement consideration is allocated or in the pattern and timing of revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and the Company has elected to early adopt for new or materially modified arrangements entered into on or after January 1, 2009. Adoption did not materially impact the Company’s consolidated financial condition, results of operations or cash flows.

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

Product liability reserve. Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying condensed consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. If actual results vary from management’s estimates, adjustments to the reserve would be required. See Note 14 to the consolidated financial statements for further discussion on product liability.

As of December 31, 2009 and 2008, the Company accrued $7,627,000 and $5,000,000, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. This accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at December 31, 2009 and December 31, 2008.

Valuation of deferred tax assets. In 2002, the Company established a full valuation allowance against its net deferred tax assets. On a quarterly basis, management reevaluates the need for this valuation allowance due to the existence of various factors. Based on this reevaluation, the Company reduced the valuation allowance by $5,377,000 in 2007. The net deferred tax asset balance of $13,855,000 at December 31, 2009 represents the amount that management believes is more-likely-than-not to be realized and the remaining valuation allowance at December 31, 2009 is $1,486,000. Management will continue to assess the need for the remaining valuation allowance in future periods. Approximately $36,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $39,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carry forwards and credits is primarily book versus tax differences of various expenses. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s debt portfolio as of December 31, 2009 is comprised of variable rate debt denominated in U.S. dollars. Changes in interest rates have an impact on the variable portion of the Company’s debt portfolio. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the Company’s consolidated balance sheet. At December 31, 2009, the Company had variable rate debt with a carrying value of $3,652,000. A 100 basis point change in interest rates would have impacted interest expense by $37,000 for the year ended December 31, 2009.

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

The Company entered into an interest rate swap agreement effective March 3, 2008 with respect to the first Wachovia term loan, which effectively converts the rate from a floating rate based on LIBOR to a fixed rate of 8.06% throughout the duration of the swap agreement. The Company also has an interest rate swap which effectively converts the Citizens real estate loan in the amount of $11,743,000 at December 31, 2009 from a floating rate to a fixed rate of 8.25% to 8.75% based on a performance grid throughout the duration of the loan. See Note 8 to the consolidated financial statements for further discussion of these instruments.

Foreign Currency Rates

The Company uses foreign currency forward contracts to hedge its foreign currency exposure on sales made in the UK in British Sterling. There were no foreign currency forward contracts outstanding at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybex International, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2010

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,879	$1,628
Accounts receivable, net of allowance of $1,362 and $1,215	16,815	18,735
Inventories	10,054	13,465
Prepaid expenses and other	1,216	2,249
Deferred income taxes	5,040	4,685

Total current assets	40,004	40,762
Property, plant and equipment, net	31,835	36,551
Deferred income taxes	8,815	8,698
Other assets	7,981	5,290

	$88,635	$91,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,415	$1,882
Accounts payable	4,436	5,965
Accrued liabilities	12,046	11,986

Total current liabilities	18,897	19,833
Long-term debt	15,191	16,606
Accrued warranty obligation	1,412	1,378
Other liabilities	10,026	8,033

Total liabilities	45,526	45,850

Commitments and contingencies (Notes 13 and 14)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,860 and 17,813 shares issued	1,786	1,781
Additional paid-in capital	68,661	68,426
Treasury stock, at cost (740 and 329 shares)	(2,955)	(2,503)
Accumulated deficit	(22,247)	(19,810)
Accumulated other comprehensive loss	(2,136)	(2,443)

Total stockholders’ equity	43,109	45,451

	$88,635	$91,301

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$120,474	$147,929	$146,503
Cost of sales	84,466	99,940	95,683

Gross profit	36,008	47,989	50,820
Selling, general and administrative expenses	37,680	42,321	42,224
Goodwill impairment charge	—	11,247	—

Total operating expenses	37,680	53,568	42,224

Operating income (loss)	(1,672)	(5,579)	8,596
Interest expense, net	(1,274)	(1,176)	(963)

Income (loss) before income taxes	(2,946)	(6,755)	7,633
Income tax expense (benefit)	(509)	2,333	(2,121)

Net income (loss)	$(2,437)	$(9,088)	$9,754

Basic net income (loss) per share	$(0.14)	$(0.52)	$.56

Diluted net income (loss) per share	$(0.14)	$(0.52)	$.55

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2007	17,411	$1,741	$67,503	$(2,251)	$(20,476)	$(850)	$45,667
Common stock issued to Directors and Management	26	2	133	—	—	—	135
Exercise of warrants/options	116	12	150	—	—	—	162
Employee stock compensation	—	—	92	—	—	—	92
Income tax benefit from exercise of stock options	—	—	171	—	—	—	171
Comprehensive income:
Cumulative translation adjustment	—	—	—	—	—	(407)	(407)
Change in fair value of hedge, net of deferred income tax benefit of $340	—	—	—	—	—	(532)	(532)
Net income	—	—	—	—	9,754	—	9,754

Comprehensive income							8,815

Balance, December 31, 2007	17,553	1,755	68,049	(2,251)	(10,722)	(1,789)	55,042
Common stock issued to Directors	16	2	88	—	—	—	90
Exercise of warrants/options	244	24	67	—	—	—	91
Repurchases of common stock				(252)			(252)
Employee stock compensation	—	—	176	—	—	—	176
Income tax benefit from exercise of stock options	—	—	46	—	—	—	46
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	106	106
Change in fair value of hedge, net of deferred income tax benefit of $501	—	—	—	—	—	(760)	(760)
Net loss	—	—	—	—	(9,088)	—	(9,088)

Comprehensive loss							(9,742)

Balance, December 31, 2008	17,813	1,781	68,426	(2,503)	(19,810)	(2,443)	45,451
Common stock issued to Directors	42	5	55	—	—	—	60
Exercise of warrants/options	5	—	—	—	—	—	—
Repurchases of common stock	—	—	—	(452)	—	—	(452)
Employee stock compensation	—	—	180		—	—	180
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	(146)	(146)
Change in fair value of hedge, net of deferred income tax (expense) benefit of ($315)	—	—	—	—	—	453	453
Net loss	—	—	—	—	(2,437)	—	(2,437)

Comprehensive loss							(2,130)

Balance, December 31, 2009	17,860	$1,786	$68,661	$(2,955)	$(22,247)	$(2,136)	$43,109

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(2,437)	$(9,088)	$9,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,391	5,054	3,905
Amortization of deferred financing costs	41	38	153
Goodwill impairment charge	—	11,247	—
Deferred income taxes	(678)	2,161	(2,422)
Stock-based compensation	180	235	182
Provisions for doubtful accounts	328	506	482
Change in fair value of interest rate swap	(31)	(31)	(304)
Change in fair value of foreign currency contract	462	(309)	(243)
Changes in operating assets and liabilities:
Accounts receivable	1,579	1,746	(1,267)
Inventories	3,398	308	(4,254)
Prepaid expenses and other	493	129	3,371
Accounts payable, accrued liabilities and other liabilities	(1,507)	(2,904)	(256)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,219	9,092	9,101

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(613)	(7,436)	(24,947)

NET CASH USED IN INVESTING ACTIVITIES	(613)	(7,436)	(24,947)

FINANCING ACTIVITIES:
Repayments of term loans	(1,882)	(1,270)	(217)
Repayments under revolving loans	(3,425)	(79,384)	(150,852)
Borrowings under revolving loans	3,425	77,992	148,482
Borrowings under term loans	1,000	2,200	17,775
Deferred financing costs	—	—	(237)
Purchase of treasury stock through repurchase program	(451)	(252)	—
Proceeds from exercise of stock options	—	91	162
Tax benefit from employee stock options	—	46	171
Other financing activities payments	(22)	(60)	(248)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,355)	(637)	15,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,251	1,019	(810)
CASH AND CASH EQUIVALENTS, beginning of year	1,628	609	1,419

CASH AND CASH EQUIVALENTS, end of year	$6,879	$1,628	$609

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,327	$1,247	$1,059
Cash paid for income taxes, net	40	239	131
Common stock issued to directors earned in previous period	60	90	135

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2009 and 2008, the Company’s cash equivalents consisted of a money market account. The carrying value of cash equivalents approximates fair value.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Internal Use Software Costs

Pursuant to FASB ASC Topic 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with software for internal use. Capitalization of qualified costs incurred during the application development stage begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include hardware, software and services and payroll and payroll-related expenses for employees who were directly associated with developing and implementing internal use software primarily associated with the Company’s Enterprise Resource Planning system. Such costs are included within property, plant and equipment and are being amortized over 7 years. As of December 31, 2009 and 2008, the net carrying value of internal use software was $34,000 and $566,000, respectively.

Impairment of Long-Lived Assets

The Company follows the FASB issued guidance codified in ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets. If a write down were necessary, an impairment charge would be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value, as determined based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2009 and 2008.

Goodwill

At December 31, 2008, the Company performed the initial step of its impairment evaluation by comparing the fair market value of its single reporting unit to its carrying value. As the carrying amount exceeded the fair value, the second step of the impairment evaluation was performed to calculate impairment and as a result, a goodwill impairment charge of $11,247,000, the entire amount of the goodwill carrying value, was recorded effective December 31, 2008, with no corresponding tax benefit. The primary reason for the impairment charge was the reduction in the Company’s market capitalization resulting from the sustained decline of the Company’s stock price during the second half of 2008.

The following table sets forth the change in the carrying amount of goodwill for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Balance as of January 1	$—	$11,247,000
Impairment charge	—	(11,247,000)

Balance as of December 31	$—	$—

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Accrued Warranty Obligations

All products are warranted for one year of labor and for parts ranging from one to ten years depending on the part and the type of equipment. Warranty expense was $4,940,000, $4,361,000 and $5,220,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The accrued warranty obligation is recorded at the time of product sale based on management estimates, which are developed from historical information and certain assumptions about future events and are subject to change. The amount expected to be paid in the following year is classified in accrued liabilities.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Balance as of January 1	$4,208,000	$4,213,000
Payments made under warranty	(5,025,000)	(4,366,000)
Accrual for product warranties issued	4,940,000	4,361,000

Balance as of December 31	$4,123,000	$4,208,000

Derivatives

The Company follows FASB ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities,” to account for derivatives.

At December 31, 2009, derivative instruments include two interest rate swaps that hedge variable rate interest payments.

See Notes 7, 8 and 9 for further discussion of these financial instruments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying values of cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the variable rate terms of the Company’s debt instruments that are outstanding as of December 31, 2009, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

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

Concentration of Risk, Geographic Segment Data and Enterprise-Wide Disclosures

More than half of the Company’s net sales are through specialty fitness dealers and distributors. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Sales to one customer in 2009, 2008 and 2007 were 13.6%, 12.3% and 14.0% of net sales, respectively. Accounts receivable from that customer was $1,025,000 and $1,583,000 at December 31, 2009 and 2008, respectively. Sales to another customer in 2009, 2008, and 2007 were 10.6%, 10.2%, and 5.6% of net sales, respectively. Accounts receivable from that customer was $2,364,000 and $1,416,000 at December 31, 2009 and 2008, respectively. Sales to a third customer or its franchisees in 2009, 2008 and 2007 were 7.4%, 12.9% and 13.2% of net sales, respectively. Accounts receivable from that customer and its franchisees were less than $200,000 at December 31, 2009 and 2008. No other single customer accounted for more than 10% of the Company’s net sales in any of those years.

There is no single geographic area of significant concentration other than the U.S. Sales outside of North America accounted for approximately 29%, 28% and 28% of total net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Long-lived assets located in foreign countries totaled $36,000 and $51,000 at December 31, 2009 and 2008, respectively.

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

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2009	2008	2007
Cardiovascular products	$66.7	$76.8	$78.9
Strength systems	42.0	58.2	55.2
Parts	5.3	4.8	5.2
Freight and other revenue	6.5	8.1	7.2

	$120.5	$147.9	$146.5

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Advertising Costs

The Company charges advertising costs to expense as incurred. For the years ended December 31, 2009, 2008 and 2007, advertising expense was $1,763,000, $1,864,000 and $2,105,000, respectively, and is included in selling, general and administrative expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $4,545,000, $6,603,000, and $6,673,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses.

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

Net Income (Loss) per Common Share

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Year Ended December 31,
	2009	2008	2007
Net income (loss) attributable to common stockholders	$(2,437,000)	$(9,088,000)	$9,754,000

Shares used in computing basic net income (loss) per share	17,175,000	17,465,000	17,304,000
Dilutive effect of options and warrants	—	—	477,000

Shares used in computing diluted net income (loss) per share	17,175,000	17,465,000	17,781,000

For the years ended December 31, 2009, 2008 and 2007, options to purchase 577,375, 674,000 and 33,000 shares of common stock at exercise prices ranging from $1.20 to $7.37, $1.22 to $7.37 and $5.86 to $7.37 per share, respectively, were outstanding but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive.

Stock-Based Compensation

The Company records stock-based compensation to recognize the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. The Company measures the cost of employee services

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

received in exchange for an award based on the grant date fair value of the award. For 2009, the Company recorded stock-based compensation expense of $180,000, consisting of expenses related to stock options ($170,000) and stock to be issued to directors ($10,000). For 2008, the Company recorded stock-based compensation expense of $235,000, consisting of expenses related to stock options ($166,000) and stock to be issued to directors ($69,000). For 2007, the Company recorded stock-based compensation expense of $182,000, consisting of expenses related to stock options ($85,000) and stock to be issued to directors ($97,000).

The weighted average fair value of each stock option granted during the years ended December 31, 2009, 2008, and 2007 was $0.98, $3.24 and $3.26, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31
	2009	2008	2007
Risk free interest rate	2.27% - 3.05%	3.70%	3.70% - 4.67%
Expected dividend yield	—	—	—
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	68% - 70%	79%	79% - 83%
Expected volatility – weighted average	69%	79%	79%

Expected volatilities are calculated based on the historical volatility of the Company’s stock over the expected term of the option. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected term of the option is derived from the Company’s historical stock option exercise experience as it is a relevant indicator of future exercise patterns. The risk free interest rate is based on the implied yield available on the U.S, Treasury yield curve with a term approximating the expected life of the option.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

In May 2009, the FASB issued guidance codified in ASC Topic 855, “Subsequent Events”, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted guidance included in ASC 855 for the period ended June 27, 2009 and has included the appropriate disclosure in Note 16. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Effective September 26, 2009, the Company adopted Accounting Standards Update No. 2009-01, “Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles,” (ASU 2009-01). ASU 2009-01 did not change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized database. All other accounting literature excluded from ASU 2009-01 will be considered nonauthoritative. All references to authoritative accounting literature have been made in accordance with ASU 2009-01.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” (ASU 2009-13), which provides new revenue recognition guidance with respect to revenue arrangements that include multiple deliverables. This new guidance establishes a new hierarchy for allocating revenues among multiple deliverables in a multi-element arrangement. In order of preference, revenues will be allocated based on vendor specific objective evidence (VSOE), third-party evidence, or estimated selling price. Additional disclosures are required to describe the effects of adoption, including changes in how arrangement consideration is allocated or in the pattern and timing of revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and the Company has elected to early adopt for new or materially modified arrangements entered into on or after January 1, 2009. Adoption did not materially impact the Company’s consolidated financial condition, results of operations or cash flows.

Reclassifications

Certain reclassifications to prior period amounts have been made to conform to the current presentation.

NOTE 3—INVENTORIES

Inventories consist of the following:

	December 31,
	2009	2008
Raw materials	$5,180,000	$7,434,000
Work in process	2,837,000	3,140,000
Finished goods	2,037,000	2,891,000

	$10,054,000	$13,465,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2009	2008
Land	$3,129,000	$3,121,000
Building and improvements	19,881,000	18,958,000
Equipment, computers, software and furniture	24,475,000	25,886,000

	47,485,000	47,965,000
Less-accumulated depreciation	(15,650,000)	(11,414,000)

	$31,835,000	$36,551,000

Depreciation expense was $5,388,000, $5,049,000 and $3,900,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 5—OTHER ASSETS

Other assets consist of the following:

	December 31,
	2009	2008
Deferred financing costs, net	$177,000	$223,000
Other amortizable intangibles, net	11,000	14,000
Recoverable insurance claim	7,627,000	5,000,000
Other assets	166,000	53,000

	$7,981,000	$5,290,000

Amortization expense of other intangibles was $3,000, $5,000 and $5,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The remaining balance of other amortizable intangibles of $11,000 at December 31, 2009 will be amortized through 2014.

In connection with the financings described in Note 7, the Company incurred debt issuance costs consisting of brokerage fees and legal fees, which are included within other assets at December 31, 2009 and December 31, 2008, net of accumulated amortization. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. Interest expense related to deferred financing costs was $41,000, $38,000 and $153,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, the Company accrued $7,627,000 and $5,000,000, respectively, (in other liabilities) for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies (see Note 14). On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2009	2008
Current portion of warranty reserves	$2,711,000	$2,830,000
Self insurance reserves	2,773,000	2,226,000
Litigation reserve and professional fees	387,000	311,000
Customer deposits	1,870,000	1,973,000
Payroll related	1,524,000	1,657,000
Lease contingency reserve	1,114,000	947,000
Other	1,667,000	2,042,000

	$12,046,000	$11,986,000

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2009	2008
Citizens revolving credit loan	$—	$—
Citizens real estate loan	11,743,000	12,263,000
Wachovia term loans	5,863,000	6,225,000

	17,606,000	18,488,000
Less—current portion	(2,415,000)	(1,882,000)

	$15,191,000	$16,606,000

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

In July 2007, the Company entered into a Loan Agreement (the “Wachovia Loan Agreement”) with Wachovia Bank, NA (“Wachovia”), which was supplemented and modified in March 2008 and March and December 2009. The Wachovia Loan Agreement as supplemented and modified provides for three term loans, the proceeds of which have financed the acquisition of machinery and equipment. $5,000,000 was advanced pursuant to the initial term loan, $1,975,000 was advanced pursuant to the second term loan and $1,000,000 was advanced pursuant to the third term loan. The principal of the initial term loan is to be retired by sixty equal monthly principal payments that commenced March 1, 2008 with a maturity date of March 1, 2013, the principal of the second term loan is to be retired by sixty equal monthly principal payments which commenced January 1, 2009 with a maturity date of January 1, 2014 and the principal of the third term loan is to be retired by twenty four equal monthly principal payments which commenced January 1, 2010 with a maturity date of December 1, 2011. The Wachovia term loans are secured by the Company’s equipment.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT  (continued)

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

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens real estate loan prior to April 1, 2009, bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Wachovia initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these loans bore interest at LIBOR plus 2.25%. The third Wachovia term loan prior to June 30, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, each Wachovia term loan bears interest at LIBOR plus 3.5%. LIBOR was .23% at December 31, 2009.

The average outstanding revolving loan balance during 2009, 2008, and 2007 was $859,000, $468,000 and $4,770,000, respectively, and the weighted average interest rate was 1.77%, 4.20% and 7.80%, respectively. Interest expense on the revolving loans was $50,000, $83,000 and $448,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense on the Wachovia term loans was $332,000, $267,000 and $71,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Interest expense on the Citizens real estate loan was $963,000, $883,000 and $467,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Citizens and Wachovia credit facilities require the Company to maintain various financial covenants. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were in each case waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wachovia amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the two Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. The Company at December 31, 2009 was in compliance, and believes that it will remain in compliance for the foreseeable future, with each credit facility’s financial covenants.

The Company’s credit agreements contain cross default provisions to each other.

At December 31, 2009, there were no outstanding revolving credit loans, a $11,743,000 real estate loan and $5,863,000 in term loans. Availability under the revolving loan fluctuates daily based on the borrowing base. At December 31, 2009, there was $5,000,000 unused availability under the revolving line of credit. The Company believes that the availability under the revolving line of credit together with the Company’s anticipated cash flows are sufficient to fund its general working capital and capital expenditure needs for at least the next 12 months.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT  (continued)

At December 31, 2009 long-term debt maturities are as follows:

2010	$2,415,000
2011	2,415,000
2012	1,915,000
2013	1,165,000
2014	9,696,000

17,606,000
Less current portion of long-term debt	(2,415,000)

$15,191,000

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In March 2007, the Company entered into a series of 13 monthly forward contracts that began on April 30, 2007, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $290,000 each month. In November, 2007, the Company entered into a series of 13 monthly forward contracts that began on May 30, 2008, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $309,000 each month. This agreement was amended February 9, 2009 whereby the existing contract ended February 27, 2009. In February 2009, the Company entered into a series of 10 monthly forward contracts that began on March 31, 2009, whereby the Company paid a bank 130,000 British Sterling and the bank paid the Company $214,000 each month. This series of contracts ended on December 31, 2009.

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 6.95%, from April 1, 2009 to June 30, 2009 equaled 8.00% and after June 30, 2009 throughout the duration of the loan, the rate equals 8.25% or 8.75% based on a performance grid. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The change in fair value of the swap resulted in income of $289,000 for the six months ended June 30, 2007. Effective June 27, 2007, the Company designated the interest rate swap as a hedging instrument and, accordingly, changes in the fair value of this swap after such date are recorded as a component of accumulated other comprehensive loss.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES  (continued)

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

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	December 31, 2009	December 31, 2008	Balance Sheet Location	December 31, 2009	December 31, 2008	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate swap agreements	$—	$—	—	$1,505,000	$2,304,000	Other Liabilities

Derivatives not designated as hedging instruments
			Prepaid expenses and other
Foreign currency forward contracts	$—	$462,000		$—	$—	—

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the years ended December 31, 2009, 2008, and 2007, respectively.

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax Year Ended December 31
	2009	2008	2007
Interest rate swap agreements	$453,000	$(760,000)	$(532,000)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss Into Income Year Ended December 31
	2009	2008	2007
Interest rate swap agreements	$(811,000)	$(428,000)	$(34,000)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES  (continued)

Derivatives Not Designated as Heading Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives
	Year Ended December 31
	2009	2008	2007
Foreign currency forward contracts	$(462,000)	$309,000	$243,000	Selling, general and administrative expenses

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, therefore the Company had no exposure to its counterparties as of December 31, 2009.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $171,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments (discussed below). The carrying values of cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments that are outstanding as of December 31, 2009 and December 31, 2008, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at December 31, 2009
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$1,505,000	—	$1,505,000	—

The valuation of the interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at December 31, 2009.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock, in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program does not have an expiration date. Pursuant to its credit facilities, the Company is currently restricted in making further purchases of its shares. For the year ended December 31, 2009, the Company purchased 411,200 shares for $451,000 pursuant to this program. Through December 31, 2009, 531,200 shares had been repurchased under this program with an aggregate cost of $703,000. This stock repurchase is recorded in treasury stock on the consolidated balance sheet.

At December 31, 2009, there are 1,358,375 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options.

Warrants

In July 2009, five warrant holders exercised in full their respective warrants to purchase an aggregate of 5,750 shares of common stock of the Company. Pursuant to the net exercise provisions of these warrants, the Company issued 5,196 shares of its common stock to the warrant holders. These warrants were issued in connection with the Company’s 2004 private placement.

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

Comprehensive Income (Loss)

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY  (continued)

The following summarizes the components of accumulated other comprehensive loss at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Cumulative translation adjustment	$(1,297)	$(1,151)
Change in fair value of interest rate hedge (net of tax) (1)	(839)	(1,292)

Total	$(2,136)	$(2,443)

(1)	Net of deferred income tax asset of $526,000 and $841,000 at December 31, 2009 and 2008, respectively.

Stock Options

2005 Omnibus Incentive Plan

Cybex’s 2005 Omnibus Incentive Plan (the “Omnibus Plan”) is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The Company reserved 1,000,000 shares of common stock for issuance pursuant to the Omnibus Plan. A registration statement has been filed for the Omnibus Plan and the Company provides newly-issued shares of registered common stock upon the exercise of options and upon stock grants under the Omnibus Plan. The Omnibus Plan was amended at the 2007 Annual Meeting to provide for one-time stock awards to newly elected nonemployee directors and that stock options or stock appreciation rights granted under the Omnibus Plan will automatically vest upon the death of the holder.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY  (continued)

A summary of the status of the Company’s stock option plans as of December 31, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2009	674,375	$2.80
Granted	40,000	1.53
Exercised	—	—
Cancelled/Forfeited	(137,000)	3.44

Outstanding at December 31, 2009	577,375	$2.57	5.12	$—

Options exercisable at December 31, 2009	459,750	$2.24	4.30	$—

Options vested and expected to vest at December 31, 2009	569,570	$2.55	5.08	$—

The intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $0, $138,000, and $527,000, respectively.

As of December 31, 2009, there was $338,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.05 years.

The options generally vest over a three to five year period (with some subject to cliff vesting). At December 31, 2009, there are 781,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

Information with respect to options outstanding under the Company’s plans as of December 31, 2009 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.20—$1.51	293,375	$1.26	4.23	273,375	$1.26
1.70—1.90	92,000	1.76	2.99	77,000	1.75
3.00—3.70	13,000	3.54	3.49	13,000	3.54
4.56	146,500	4.56	8.01	72,625	4.56
5.86—7.37	32,500	7.25	6.90	23,750	7.29

	577,375	$2.57	5.12	459,750	$2.24

Stock Retainer Plan for Nonemployee Directors

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provided that each nonemployee director received 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock could be issued under the 2002 Plan. The January 2009 issuance of shares

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY  (continued)

under the 2002 Plan which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation. At December 31, 2009, there are no shares available for future issuance pursuant to the 2002 Plan. The issuance of shares as partial payment of annual retainers resulted in expense being recognized based on the fair market value of such shares. The Company recorded stock-based compensation expense of $0, $60,000 and $90,000 for the years ended December 31, 2009, 2008 and 2007, respectively, related to the 2002 Plan. In January 2009, the Company issued 18,270 shares of common stock to the directors, which had a fair value of $60,000, related to directors fees earned in 2008, which were included in accrued liabilities at December 31, 2008. In January 2008, the Company issued 16,157 shares of common stock to the directors, which had a fair value of $90,000, related to directors fees earned in 2007, which were included in accrued liabilities at December 31, 2007. In January 2007, the Company issued 7,511 shares of common stock to the directors, which had a fair value of $47,000, related to directors fees earned in 2006, which were included in accrued liabilities at December 31, 2006.

NOTE 11—INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
Domestic	$(2,261,000)	$(5,137,000)	$7,872,000
Foreign	(685,000)	(1,618,000)	(239,000)

	$(2,946,000)	$(6,755,000)	$7,633,000

The income tax (benefit) provision consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$65,000	$64,000
State	50,000	66,000	44,000

	50,000	131,000	108,000

Deferred:
Federal	(855,000)	2,013,000	(2,657,000)
State	296,000	189,000	428,000

	(559,000)	2,202,000	(2,229,000)

	$(509,000)	$2,333,000	$(2,121,000)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (continued)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2009	2008	2007
Tax (benefit) at statutory rate	$(1,001,000)	$(2,297,000)	$2,595,000
Impact of foreign taxes	41,000	97,000	10,000
State income taxes, net	220,000	169,000	435,000
Federal research and development tax credit	(121,000)	(126,000)	—
Change in unrecognized tax benefits	156,000	109,000	45,000
Non-deductible goodwill impairment charge	—	3,824,000	—
Other permanent differences, primarily meals and entertainment and stock option expense	173,000	19,000	171,000
Change in valuation allowance	23,000	538,000	(5,377,000)

	$(509,000)	$2,333,000	$(2,121,000)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008
Deferred tax assets (liabilities):
Net operating loss and credit carryforwards	$9,036,000	$8,485,000
Warranty reserves	1,545,000	1,618,000
Other accruals and reserves	2,603,000	2,253,000
Bad debt and lease loss reserves	892,000	814,000
Intangibles	1,963,000	2,517,000
Other, net	674,000	1,014,000

Total deferred tax assets	16,713,000	16,701,000
Depreciation	(1,372,000)	(1,652,000)
Valuation allowance	(1,486,000)	(1,666,000)

	$13,855,000	$13,383,000

At December 31, 2009, the Company had U.S. federal net operating loss carryforwards, which are scheduled to expire as follows:

2020	$4,870,000
2021	5,528,000
2022	4,354,000
2023 and thereafter	2,736,000

$17,488,000

In addition, the Company has foreign net operating loss carryforwards of $5,111,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $666,000, which do not expire, federal research and development tax credit carryforwards of $277,000, which began to expire in 2021 and various net operating loss and credit carryforwards for state tax purposes.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (continued)

In 2002, the Company established a full valuation allowance against its net deferred tax assets. Management, on a quarterly basis, revaluates the need for this valuation based upon the existence of various factors. Based on this re-evaluation, the Company reduced the valuation allowance by $5,377,000 in 2007.

Approximately $36,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $39,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various accruals.

The net deferred tax asset balance of $13,855,000 at December 31, 2009 represents the amount that management believes is more-likely-than-not to be realized, and the remaining valuation allowance at December 31, 2009 is $1,486,000. Management will continue to assess the need for the remaining valuation allowance in future periods.

The Company adopted the provisions of FASB ASC 740-10-15, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. There was no impact on the Company’s financial position upon adoption, and the changes through December 31, 2009 are described below.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2004.

The Company has evaluated any uncertain tax positions in its federal income tax return, United Kingdom return and the state tax returns it is currently filing. The Company has also made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis, the Company has recorded an unrecognized tax liability.

A reconciliation of the beginning and ending balance of the unrecognized tax liability is as follows:

	Year Ended December 31
	2009	2008	2007
Balance as of January 1	$249,000	$174,000	$—
Increases for tax positions related to the current year	86,000	78,000	5,000
Increases (decreases) for tax positions related to the prior year	(45,000)	(3,000)	169,000

Balance as of December 31	$290,000	$249,000	$174,000

The entire amount of the unrecognized tax liability for all years would impact the effective tax rate if recognized. Consistent with its current policy, the Company will include any interest and penalties related to uncertain tax positions as a component of selling, general and administrative expense. There are no amounts accrued for interest or penalties through December 31, 2009.

NOTE 12—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2009, 2008 and 2007, the Company paid $402,000, $335,000 and $423,000, respectively, to a law firm of which one of the directors of the Company is a member.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—RELATED PARTY TRANSACTIONS (continued)

John Aglialoro, Joan Carter, and UM Holdings Ltd. (“UM”) are related parties which collectively own approximately 45% of the Company’s common shares.

Mr. Aglialoro has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. He received salaries of $518,000, $536,000 and $486,000 for 2009, 2008 and 2007, respectively.

UM provides certain office support services for which the Company reimbursed UM at the rate of $145,000, $145,000 and $78,000 during 2009, 2008, and 2007, respectively. At December 31, 2009, the Company owed UM $15,000 for services. At December 31, 2008, the Company had a credit of $42,000 relating to the UM service fees.

NOTE 13—GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At December 31, 2009, the maximum contingent liability under all recourse and guarantee provisions was $6,386,000. A reserve for estimated losses under recourse provisions of $1,030,000 and $885,000 has been recorded based on historical experience and review of specific leases in default, and is included in accrued liabilities at December 31, 2009 and 2008, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $84,000 and $62,000 at December 31, 2009 and December 31, 2008, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2014 for equipment and property under noncancelable operating leases. Future minimum payments under these leases at December 31, 2009 are as follows:

Operating
2010	$465,000
2011	145,000
2012	81,000
2013	24,000
2014	6,000

Total	$721,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

Rent expense under all operating leases for the years ended December 31, 2009, 2008 and 2007 was $582,000, $579,000 and $1,008,000, respectively.

Royalty Agreement

In connection with the settlement of a license dispute, the Company was required to make minimum royalty payments through November 2012. The interest expense portion of the minimum royalty payments in the year ended December 31, 2007 was $141,000. On December 27, 2007, the Company entered into a patent purchase agreement pursuant to which it agreed to purchase the licensed patents and all rights associated therewith, including the obligation to make future minimum royalty payments of $1,400,000, for a purchase price of $1,000,000. As a result of this transaction, all obligations of the Company under the license agreement, including minimum royalty payments, were satisfied in full. The Company recorded a $400,000 gain in the fourth quarter of 2007 in connection with this transaction. This amount is recorded as a reduction to selling, general and administrative expenses in the consolidated statement of operations.

Purchase Obligations

The Company is required to make purchases of goods and services, principally for purchase order obligations, an endorsement agreement and capital expenditures, that are legally binding of $13,177,000 in 2010, $4,398,000 in 2011, $300,000 in 2012, $400,000 in 2013 and $500,000 in 2014.

Product Liability

Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Management believes that the outcome of known product liability claims will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company’s product liability insurance is on a claims made basis and currently provides an aggregate of $10,000,000 of annual coverage ($5,000,000 annual coverage for claims made prior to December 1, 2008). These policies include a deductible of $250,000 on claims made after December 1, 2008 with an annual aggregate deductible of $1,000,000 (for claims made prior to December 1, 2008, a $100,000 deductible with an annual aggregate deductible of $750,000). Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. Actual results may vary from management’s estimates.

As of December 31, 2009 and 2008, the Company accrued $7,627,000 and $5,000,000, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. This accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at December 31, 2009 and 2008.

Litigation

United Leasing, Inc. v. Cybex International, Inc., et al.

The Company on February 25, 2009 was served with an Amended Complaint which added the Company and its wholly owned subsidiary, Cybex Capital Corp. (collectively with the Company referred to herein as Cybex), as additional defendants in this action originally venued in the Circuit Court for Williamson County,

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

State of Tennessee. The plaintiff, United Leasing, Inc., provided a series of lease financings for the sale of Cybex equipment to a purchaser/lessee which has since entered bankruptcy, many of which sales were made by an independent dealer, also a defendant in the action. The plaintiff alleges that it was induced to finance in excess of the purchase price for certain of the equipment based primarily upon alleged rebates to the purchaser/lessee made by the independent dealer. Cybex Capital assisted in the lease financing and the plaintiff now asserts that Cybex participated in the alleged scheme. The Amended Complaint included claims for breach of contract, conversion, intentional/fraudulent misrepresentation, fraudulent concealment and civil conspiracy. The plaintiff seeks from Cybex an unspecified amount of compensatory and punitive damages, including repurchase of the leases; damages in the amount of the alleged rebates, stated to be at least $350,000; payment of the lease guarantees, stated to be at least $365,000 plus one-half of the remaining balance of one lease; and interest, costs and counsel fees.

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting limited guarantees of certain of the leases at issue had been provided. While Cybex has asserted that the plaintiff’s acts and omissions have relieved Cybex of liability under the lease guarantees, a reserve for the estimated amount of the guarantee obligation is included in accrued liabilities at December 31, 2009, should it be determined that Cybex remains responsible thereunder.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Employment Agreements

The Company has entered into employment agreements with its named executive officers. Under these agreements, the employment may be terminated with or without cause at any time. In the event that the Company terminates the officer’s employment other than “for cause” the Company is obligated to continue normal salary payments for periods generally varying from one to two years. The employment agreements generally provide that upon a change of control, as defined, the officer may in certain events resign and receive the severance which would have been payable upon a non-cause termination. The maximum aggregate exposure under these agreements is $2,795,000 as of December 31, 2009.

NOTE 15—BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company during 2008 and 2007 and a portion of 2009 matched 50% of the first 4% of the employee’s eligible compensation contributions. Matching contributions by the Company to the plan were $57,000, $362,000, and $343,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Effective March 1, 2009, the Company elected to suspend the Company match. Additionally, the Company may make discretionary contributions to the plan. No discretionary contributions were made for the years ended December 31, 2009, 2008 or 2007.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SUBSEQUENT EVENTS

As discussed in Note 2, Recent Accounting Pronouncements, the Company has evaluated subsequent events from December 31, 2009. There were no subsequent events required to be recognized or disclosed in the financial statements.

NOTE 17—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2009 and 2008:

	2009 Quarter Ended
	March 28	June 27	September 26	December 31
Sales	$28,922,000	$27,755,000	$28,986,000	$34,811,000
Gross profit	7,899,000	7,145,000	9,157,000	11,807,000
Net income (loss)	(1,407,000)	(2,104,000)	81,000	993,000
Basic net income (loss) per share	(0.08)	(0.12)	0.00	.06
Diluted net income (loss) per share	(0.08)	(0.12)	0.00	.06

	2008 Quarter Ended
	March 29	June 28	September 27	December 31
Sales	$39,780,000	$33,136,000	$35,753,000	$39,260,000
Gross profit	14,172,000	10,656,000	11,551,000	11,610,000
Net income (loss)	1,318,000	128,000	340,000	(10,874,000	)(a)
Basic net income (loss) per share (a)(b)	.08	.01	.02	(.62	)(a)
Diluted net income (loss) per share (a)(b)	.07	.01	.02	(.62	)(a)

(a)	Includes a non-cash non-tax deductible goodwill impairment charge of $11,247,000 or $.64 per diluted share, triggered by declines in the Company’s stock price in the period.
(b)	The sum of the quarterly net income per share amounts do not equal the amount for the full year due to the use of weighted average shares for each period, and rounding.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions	Write-offs	Balance at End of Period
For the year ended December 31, 2009
Allowance for doubtful accounts	$1,215,000	$328,000	$181,000	$1,362,000

For the year ended December 31, 2008
Allowance for doubtful accounts	$953,000	$506,000	$244,000	$1,215,000

For the year ended December 31, 2007
Allowance for doubtful accounts	$797,000	$482,000	$326,000	$953,000

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management evaluated the internal control over financial reporting of the Company as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

/s/ JOHN AGLIALORO	/s/ ARTHUR W. HICKS, JR.
Chairman and Chief Executive Officer	President, Chief Operating Officer and Chief Financial Officer

March 2, 2010

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

The information set forth under the sections captioned “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this report.

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

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Audit Committee Matters—Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as a part of this report:

Financial Statements

(a)		Consolidated Financial Statements and Financial Statement Schedule of the Company are set forth on Page F-1, Part II, Item 8 hereof and are incorporated by reference herein.
Exhibits

	3(a)(1)	Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

	3(a)(4)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	3(a)(5)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (the “June 2003 10-Q”).

	3(a)(6)	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 4, 2005, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2005.

	3(b)(1)	By-Laws of the Company, as amended (the “By-Laws”), incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987.

	3(b)(2)	Amendment to the By-Laws, adopted November 7, 2007, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 7, 2007.

	10(a)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).*

	10(b)(1)	2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2005 (the “May 6, 2005 Form 8-K”).*

	10(b)(2)	Amendment No. 1 to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed May 9, 2007 (the “May 9, 2007 Form 8-K”).*

	10(c)(1)	2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10(k) to the 2001 Form 10-K.*

	10(c)(2)	Amendment to 2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005.*

10(d)	Employment Agreement dated April 8, 2003, between the Company and John Aglialoro, incorporated by reference to Exhibit 10.4 to the June 2003 10-Q.*

10(e)	Amended and Restated Management Employment Agreement, dated as of January 1, 2006, between the Company and Ray Giannelli, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2006 (the “February 22, 2006 Form 8-K”).*

10(f)	Management Employment Agreement dated February 22, 2006, between the Company and Arthur W. Hicks, Jr., incorporated by reference to Exhibit 10.3 to the February 22, 2006 Form 8-K.*

10(g)	Management Employment Agreement between the Company and Edward Kurzontkowski, incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).*

10(h)	Management Employment Agreement between the Company and Galen S. Lemar, incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).*

10(i)	Management Employment Agreement between the Company and Ed Pryts, incorporated by reference to Exhibit 10(cc) to the 2006 Form 10-K.*

10(j)	Management Employment Agreement between the Company and John Young, incorporated by reference to Exhibit 10(dd) to the 2006 Form 10-K.*

10(k)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.4 to the September 2004 10-Q.*

10(l)	Form of Non-Qualified Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.5 to the September 2004 10-Q.*

10(m)	Form of Non-Assignable Incentive Stock Option Agreement pursuant to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the May 6, 2005 Form 8-K.

10(n)	Form of Non-Assignable Non-Qualified Stock Option Agreement pursuant to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the May 6, 2005 Form 8-K.

10(o)	Form of Restricted Stock Award Agreement for Newly-Elected Non-Employee Director, incorporated by reference to Exhibit 99.2 to the Current Report on the May 9, 2007 Form 8-K.*

10(p)	Form of Notification of Participation - 2010 Management Incentive Compensation Bonus Program (CEO Level), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2010 (the “February 18, 2010 Form 8-K”).*

10(q)	Form of Notification of Participation - 2010 Management Incentive Compensation Bonus Program (President Level), incorporated by reference to Exhibit 10.2 to the February 18, 2010 Form 8-K.*

10(r)	Form of Notification of Participation - 2010 Management Incentive Compensation Bonus Program (Senior Vice-President Level), incorporated by reference to Exhibit 10.3 to the February 18, 2010 Form 8-K.*

10(s)	Tri-Party Agreement, dated August 22, 2006, among the Company, First Industrial Development Services, Inc. and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “ September 2006 10-Q”).

10(t)	Business Subsidy Agreement, dated August 22, 2006, between the Company and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.4 to the September 2006 10-Q.

10(u)(1)	Loan Agreement, dated as of October 17, 2006, between the Company and Citizens Bank of Massachusetts, incorporated by reference to Exhibit 10.5 to the September 2006 10-Q.

10(u)(2)	Credit Agreement, dated July 2, 2008, by and between RBS Citizens, National Association and the Company, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

10(u)(3)	Amendment No. 1 to Credit Agreement, dated August 31, 2008, by and between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 (the “September 2008 10-Q”).

10(u)(4)	Modification Agreement, dated May 4, 2009 between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009.

10(u)(5)	Modification Agreement, dated August 13, 2009, between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2009 (the “September 2009 10-Q”).

10(v)(1)	Loan Agreement, dated July 30, 2007, with Wachovia Bank, NA, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10(v)(2)	Loan Modification Agreement dated April 23, 2009, between Wachovia Bank, National Association and Cybex International, Inc., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009.

10(v)(3)	Loan Modification Agreement dated July 28, 2009, between Wachovia Bank, National Association and Cybex International, Inc., incorporated by reference to Exhibit 10.2 to the September 2009 10-Q.

10(v)(4)	Loan Modification Agreement dated September 24, 2009, between Wachovia Bank, National Association and Cybex International, Inc., incorporated by reference to Exhibit 10.3 to the September 2009 10-Q.

10(v)(5)	Loan Modification Agreement dated December 24, 2009, between the Company and Wachovia Bank, N.A. (Filed herewith).

10(w)	Promissory Note dated March 25, 2008, in a principal amount of up to $3,000,000, from the Company to Wachovia Bank, N.A., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 (the “March 2008 10-Q”).

10(x)	Promissory Note dated March 2, 2009, in a principal amount of up to $1,000,000, from the Company to Wachovia Bank, N.A., incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K.

10(y)	Office Services Agreement, dated as of January 1, 2006, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 4, 2006.

10(z)	Termination Agreement, dated September 8, 2008, among the Company, eNova Group Limited Liability Company, Stephen M. Williams and Roy Simonson, incorporated by reference to Exhibit 10.2 to the September 2008 10-Q.

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Independent Registered Public Accounting Firm—KPMG LLP (Filed herewith).

31(a)	Certification of Chief Executive Officer (Filed herewith).

31(b)	Certification of President, Chief Operating and Chief Financial Officer (Filed herewith).

32(a)	Certification of Chief Executive Officer pursuant to Section 1350 (Filed herewith).

32(b)	Certification of President, Chief Operating and Chief Financial Officer pursuant to Section 1350 (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC. (Registrant)

By:	/S/ JOHN AGLIALORO
John Aglialoro
Chairman

March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	March 2, 2010

/S/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director, President, Chief Operating Officer and Chief Financial Officer (principal financial officer)	March 2, 2010

/S/ JAMES M. AHEARN James M. Ahearn	Treasurer (principal accounting officer)	March 2, 2010

/S/ JAMES H. CARLL James H. Carll	Director	March 2, 2010

/S/ JOAN CARTER Joan Carter	Director	March 2, 2010

/S/ JERRY LEE Jerry Lee	Director	March 2, 2010

/S/ MILTON LEONTIADES, PH.D. Milton Leontiades, Ph.D.	Director	March 2, 2010

/S/ JOHN MCCARTHY John McCarthy	Director	March 2, 2010

/S/ HARVEY MORGAN Harvey Morgan	Director	March 2, 2010

/S/ ROBERT E. SMYTH Robert E. Smyth	Director	March 2, 2010