Form 10-Q
period 2010-03-27
CYBEX INTERNATIONAL INC
filed 2010-05-03
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 27, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On May 3, 2010, the Registrant had outstanding 17,120,383 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Net sales	$26,116	$28,922
Cost of sales	16,650	21,023

Gross profit	9,466	7,899

Selling, general and administrative expenses	10,258	9,863

Operating loss	(792)	(1,964)
Interest expense, net	322	277

Loss before income taxes	(1,114)	(2,241)
Income tax benefit	(361)	(834)

Net loss	$(753)	$(1,407)

Basic and diluted net loss per share	$(0.04)	$(0.08)

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 27, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,832	$6,879
Accounts receivable, net of allowance of $1,410 and $1,362	12,961	16,815
Inventories	11,575	10,054
Prepaid expenses and other	1,157	1,216
Deferred income taxes	5,040	5,040

Total current assets	37,565	40,004
Property, plant and equipment, net	31,068	31,835
Deferred income taxes	9,113	8,815
Other assets	5,261	7,981

	$83,007	$88,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,415	$2,415
Accounts payable	3,786	4,436
Accrued liabilities	11,082	12,046

Total current liabilities	17,283	18,897
Long-term debt	14,587	15,191
Other liabilities	8,772	11,438

Total liabilities	40,642	45,526

Commitments (Notes 4 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,860 shares issued	1,786	1,786
Additional paid-in capital	68,719	68,661
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(23,000)	(22,247)
Accumulated other comprehensive loss	(2,185)	(2,136)

Total stockholders’ equity	42,365	43,109

	$83,007	$88,635

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
OPERATING ACTIVITIES:
Net loss	$(753)	$(1,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,171	1,432
Amortization of deferred financing costs	10	10
Deferred income taxes	(286)	(733)
Stock-based compensation	57	44
Provision for doubtful accounts	62	69
Change in fair value of interest rate swap	(8)	(8)
Change in fair value of foreign currency contract	—	189
Changes in operating assets and liabilities:
Accounts receivable	3,801	65
Inventories	(1,521)	(1,425)
Prepaid expenses and other	94	210
Accounts payable, accrued liabilities and other liabilities	(1,671)	(766)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	956	(2,320)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(399)	(98)

NET CASH USED IN INVESTING ACTIVITIES	(399)	(98)

FINANCING ACTIVITIES:
Repayments of term loans	(604)	(446)
Borrowings under term loans	—	1,000
Borrowings under revolving loans	—	1,675
Purchase of common stock through repurchase program	—	(428)
Other financing activity payments	—	(16)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(604)	1,785

DECREASE IN CASH AND CASH EQUIVALENTS	(47)	(633)

CASH AND CASH EQUIVALENTS, beginning of period	6,879	1,628

CASH AND CASH EQUIVALENTS, end of period	$6,832	$995

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$341	$291
Cash paid for income taxes, net	10	8
Common stock issued to directors earned in previous period (Note 5)	—	60

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2010 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued amended guidance addressing revenue arrangements with multiple deliverables. This new guidance establishes a new hierarchy for allocating revenues among multiple deliverables in a multi-element arrangement. In order of preference, revenues will be allocated based on vendor specific objective evidence (VSOE), third-party evidence, or estimated selling price. Additional disclosures are required to describe the effects of adoption, including changes in how arrangement consideration is allocated or in the pattern and timing of revenue recognition. This guidance is effective for fiscal years beginning on or after June 15, 2010, and the Company has elected to early adopt for new or materially modified arrangements entered into on or after January 1, 2009. Adoption did not materially impact the Company’s consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued guidance to require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, this guidance clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance on January 1, 2010 and included the appropriate disclosures in Note 9. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 14.1% and 14.9% of consolidated net sales for the three months ended March 27, 2010 and March 28, 2009, respectively. Accounts receivable from this customer were $913,000 and $1,025,000 at March 27, 2010 and December 31, 2009, respectively. Sales to another customer represented 7.9% and 10.0% of consolidated net sales for the three months ended March 27, 2010 and March 28, 2009, respectively. Accounts receivable from this customer were $673,000 and $2,364,000 at March 27, 2010 and December 31, 2009, respectively. No other single customer accounted for more than 10% of the Company’s net sales in these periods.

Sales outside of North America accounted for 32% and 28% of consolidated net sales for the three months ended March 27, 2010 and March 28, 2009, respectively. No single country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for certain of its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At March 27, 2010, the maximum contingent liability under all recourse and guarantee provisions was approximately $6,446,000. A reserve for estimated losses under recourse provisions of $690,000 and $710,000 has been recorded based on historical experience and is included in accrued liabilities at March 27, 2010 and December 31, 2009, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $63,000 and $84,000 at March 27, 2010 and December 31, 2009, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, the Company provides a warranty on its products for labor of one year and for parts ranging from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates, which are developed from historical information, and certain assumptions about future events are subject to change.

The following table sets forth the change in the liability for product warranties during the three months ended March 27, 2010:

Balance as of January 1, 2010	$4,123,000
Payments made under warranty	(1,050,000)
Accrual for product warranties issued	654,000

Balance as of March 27, 2010	$3,727,000

NOTE 5 – STOCK-BASED COMPENSATION

The Company records stock-based compensation to recognize the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. The Company measures the cost of employee services received in exchange for an award based on the grant date fair value of the award. For the three months ended March 27, 2010, the Company recorded stock-based compensation expense of $57,000, consisting of expenses related to stock options ($52,000) and stock issued to directors ($5,000). For the three months ended March 28, 2009, the Company recorded stock-based compensation expense of $44,000, consisting of expenses related to stock options ($41,000), and stock issued to a director ($3,000).

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

A summary of the status of the Company’s stock option plans as of March 27, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2010	577,375	$2.57
Granted	228,000	1.17
Exercised	—	—
Cancelled/Forfeited	(8,250)	2.48

Outstanding at March 27, 2010	797,125	$2.17	6.18	$197,000

Options exercisable at March 27, 2010	456,875	$2.24	4.14	$93,000

Options vested and expected to vest at March 27, 2010	765,629	$2.19	6.17	$186,000

The intrinsic value of options exercised for the three months ended March 27, 2010 and March 28, 2009, was $0.

As of March 27, 2010, there was $458,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.6 years.

At March 27, 2010, there are 553,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provided that each nonemployee director received 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock could be issued under the 2002 Plan. The January 2009 issuance of shares under the 2002 Plan, which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At March 27, 2010, there are no shares available for future issuance pursuant to the 2002 Plan. During the quarter ended March 28, 2009, the Company issued 18,270 shares of common stock to the directors, which had a fair value of $60,000, related to director’s fees earned in 2008, which were included in accrued liabilities at December 31, 2008.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	March 27, 2010	December 31, 2009
Raw materials	$5,668,000	$5,180,000
Work in process	3,347,000	2,837,000
Finished goods	2,560,000	2,037,000

	$11,575,000	$10,054,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 27, 2010	December 31, 2009
Citizens revolving credit loan	$—	$—
Citizens real estate loan	11,613,000	11,743,000
Wells Fargo term loans	5,389,000	5,863,000

	17,002,000	17,606,000
Less – current portion	(2,415,000)	(2,415,000)

	$14,587,000	$15,191,000

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement dated as of October 17, 2006 (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The principal of the mortgage loan is to be retired by eighty three equal monthly payments of $43,000 along with a balloon payment of $9,403,000 at June 28, 2014. The loan is secured by the Owatonna real estate and is cross-collateralized by the Company’s accounts receivable and inventory.

In July 2007, the Company entered into a Loan Agreement (the “Wells Fargo Loan Agreement”) with Wells Fargo Bank, NA, formerly named Wachovia Bank, NA (“Wells Fargo”), which was supplemented and modified in March 2008, March 2009 and December 2009. The Wells Fargo Loan Agreement as supplemented and modified provides for three term loans, the proceeds of which have financed the acquisition of machinery and equipment. $5,000,000 was advanced pursuant to the initial term loan, $1,975,000 was advanced pursuant to the second term loan and $1,000,000 was advanced pursuant to the third term loan. The principal of the initial term loan is to be retired by sixty equal monthly principal payments that commenced March 1, 2008 with a maturity date of March 1, 2013, the principal of the second term loan is to be retired by sixty equal monthly principal payments which commenced January 1, 2009 with a maturity date of January 1, 2014 and the principal of the third term loan is to be retired by twenty four equal monthly principal payments which commenced January 1, 2010 with a maturity date of December 1, 2011. The Wells Fargo term loans are secured by the Company’s equipment.

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. Availability under the revolving loan fluctuates daily based on the borrowing base. At March 27, 2010, there was $3,640,000 unused availability under the revolving line of credit. The Company believes that the availability under the revolving line of credit together with the Company’s anticipated cash flows are sufficient to fund its general working capital and capital expenditure needs for at least the next 12 months. The revolving line of credit is available to July 1, 2011 and is secured by the Company’s accounts receivable and inventory.

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens real estate loan prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Wells Fargo initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these loans bore interest at LIBOR plus 2.25%. The third Wells Fargo term loan prior to June 30, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, each Wells Fargo term loan bears interest at LIBOR plus 3.5%. LIBOR was .25% at March 27, 2010.

The average outstanding revolving loan balance for the three months ended March 27, 2010 and March 28, 2009 was $0 and $1,199,000, respectively, and the weighted average interest rate for the three months ended March 28, 2009 was 1.72%. Interest expense, including an unused availability fee on the revolving loans, was $6,000 and $11,000 for the three months ended March 27, 2010 and March 28, 2009, respectively. Interest expense on the Wells Fargo term loans was $83,000 and $68,000 for the three months ended March 27, 2010 and March 28, 2009, respectively. Interest expense on the Citizens real estate loan was $252,000 and $214,000 for the three months ended March 27, 2010 and March 28, 2009, respectively.

The Citizens and Wells Fargo credit facilities require the Company to maintain various financial covenants. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wells Fargo amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the two Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. The Company at March 27, 2010 was in compliance, and believes that it will remain in compliance for the foreseeable future, with each credit facility’s financial covenants.

The Company’s credit agreements contain cross default provisions to each other.

At March 27, 2010 long-term debt maturities are as follows:

Remainder of 2010	$1,811,000
2011	2,415,000
2012	1,915,000
2013	1,165,000
2014	9,696,000

17,002,000
Less current portion of long-term debt	(2,415,000)

$14,587,000

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

In November, 2007, the Company entered into a series of 13 monthly forward contracts that began on May 30, 2008, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $309,000 each month. This agreement was extended in February 2009 whereby the Company entered into a series of 10 monthly forward contracts that began on March 31, 2009, whereby the Company paid a bank 130,000 British Sterling and the bank paid the Company $214,000 each month. This series of contracts ended on December 31, 2009.

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 6.95%, from April 1, 2009 to June 30, 2009 equaled 8.00% and after June 30, 2009 throughout the duration of the loan, the rate equals 8.25% or 8.75% based on a performance grid. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The Company designates the interest rate swap as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

In November 2007, the Company entered into a forward starting interest rate swap agreement with Wells Fargo, which commenced on March 3, 2008, which is intended to hedge the initial LIBOR-based Wells Fargo term loan. The notional amount of the swap amortizes based on the same amortization schedule as the initial Wells Fargo term loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 5.76% or 6.01% based on a performance grid, from April 1, 2009 to June 30, 2009 equaled 6.81% and after June 30, 2009 equals 8.06% throughout the duration of the swap. The swap and interest payments on the debt settle monthly. The term loan matures March 1, 2013 and the swap matures on March 1, 2011. There was no initial cost of the interest rate swap. The Company determined the interest rate swap qualifies as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	March 27, 2010	December 31, 2009	Balance Sheet Location	March 27, 2010	December 31, 2009	Balance Sheet Location
Derivatives designated as hedging instruments: Interest rate swap agreements
	$—	$—	—	$1,529,000	$1,505,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three months ending March 27, 2010 and March 28, 2009:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax
	Three Months Ended
	March 27, 2010	March 28, 2009
Interest rate swap agreements	$(19,000)	$128,000

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into income
	Three Months Ended
	March 27, 2010	March 28, 2009
Interest rate swap agreements	$(196,000)	$(201,000)

	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Three Months Ended		Location of Gain (Loss) Recognized in Income On Derivatives
	March 27, 2010	March 28, 2009
Foreign currency forward Contracts	$—	$(189,000)	Selling, general and administrative expenses

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, therefore, the Company had no exposure to its counterparties as of March 27, 2010.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged items affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $329,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments (discussed below). The carrying values of cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments that are outstanding as of March 27, 2010 and December 31, 2009, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at March 27, 2010
	Balance at March 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$1,529,000	—	$1,529,000	—

The valuation of the interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at March 27, 2010.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock, in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program does not have an expiration date. Pursuant to its credit facilities, the Company is currently restricted in making further purchases of its shares. For the three months ended March 29, 2009, the Company purchased 404,000 shares for $428,000 pursuant to this program. Through March 27, 2010, 531,200 shares had been repurchased under this program with an aggregate cost of $703,000. This stock repurchase is recorded in treasury stock on the consolidated balance sheet.

At March 27, 2010, there are 1,350,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Comprehensive Income (loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (loss):

	Three Months Ended
	March 27, 2010	March 28, 2009
Net loss	$(753,000)	$(1,407,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(30,000)	(33,000)
Change in fair value of interest rate hedge (net of tax) (1)	(19,000)	128,000

Comprehensive loss	$(802,000)	$(1,312,000)

(1)	Net of income tax expense (benefit) of ($12,000) and $84,000 for the three months ended March 27, 2010 and March 28, 2009, respectively.

The following summarizes the components of accumulated other comprehensive loss at March 27, 2010 and December 31, 2009:

	March 27, 2010	December 31, 2009
Cumulative translation adjustment	$(1,327,000)	$(1,297,000)
Change in fair value of interest rate hedge (net of tax) (2)	(858,000)	(839,000)

Total	$(2,185,000)	$(2,136,000)

(2)	Net of deferred income tax asset of $538,000 and $526,000 at March 27, 2010 and December 31, 2009, respectively.

NOTE 11 — NET LOSS PER SHARE

The table below sets forth the reconciliation of the basic and diluted net loss per share computations:

	Three Months Ended
	March 27, 2010	March 28, 2009
Shares used in computing basic net loss per share	17,120,000	17,424,000
Dilutive effect of options and warrants	—	—

Shares used in computing diluted net loss per share	17,120,000	17,424,000

For the three months ended March 27, 2010, options to purchase 797,125 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the computation of diluted net loss per share as the result would be anti-dilutive. For the three months ended March 28, 2009, options to purchase 694,000 shares of common stock at exercise prices ranging from $1.22 to $7.37 per share were outstanding but were not included in the computation of diluted net loss per share as the result would be anti-dilutive.

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

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting limited guarantees of certain of the leases at issue had been provided. While Cybex has asserted that the plaintiff’s acts and omissions have relieved Cybex of liability under the lease guarantees, a reserve for the estimated amount of the guarantee obligation is included in accrued liabilities at March 27, 2010, should it be determined that Cybex remains responsible thereunder.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Product Liability

As of March 27, 2010 and December 31, 2009, the Company accrued $4,950,000 and $7,627,000, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. The change in the accrual for product liability claims and the corresponding receivable from December 31, 2009 to March 27, 2010 primarily relates to the insured settlement of a product liability claim during the first quarter of 2010. This accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at March 27, 2010 and December 31, 2009.

NOTE 13 — INCOME TAXES

For the three months ended March 27, 2010 and March 28, 2009, an income tax benefit of (32.4%) and (37.2%) of loss before taxes was recorded, totaling ($361,000) and ($834,000), respectively.

At December 31, 2009, U.S. federal net operating loss carryforwards of approximately $17,488,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carryforwards of $5,111,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $666,000, which do not expire, and federal research and development tax credit carryforwards of $277,000, which begin to expire in 2021 and various net operating loss and credit carryforwards for state tax purposes. The U.S. federal operating loss carryforwards begin to expire in 2020.

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

The net deferred tax asset balance of $14,153,000 at March 27, 2010 represents the amount of the Company’s deferred tax assets that management believes is more-likely-than-not to be realized, and the valuation allowance against its deferred tax assets at March 27, 2010 is $1,486,000. To the extent that the Company does not generate profits before income taxes during 2010, an increase in the valuation allowance may be required. Management will continue to assess the need for the valuation allowance in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2004.

The Company has evaluated any uncertain tax positions in its federal income tax return, United Kingdom return and the state tax returns it is currently filing. The Company has also made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis, there has been no change during the quarter in the balance of unrecognized tax liability of $290,000 as of December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, competitive factors, technological and product developments, market demand, economic conditions, the resolution of litigation involving us, and our ability to comply with the terms of our credit facilities. Further information on these and other factors which could affect our financial results can be found in our reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, including Part I thereof, our Current Reports on Form 8-K, this Form 10-Q and the proxy statement dated March 25, 2010.

OVERVIEW AND OUTLOOK

We develop, manufacture and market high performance, professional quality exercise equipment products for the commercial market and, to a lesser extent, the premium segment of the consumer market.

We estimate that commercial sales represent more than 90% of our total net sales. Our financial performance can be affected when, in times of economic uncertainty, our commercial customers, particularly fitness clubs, become cautious in making expansion and other capital investments and reduce their expenditures for items such as the fitness equipment offered by us.

Commencing with the fourth quarter of 2008, our net sales have declined compared to the corresponding period of the prior year, with net sales in 2009 and the first quarter of 2010 approximately 19% and 10%, respectively, below net sales in the corresponding prior year period. We believe that this sales decline largely reflects our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales decreased $2,806,000, or 10%, to $26,116,000 for the first quarter of 2010 from $28,922,000 for the first quarter of 2009. The 2010 first quarter decrease was attributable to a decrease of sales of cardiovascular products of $930,000, or 6%, to $14,300,000, and decreased sales of strength training products of $1,298,000, or 13%, to $8,963,000, along with decreased freight, parts and other sales of $578,000, or 17%, to $2,853,000. The sales decline was generally throughout our product offerings and we believe was reflective of economic conditions, both generally and in the fitness industry.

GROSS MARGIN

Gross margin increased to 36.2% in the first quarter of 2010 from 27.3% in the first quarter of 2009. Margins improved due to lower material costs as a percentage of sales (7.0%), primarily as a result of lower steel costs, cost reductions in the 750 treadmill series, higher selling prices and product mix; lower warranty costs (1.6%); improved labor efficiencies (0.7%); and lower freight costs (0.4%). These favorable adjustments offset unfavorable overhead absorption (0.8%) caused by lower production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $395,000, or 4%, to $10,258,000 in the first quarter of 2010 compared to $9,863,000 in the first quarter of 2009, predominantly due to increased costs for marketing and selling initiatives directed to new markets. Selling, general and administrative expenses represented 39% of sales for the first quarter of 2010, compared to 34% of sales for the comparable 2009 period.

NET INTEREST EXPENSE

Net interest expense increased by $45,000, or 16%, in 2010 to $322,000 compared to a decrease of $70,000, or 20%, in 2009. The 2010 increase relates to increases in the applicable interest rate resulting from 2009 debt modifications, offset by lower average borrowings. The decrease in 2009 relates primarily to lower rates.

INCOME TAXES

We recorded an income tax benefit of ($361,000) and ($834,000) for the three months ended March 27, 2010 and March 28, 2009, respectively. The effective tax benefit rate was (32.4%) and (37.2%) for the three months ended March 27, 2010 and March 28, 2009, respectively. The low tax benefit rate is primarily due to non-deductible foreign losses in both periods. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards.

As of December 31, 2009 U.S. federal operating loss carryforwards of approximately $17,488,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $5,111,000, federal alternative minimum tax credit carryforwards of $666,000 and federal research and development tax credit carryforwards of $277,000. The net deferred tax asset balance of $14,153,000 at March 27, 2010 represents the amount of our deferred tax assets that we believe is more-likely-than-not to be realized, and the valuation allowance against our deferred tax assets at March 27, 2010 is $1,486,000. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly. The ability to consider future income before income taxes as a source of recoverability of deferred income taxes is dependent upon the Company generating cumulative profits before income taxes during recent periods. To the extent that the Company does not generate profits before income taxes during 2010, an increase in the valuation allowance may be required. Approximately $36,000,000 of income before taxes is needed to fully realize the Company’s recorded net deferred tax asset.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 27, 2010, we had working capital of $20,282,000 compared to $21,107,000 at December 31, 2009. The net decrease in working capital is primarily due to the paydown of term loans of $604,000 and $399,000 of capital expenditures.

For the three months ended March 27, 2010, we generated $956,000 of cash flow from operating activities compared to using $2,320,000 of cash for the three months ended March 28, 2009. The increase in cash provided by operating activities is primarily due to the decrease in accounts receivable due to cash collections and a lower net loss.

Cash used in investing activities of $399,000 during the three months ended March 27, 2010 consisted of purchases of computer hardware and infrastructure of $302,000 and purchases of manufacturing tooling and equipment of $97,000, primarily for the manufacture of new products. Cash used in investing activities of $98,000 during the three months ended March 28, 2009 consisted of purchases of computer hardware and infrastructure of $67,000 and purchase of manufacturing tooling and equipment of $31,000, primarily for the manufacture of new products. While capital expenditures for the balance of 2010 are expected to be approximately $3,100,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations.

Cash used in financing activities was $604,000 for the three months ended March 27, 2010, consisting entirely of term loan repayments. Cash provided by financing activities was $1,785,000 for the three months ended March 28, 2009, consisting primarily of $1,675,000 of borrowings under the Citizens revolving credit loan and the $1,000,000 Wells Fargo third term loan, offset by $446,000 of term loan repayments and $428,000 for purchases of treasury stock through a repurchase program.

We have credit facilities with RBS Citizens, National Association (“Citizens”) and Wells Fargo Bank, NA, formerly named Wachovia Bank, N.A. (“Wells Fargo”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. We entered into the Well Fargo Loan Agreement in 2007, providing for a term loan to finance the acquisition of machinery and equipment. The Wells Fargo Loan Agreement was supplemented in 2008 and 2009 to provide additional term loans to finance the acquisition of machinery and equipment. A total of $5,000,000, $1,975,000, and $1,000,000, respectively, was advanced under the initial, second and third Wells Fargo term loans. The Citizens revolving line of credit is secured by our accounts receivable and inventory, and matures July 1, 2011. The Citizens real estate loan is secured by a mortgage on the Owatonna facility, is cross-collateralized by our accounts receivable and inventory and matures on July 2, 2014. The Wells Fargo loans are secured by our equipment. The first Wells Fargo term loan matures on March 1, 2013, the second term loan matures on January 1, 2014 and the third term loan matures on December 1, 2011.

At March 27, 2010, there were no outstanding revolving credit loans, a $11,613,000 real estate loan and $5,389,000 in term loans. Availability under the revolving loan fluctuates daily. At March 27, 2010, there was $3,640,000 in unused availability under the revolving loan facility.

Our credit facilities include financial covenants. At March 27, 2010, we were in compliance with each credit facility’s financial covenants and we believe that we will remain in compliance with these financial covenants for the foreseeable future.

In November 2008, we announced that our Board of Directors had authorized a stock repurchase program of up to one million shares of our common stock. There is no requirement that any level of purchases up to the maximum be made under this program, and the timing, amount and cost of any purchase depends upon various factors, including our stock price and market conditions. Pursuant to our credit facilities, we are currently restricted in making further purchases of our shares. Through March 27, 2010, 531,200 shares had been repurchased under this program with an aggregate cost to us of $703,000.

We rely upon cash flows from our operations and borrowings under our credit facilities to fund our working capital and capital expenditure requirements. A decline in sales or margins or a failure to remain in compliance with the terms of our credit facilities could result in having insufficient funds for such purposes. We believe that our expected cash flows and the availability under our credit facilities are sufficient to fund our general working capital and capital expenditure needs for at least the next 12 months.

As of December 31, 2009, we had approximately $22,599,000 in net operating loss carry forwards, substantially all of which will be available to offset future taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$17,002,000	$2,415,000	$4,205,000	$10,382,000	$—
Interest due including impact of interest rate swaps (a)	4,540,000	1,309,000	2,095,000	1,136,000	—
Operating lease commitments	915,000	484,000	414,000	17,000	—
Purchase obligations	18,329,000	13,671,000	3,708,000	950,000	—

	$40,786,000	$17,879,000	$10,422,000	$12,485,000	$—

(a)	This includes fixed rates of 8.25% and 8.75% based on a performance grid and 8.06% per the interest rate swap agreements.

We have agreements with our named executive officers that provide for severance payments to the officer in the event the employee is terminated without cause or, in certain situations, the officer resigns after a change of control. The maximum cash exposure under these agreements, assuming the employment of the officers terminated effective as of December 31, 2009, was $2,795,000. The actual amounts to be paid can only be determined at the time of the executive officer’s separation from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At March 27, 2010, the maximum contingent liability under all recourse provisions was approximately $6,446,000. A reserve for estimated losses under recourse provisions of $690,000 has been recorded based upon historical experience, and is included in accrued liabilities at March 27, 2010.

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

As of March 27, 2010 and December 31, 2009, the Company accrued $4,950,000 and $7,627,000, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. The change in the accrual for product liability claims and the corresponding receivable from December 31, 2009 to March 27, 2010 primarily relates to the insured settlement of a product liability claim during the first quarter of 2010. This accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at March 27, 2010 and December 31, 2009.

Valuation of deferred tax assets. The net deferred tax asset balance of $14,153,000 at March 27, 2010 represents the amount of the Company’s deferred tax assets that management believes is more-likely-than-not to be realized and the valuation allowance against the deferred tax assets at March 27, 2010 is $1,486,000. Management will continue to assess the need for this valuation allowance on a quarterly basis. Approximately $36,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $40,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from the disclosure within the Company’s Report on Form 10-K for the year ended December 31, 2009.

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

United Leasing, Inc. v. Cybex International, Inc., et al.

See Part I Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2009 for a description of these proceedings.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 31.1 –	Certification of Chairman and Chief Executive Officer.

Exhibit 31.2 –	Certification of President, Chief Operating Officer and Chief Financial Officer.

Exhibit 32.1 –	Statement of Chairman and Chief Executive Officer.

Exhibit 32.2 –	Statement of President, Chief Operating Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
May 3, 2010		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
May 3, 2010		Arthur W. Hicks, Jr. President, Chief Operating Officer and Chief Financial Officer