Form 10-Q
period 2010-06-26
CYBEX INTERNATIONAL INC
filed 2010-08-03
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 26, 2010.

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

On August 3, 2010, the Registrant had outstanding 17,120,383 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$27,672	$27,755	$53,788	$56,677
Cost of sales	18,167	20,610	34,816	41,633

Gross profit	9,505	7,145	18,972	15,044

Selling, general and administrative expenses	9,530	9,072	19,789	18,935

Operating loss	(25)	(1,927)	(817)	(3,891)
Interest expense, net	381	322	703	600

Loss before income taxes	(406)	(2,249)	(1,520)	(4,491)
Income tax benefit	(50)	(145)	(411)	(980)

Net loss	$(356)	$(2,104)	$(1,109)	$(3,511)

Basic and diluted net loss per share	$(0.02)	$(0.12)	$(0.06)	$(0.20)

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 26, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,819	$6,879
Accounts receivable, net of allowance of $1,251 and $1,362	14,597	16,815
Inventories	11,689	10,054
Prepaid expenses and other	1,261	1,216
Deferred income taxes	5,040	5,040

Total current assets	36,406	40,004
Property, plant and equipment, net	30,555	31,835
Deferred income taxes	9,369	8,815
Other assets	5,320	7,981

	$81,650	$88,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,436	$2,415
Accounts payable	3,587	4,436
Accrued liabilities	10,700	12,046

Total current liabilities	15,723	18,897
Long-term debt	15,046	15,191
Other liabilities	8,885	11,438

Total liabilities	39,654	45,526

Commitments (Notes 4 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,860 shares issued	1,786	1,786
Additional paid-in capital	68,774	68,661
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(23,356)	(22,247)
Accumulated other comprehensive loss	(2,253)	(2,136)

Total stockholders’ equity	41,996	43,109

	$81,650	$88,635

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 26, 2010	June 27, 2009
OPERATING ACTIVITIES:
Net loss	$(1,109)	$(3,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,337	2,863
Amortization of deferred financing costs	28	20
Deferred income taxes	(499)	(980)
Stock-based compensation	113	88
Provision for doubtful accounts	(121)	132
Amortization of interest rate swap	(16)	(16)
Change in fair value of foreign currency contract	—	471
Changes in operating assets and liabilities:
Accounts receivable	2,349	2,583
Inventories	(1,635)	617
Prepaid expenses and other	(69)	859
Accounts payable, accrued liabilities and other liabilities	(2,262)	(3,098)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(884)	28

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,052)	(139)

NET CASH USED IN INVESTING ACTIVITIES	(1,052)	(139)

FINANCING ACTIVITIES:
Repayments of term loans	(6,123)	(925)
Borrowings under term loans	4,999	1,000
Repayments of revolving loan	—	(2,475)
Borrowings under revolving loan	—	2,475
Purchase of common stock through repurchase program	—	(451)
Other financing activity payments	—	(22)

NET CASH USED IN FINANCING ACTIVITIES	(1,124)	(398)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,060)	(509)

CASH AND CASH EQUIVALENTS, beginning of period	6,879	1,628

CASH AND CASH EQUIVALENTS, end of period	$3,819	$1,119

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$759	$604
Cash paid for income taxes, net	42	42
Common stock issued to directors earned in previous period (Note 5)	—	60
Settlement of interest rate swap	71	—

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2010 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance addressing revenue arrangements with multiple deliverables. This new guidance establishes a new hierarchy for allocating revenues among multiple deliverables in a multi-element arrangement. In order of preference, revenues will be allocated based on vendor specific objective evidence (VSOE), third-party evidence, or estimated selling price. Additional disclosures are required to describe the effects of adoption, including changes in how arrangement consideration is allocated or in the pattern and timing of revenue recognition. This guidance is effective for fiscal years beginning on or after June 15, 2010, and the Company has elected to early adopt for new or materially modified arrangements entered into on or after January 1, 2009. The adoption did not materially impact the Company’s consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued guidance to require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, this guidance clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance on January 1, 2010 and included the appropriate disclosures in Note 9. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 13.3% and 13.7% of consolidated net sales for the three and six months ended June 26, 2010 and 14.1% and 14.5% of consolidated net sales for the three and six months ended June 27, 2009, respectively. Accounts receivable from this customer were $1,154,000 and $1,025,000 at June 26, 2010 and December 31, 2009, respectively. Sales to another customer represented 12.0% and 10.0% of consolidated net sales for the three and six months ended June 26, 2010 and 9.6% and 9.9% of consolidated net sales for the three and six months ended June 27, 2009, respectively. Accounts receivable from this customer were $893,000 and $2,364,000 at June 26, 2010 and December 31, 2009, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

Sales outside of North America represented 30% and 31% of consolidated net sales for the three and six months ended June 26, 2010 and 27% of consolidated net sales for the three and six months ended June 27, 2009, respectively. No single foreign country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for certain of its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At June 26, 2010, the maximum contingent liability under all recourse and guarantee provisions was approximately $5,819,000. A reserve for estimated losses under recourse provisions of $715,000 and $710,000 has been recorded based on historical experience, and is included in accrued liabilities at June 26, 2010 and December 31, 2009, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $56,000 and $84,000 at June 26, 2010 and December 31, 2009, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees is determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, the Company provides a warranty on its products for labor of one year and for parts ranging from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change.

The following table sets forth the change in the liability for product warranties during the six months ended June 26, 2010:

Balance as of January 1, 2010	$3,988,000
Payments made under product warranties	(2,125,000)
Accrual for product warranties issued	1,737,000

Balance as of June 26, 2010	$3,600,000

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

For the three months ended June 26, 2010, the Company recorded stock-based compensation expense of $56,000 consisting of expenses related to stock options ($53,000) and stock issued to directors

($3,000). For the six months ended June 26, 2010, the Company recorded stock-based compensation expense of $113,000, consisting of expenses related to stock options ($105,000) and stock issued to directors ($8,000). For the three months ended June 27, 2009, the Company recorded stock-based compensation expense of $44,000, consisting of expenses related to stock options ($42,000) and stock issued to a director ($2,000). For the six months ended June 27, 2009, the Company recorded stock-based compensation expense of $88,000, consisting of expenses related to stock options ($83,000) and stock issued to a director ($5,000).

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

A summary of the status of the Company’s stock option plans as of June 26, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2010	577,375	$2.57
Granted	228,000	1.17
Exercised	—	—
Cancelled/Forfeited	(9,250)	2.70

Outstanding at June 26, 2010	796,125	$2.17	5.94	$91,000

Options exercisable at June 26, 2010	458,375	$2.23	3.92	$40,000

Options vested and expected to vest at June 26, 2010	767,183	$2.19	5.94	$86,000

As of June 26, 2010, there was $398,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.4 years.

At June 26, 2010, there are 560,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provided that each nonemployee director received 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock could be issued under the 2002 Plan. The January 2009 issuance of shares under the 2002 Plan, which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At June 26, 2010, there are no shares available for future issuance pursuant to the 2002 Plan. During the quarter ended March 28, 2009, the Company issued 18,270 shares of common stock to the directors, which had a fair value of $60,000, related to director’s fees earned in 2008, which were included in accrued liabilities at December 31, 2008.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	June 26, 2010	December 31, 2009
Raw materials	$5,844,000	$5,180,000
Work in process	3,307,000	2,837,000
Finished goods	2,538,000	2,037,000

	$11,689,000	$10,054,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 26, 2010	December 31, 2009
Citizens revolving credit loan	$—	$—
Citizens real estate loan	11,483,000	11,743,000
Citizens equipment lease	4,999,000	—
Wells Fargo term loans	—	5,863,000

	16,482,000	17,606,000
Less – current portion	(1,436,000)	(2,415,000)

	$15,046,000	$15,191,000

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The principal of the mortgage loan is to be retired by eighty three equal monthly payments of $43,000 along with a balloon payment of $9,403,000 at June 28, 2014. The loan is secured by the Owatonna real estate and is cross-collateralized by the Company’s accounts receivable and inventory.

In July 2007, the Company entered into a Loan Agreement (the “Wells Fargo Loan Agreement”) with Wells Fargo Bank, NA, formerly named Wachovia Bank, NA (“Wells Fargo”), which was supplemented and modified in March 2008, March 2009 and December 2009. The Wells Fargo Loan Agreement as supplemented and modified provided for three term loans, the proceeds of which financed the acquisition of machinery and equipment. $5,000,000 was advanced pursuant to the initial term loan, $1,975,000 was advanced pursuant to the second term loan and $1,000,000 was advanced pursuant to the third term loan. The Wells Fargo term loans were prepaid in full in June 2010 with the proceeds of the Citizens Lease Facility. The Wells Fargo term loans were secured by the Company’s equipment.

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. Availability under the revolving loan fluctuates daily based on the borrowing base. At June 26, 2010, there was $5,000,000 unused availability under the revolving line of credit. The Company believes that the availability under the revolving line of credit together with the Company’s anticipated cash flows are sufficient to fund its general working capital and capital expenditure needs for at least the next 12 months. The revolving line of credit is available to July 1, 2011 and is secured by the Company’s accounts receivable and inventory.

In June 2010, the Company entered into a Master Lease Agreement (the “Citizens Lease Facility”) with an affiliate of Citizens, RBS Asset Finance, Inc. (referred to herein as “Citizens”), pursuant to which $4,999,000 of equipment lease financing was advanced. Proceeds of the advance were used to retire in full the Wells Fargo equipment term loans and related obligations. The Citizens Lease Facility will be retired by 60 equal monthly payments of fixed rent plus interest. While the documentation for this transaction is structured as a lease, the advances under the facility are treated for all purposes as a loan secured by designated equipment owned by the Company. Amounts outstanding under the Citizens Lease Facility are cross-collateralized by the Company’s accounts receivable and inventory.

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens real estate loan prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Wells Fargo initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these loans bore interest at LIBOR plus 2.25%. The third Wells Fargo term loan prior to June 30, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, each Wells Fargo term loan bore interest at LIBOR plus 3.5%. The Citizens Lease Facility bears interest at a floating rate equal to LIBOR plus 3%. LIBOR was .35% at June 26, 2010.

The average outstanding revolving loan balance for the six months ended June 26, 2010 and June 27, 2009 was $0 and $1,430,000, respectively, and the weighted average interest rate for the six months ended June 27, 2009 was 1.67%. Interest expense, including an unused availability fee on the revolving loans, was $6,000 and $22,000 for the three months ended June 26, 2010 and June 27, 2009, respectively, and $12,000 and $33,000 for the six months ended June 26, 2010 and June 27, 2009, respectively. Interest expense on the Wells Fargo term loans was $137,000 and $79,000 for the three months ended June 26, 2010 and June 27, 2009, respectively, and $219,000 and $147,000 for the six months ended June 26, 2010 and June 27, 2009, respectively. Interest expense on the Citizens real estate loan was $236,000 and $231,000 for the three months ended June 26, 2010 and June 27, 2009, respectively and $488,000 and $445,000 for the six months ended June 26, 2010 and June 27, 2009, respectively. Interest expense on the Citizens Lease Facility, which was advanced at the end of the second quarter 2010, was minimal for the six months ended June 26, 2010.

The Company’s credit facilities require the Company to maintain various financial covenants. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wells Fargo amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. In June 2010, the Company, coincident with entering into the Citizens Lease Facility, entered into a further amendment with Citizens, modifying a financial covenant in the Citizens Loan Agreement and Credit Agreement. The Company at June 26, 2010 was in compliance, and believes that it will remain in compliance for the foreseeable future, with each outstanding credit facility’s financial covenants.

The Company’s credit agreements contain cross default provisions to each other.

At June 26, 2010 long-term debt maturities are as follows:

Remainder of 2010	$676,000
2011	1,520,000
2012	1,520,000
2013	1,520,000
2014	10,663,000
Thereafter	583,000

16,482,000
Less current portion of long-term debt	(1,436,000)

$15,046,000

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates and interest rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Foreign currency forward contracts are utilized at times to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling, while its purchases of inventory from the Company are paid in US dollars. These contracts are not designated as hedging instruments and accordingly changes in their fair value are recognized in selling, general and administrative expense in the consolidated statement of operations.

In November 2007, the Company entered into a series of 13 monthly forward contracts that began on May 30, 2008, whereby the Company paid a bank 150,000 British Sterling and the bank paid the Company $309,000 each month. This agreement was extended in February 2009 whereby the Company entered into a series of 10 monthly forward contracts that began on March 31, 2009, whereby the Company paid a bank 130,000 British Sterling and the bank paid the Company $214,000 each month. This series of contracts ended on December 31, 2009. No foreign exchange forward contracts were outstanding during 2010.

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 6.95%, from April 1, 2009 to June 30, 2009 equaled 8.00% and after June 30, 2009 throughout the duration of the loan equals 8.25% or 8.75% based on a performance grid. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The Company designates the interest rate swap as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

In November 2007, the Company entered into a forward starting interest rate swap agreement with Wells Fargo which commenced on March 3, 2008, intended to hedge the initial LIBOR-based Wells Fargo term loan. The notional amount of the swap amortized based on the same amortization schedule as the initial Wells Fargo term loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converted the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 5.76% or 6.01% based on a performance grid, from April 1, 2009 to June 30, 2009 equaled 6.81% and after June 30, 2009 equaled 8.06%. The Company determined the interest rate swap qualified as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss. The interest rate swap was terminated in June 2010 in connection with the prepayment of the Wells Fargo term loans. There was no initial cost of the interest rate swap, and upon termination the Company paid $71,000 in settlement of the interest rate swap.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	June 26, 2010	December 31, 2009	Balance Sheet Location	June 26, 2010	December 31, 2009	Balance Sheet Location
Derivatives designated as hedging instruments: Interest rate swap agreements
	$—	$—	—	$1,631,000	$1,505,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended June 26, 2010 and June 27, 2009, respectively:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax
	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Interest rate swap agreements	$(68,000)	$190,000	$(87,000)	$318,000

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Interest rate swap agreements	$(243,000)	$(201,000)	$(439,000)	$(402,000)

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009	Location of Gain (Loss) Recognized In Income on Derivatives
Foreign currency forward contracts	$—	$(282,000)	$—	$471,000	Selling, general and administrative expenses

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of June 26, 2010.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $377,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments (discussed below). The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments that are outstanding as of June 26, 2010 and December 31, 2009, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at June 26, 2010
	Balance at June 26, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$1,631,000	—	$1,631,000	—

The valuation of the foreign currency forward contracts and interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at June 26, 2010.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock, in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program does not have an expiration date. Pursuant to its credit facilities, the Company is currently restricted in making further purchases of its shares. For the six months ended June 27, 2009, the Company purchased 411,200 shares for $448,000 pursuant to this program. Through June 26, 2010, 531,200 shares had been repurchased under this program with an aggregate cost of $703,000. This stock repurchase is recorded in treasury stock on the consolidated balance sheet.

At June 26, 2010, there are 1,356,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options.

Comprehensive Income (loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net loss	$(356,000)	$(2,104,000)	$(1,109,000)	$(3,511,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(214,000)	(30,000)	(247,000)
Change in fair value of interest rate hedge (net of tax) (1)	(68,000)	190,000	(87,000)	318,000

Comprehensive loss	$(424,000)	$(2,128,000)	$(1,226,000)	$(3,440,000)

(1)	Net of income tax expense (benefit) of $(43,000) and $123,000 for the three months ended June 26, 2010 and June 27, 2009, respectively, and $(55,000) and $207,000 for the six months ended June 26, 2010 and June 27, 2009, respectively.

The following summarizes the components of accumulated other comprehensive loss at June 26, 2010 and December 31, 2009:

	June 26, 2010	December 31, 2009
Cumulative translation adjustment	$(1,327,000)	$(1,297,000)
Change in fair value of interest rate hedge (net of tax) (2)	(926,000)	(839,000)

Total	$(2,253,000)	$(2,136,000)

(2)	Net of deferred income tax asset of $581,000 and $526,000 at June 26, 2010 and December 31, 2009, respectively.

NOTE 11 — NET LOSS PER SHARE

The table below sets forth the reconciliation of the basic and diluted net loss per share computations:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Shares used in computing basic net loss per share	17,120,000	17,093,000	17,120,000	17,255,000
Dilutive effect of options	—	—	—	—

Shares used in computing diluted net loss per share	17,120,000	17,093,000	17,120,000	17,255,000

For the three and six months ended June 26, 2010, options to purchase 796,125 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the computation of diluted net loss per share as the result would be anti-dilutive. For the three and six months ended June 27, 2009, options to purchase 704,375 shares of common stock at exercise prices ranging from $1.20 to $7.37 per share were outstanding but were not included in the calculation of diluted net loss per share as the result would be anti-dilutive.

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

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting limited guarantees of certain of the leases at issue had been provided. While Cybex has asserted that the plaintiff’s acts and omissions have relieved Cybex of liability under the lease guarantees, a reserve for the estimated amount of the guarantee obligation is included in accrued liabilities at June 26, 2010, should it be determined that Cybex remains responsible thereunder.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards and uncertainties of product liability litigation. The Company has maintained, and expects to continue to maintain, product liability insurance, and it includes reserves for self insured retention in accrued liabilities in the consolidated balance sheets. While the Company believes that its insurance coverage is adequate to protect against the risks of product liability awards, the Company is subject to product liability claims which assert damages exceeding the limits of its insurance coverage. It is possible that the Company could in the future be subject to a product liability judgment or agree to a settlement which materially exceeds the available insurance coverage and related reserves.

In addition to reserves for self insured retention, the Company also accrued $4,970,000 and $7,627,000, as of June 26, 2010 and December 31, 2009, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. The change in the accrual for product liability claims and the corresponding receivable from December 31, 2009 to June 26, 2010 primarily relates to the insured settlement of a product liability claim during the first quarter of 2010. The product liability claims accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at June 26, 2010 and December 31, 2009.

NOTE 13 — INCOME TAXES

For the six months ended June 26, 2010 and June 27, 2009, an income tax benefit of (27.0%) and (21.8%) of loss before taxes was recorded, totaling ($411,000) and ($980,000), respectively.

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

The net deferred tax asset balance of $14,409,000 at June 26, 2010 represents the amount of the Company’s deferred tax assets that management believes is more-likely-than-not to be realized, and the valuation allowance against deferred tax assets at June 26, 2010 is $1,486,000, primarily related to foreign deferred tax assets. To the extent that the Company does not generate profits before income taxes during 2010, an increase in the valuation allowance may be required. Management will continue to assess the need for the valuation allowance in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2004.

The Company has evaluated any uncertain tax positions in its federal income tax return, United Kingdom return and the state tax returns it is currently filing. The Company has also made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis, there has been an increase of $55,000 in the balance of unrecognized tax liability, which is $345,000 as of June 26, 2010.

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

Our net sales began to decline commencing with the fourth quarter of 2008. Net sales in 2009 were approximately 19% below 2008 net sales and, while our net sales in the second quarter 2010 were essentially flat compared to net sales for the second quarter 2009, net sales for the first six months of 2010 were approximately 5% below net sales in the corresponding prior year period. We believe that this sales decline largely reflects our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales remained essentially flat at $27,672,000 for the second quarter of 2010 versus $27,755,000 for the second quarter of 2009. For the six months ended June 26, 2010, net sales decreased $2,889,000, or 5%, to $53,788,000 from $56,677,000 compared to the same period in 2009. For the second quarter of 2010, sales of cardiovascular, strength and freight, parts and other were essentially flat compared to the same period in 2009. For the six months ended June 26, 2010, sales of cardiovascular products decreased $1,028,000, or 3%, to $30,039,000 and sales of strength products decreased $1,373,000, or 7%, to $18,187,000 along with decreased freight, parts and other sales of $488,000 or 8%, to $5,562,000 compared to the same period in 2009. The sales decline for the six month period was generally throughout our product offerings and we believe was reflective of economic conditions, generally and in the fitness industry.

GROSS MARGIN

Gross margin for the second quarter of 2010 increased by 8.7% to 34.4% from 25.7%, for the same period in 2009. The increase was caused primarily by lower material cost (6.4%), mainly due to lower steel costs and initiatives yielding component cost savings on 750 Series treadmill products, improved selling prices (1.3%) and lower warranty provision (1.0%).

Gross margin for the six months ended June 26, 2010 increased by 8.8% to 35.3% from 26.5% for the same period in 2009. The increase was caused primarily by lower material costs (6.8%), mainly due to lower steel costs and initiatives yielding component cost savings on 750 Series treadmill products, lower warranty provision (1.3%) and improved labor efficiency (0.7%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $458,000, or 5%, to $9,530,000 in the second quarter of 2010 compared to $9,072,000 in the second quarter of 2009. For the six months ended June 26, 2010, selling, general and administrative expenses increased by $854,000, or 5%, to $19,789,000 compared to $18,935,000 for the comparable period in 2009. The increase was predominantly due to higher sales and marketing costs including initiatives directed to new markets, higher sales compensation and advertising costs. Selling, general and administrative expenses represented 34% and 37% of sales for the three and six months ended June 26, 2010 and 33% of sales for the three and six months ended June 27, 2009, respectively.

NET INTEREST EXPENSE

Net interest expense increased by $59,000 in the second quarter of 2010 compared to the corresponding period of 2009 due to the settlement payment with respect to the termination of the Wells Fargo interest rate swap offset by lower average borrowings. For the six months ended June 26, 2010, net interest expense increased by $103,000 primarily due to the settlement payment of the Wells Fargo interest rate swap as well as increases in the applicable interest rate resulting from 2009 debt modifications offset by lower average borrowings.

INCOME TAXES

We recorded an income tax benefit of ($50,000) and ($411,000) for the three and six months ended June 26, 2010 and ($145,000) and ($980,000) for the three and six months ended June 27, 2009, respectively. The effective tax benefit rate was (27.0%) and (21.8%) for the six months ended June 26, 2010 and June 27, 2009, respectively. The low tax benefit rate is primarily due to non-deductible foreign losses in both periods. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards.

As of December 31, 2009 U.S. federal operating loss carryforwards of approximately $17,488,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $5,111,000, federal alternative minimum tax credit carryforwards of $666,000 and federal research and development tax credit carryforwards of $277,000. The net deferred tax asset balance of $14,409,000 at June 26, 2010 represents the amount of our deferred tax assets that we believe is more-likely-than-not to be realized, and the valuation allowance against our deferred tax assets at June 26, 2010 is $1,486,000. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly. The ability to consider future income before income taxes as a source of recoverability of deferred income taxes is dependent upon the Company generating cumulative profits before income taxes during recent periods. To the extent that the Company does not generate profits before income taxes during 2010, an increase in the valuation allowance may be required. Approximately $37,000,000 of income before taxes is needed to fully realize the Company’s recorded net deferred tax asset.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 26, 2010, we had working capital of $ 20,683,000 compared to $21,107,000 at December 31, 2009. The net decrease in working capital is primarily due to the use of cash for capital expenditures ($1,052) and to pay down the long-term portion of debt ($145), partially offset by an increase in cash due to net income before depreciation and amortization and deferred income taxes ($729).

For the six months ended June 26, 2010, we used $884,000 of cash flow for operating activities compared to generating $28,000 of cash from operations for the six months ended June 27, 2009. The increase in cash used in operating activities for the six months ended June 26, 2010 compared to the six months ended June 27, 2009 is primarily due to a use of cash for increased inventory during the six months ended June 26, 2010 versus the comparable period, as well as other working capital changes, partially offset by a smaller net loss.

Cash used in investing activities of $1,052,000 during the six months ended June 26, 2010 consisted of purchases of manufacturing tooling and equipment of $632,000, primarily for the manufacture of new products, and purchases of computer hardware and infrastructure of $420,000. Cash used in investing activities of $139,000 during the six months ended June 27, 2009 consisted of purchases of manufacturing tooling and equipment of $70,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $69,000. While capital expenditures for the balance of 2010 are expected to be approximately $1,700,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations.

Cash used in financing activities was $1,124,000 for the six months ended June 26, 2010, consisting primarily of $5,863,000 in repayment of the Wells Fargo Bank, NA (“Wells Fargo”) term loans and $260,000 of repayments of the Citizens real estate loan, offset by $4,999,000 advanced under the Citizens equipment lease facility. Cash used in financing activities was $398,000 for the six months ended June 27, 2009, consisting primarily of $925,000 of term loan repayments and $451,000 for purchases of treasury stock through a repurchase program, offset by the $1,000,000 Wells Fargo third term loan.

We have credit facilities with RBS Citizens, National Association and RBS Asset Finance, Inc. (collectively, “Citizens”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. Our Citizens equipment lease facility has provided $4,999,000 of equipment lease financing, the proceeds of which were used in June 2010 to retire equipment term loans and related obligations to Wells Fargo. The Citizens revolving line of credit is secured by our accounts receivable and inventory, and matures July 1, 2011. The Citizens real estate loan is secured by a mortgage on the Owatonna facility, is cross-collateralized by our accounts receivable and inventory and matures on July 2, 2014. The Citizens equipment lease facility is secured by our equipment, is cross-collateralized by our accounts receivable and inventory and matures on July 1, 2015.

At June 26, 2010 there were no outstanding revolving credit loans, a $11,483,000 real estate loan and $4,999,000 outstanding under the Citizens equipment lease facility. Availability under the revolving loan fluctuates daily. At June 26, 2010, there was $5,000,000 in unused availability under the revolving loan facility.

Our credit facilities include financial covenants. At June 26, 2010, we were in compliance with each credit facility’s financial covenants and we believe that we will remain in compliance with these financial covenants for the foreseeable future.

In November 2008, we announced that our Board of Directors had authorized a stock repurchase program of up to one million shares of our common stock. There is no requirement that any level of purchases up to the maximum be made under this program, and the timing, amount and cost of any purchase depends upon various factors, including our stock price and market conditions. Pursuant to our credit facilities, we are currently restricted in making further purchases of our shares. Through June 26, 2010, 531,200 shares had been repurchased under this program with an aggregate cost to us of $703,000.

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

As of December 31, 2009, we had approximately $22,599,000 in federal and foreign net operating loss carry forwards, substantially all of which will be available to offset future taxable income.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$16,482,000	$1,436,000	$3,040,000	$12,006,000	$—
Interest due including impact of interest rate swap (a)	4,168,000	1,137,000	2,046,000	985,000	—
Capital lease obligations (b)	35,000	12,000	23,000	—	—
Operating lease commitments	912,000	474,000	415,000	23,000	—
Purchase obligations	19,938,000	15,644,000	3,444,000	850,000	—

	$41,535,000	$18,703,000	$8,968,000	$13,864,000	$—

(a)	This includes a fixed rate of 8.75% per the interest rate swap agreement.
(b)	Includes future interest obligation.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At June 26, 2010, the maximum contingent liability under all recourse provisions was approximately $5,819,000. A reserve for estimated losses under recourse provisions of $715,000 has been recorded based upon historical experience, and is included in accrued liabilities at June 26, 2010.

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

Legal matters. The Company will record a reserve related to certain legal matters when it is probable that a loss has been incurred and the range of such loss can be determined. With respect to other matters, management has concluded that a loss is only possible or remote and, therefore, no loss is recorded. As additional information becomes available, the Company will continue to assess whether losses from legal matters are probable, possible, or remote, and the adequacy of accruals for probable loss contingencies.

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

In addition to reserves for self-insured retention, the Company accrued $4,970,000 and $7,627,000, as of June 26, 2010 and December 31, 2009, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. The change in the accrual for product liability claims and the corresponding receivable from December 31, 2009 to June 26, 2010 primarily relates to the insured settlement of a product liability claim during the first quarter of 2010. The product liability claims accrual was included as a component of other liabilities and the insurance recoverable was included as a component of other assets at June 26, 2010 and December 31, 2009.

Valuation of deferred tax assets. The net deferred tax asset balance of $14,409,000 at June 26, 2010 represents the amount of the Company’s deferred tax assets that management believes is more-likely-than-not to be realized and the valuation allowance against the deferred tax assets at June 26, 2010 is $1,486,000. Management will continue to assess the need for this valuation allowance on a quarterly basis. Approximately $37,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $41,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

Exhibit 10.1 – Master Lease Agreement dated as of June 24, 2010, between RBS Asset Finance, Inc. and Cybex    International, Inc.

Exhibit 10.2 – Lease Schedule No. 001 dated as of June 24, 2010, pursuant to the Master Lease Agreement between    RBS Asset Finance, Inc. and Cybex International, Inc.

Exhibit 10.3 – Modification Agreement dated June 24, 2010 between RBS Citizens, National Association and    Cybex International, Inc.

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

Cybex International, Inc.

	By:	/s/ John Aglialoro
August 3, 2010		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
August 3, 2010		Arthur W. Hicks, Jr. President, Chief Operating Officer and Chief Financial Officer