Form 10-Q
period 2010-09-25
CYBEX INTERNATIONAL INC
filed 2010-11-02
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 25, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

On November 2, 2010, the Registrant had outstanding 17,120,383 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Net sales	$29,235	$28,986	$83,023	$85,662
Cost of sales	18,742	19,829	53,559	61,461

Gross profit	10,493	9,157	29,464	24,201

Selling, general and administrative expenses	10,505	8,997	30,294	27,932

Operating income (loss)	(12)	160	(830)	(3,731)

Interest expense, net	281	307	983	907

Loss before income taxes	(293)	(147)	(1,813)	(4,638)
Income tax benefit	(278)	(228)	(689)	(1,208)

Net income (loss)	$(15)	$81	$(1,124)	$(3,430)

Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.07)	$(0.20)

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 25, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$3,897	$6,879
Accounts receivable, net of allowance of $1,240 and $1,362	16,756	16,815
Inventories	11,028	10,054
Prepaid expenses and other	1,526	1,216
Deferred income taxes	5,040	5,040

Total current assets	38,247	40,004
Property, plant and equipment, net	30,143	31,835
Deferred income taxes	9,736	8,815
Other assets	4,422	7,981

	$82,548	$88,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,520	$2,415
Accounts payable	3,848	4,436
Accrued liabilities	12,470	12,046

Total current liabilities	17,838	18,897
Long-term debt	14,669	15,191
Other liabilities	8,118	11,438

Total liabilities	40,625	45,526

Commitments (Notes 4 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,860 shares issued and outstanding	1,786	1,786
Additional paid-in capital	68,831	68,661
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(23,371)	(22,247)
Accumulated other comprehensive loss	(2,368)	(2,136)

Total stockholders’ equity	41,923	43,109

	$82,548	$88,635

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009
OPERATING ACTIVITIES:
Net loss	$(1,124)	$(3,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,459	4,199
Amortization of deferred financing costs	28	31
Deferred income taxes	(812)	(1,244)
Stock-based compensation	170	134
Provision for doubtful accounts	(71)	250
Amortization of interest rate swap	(23)	(23)
Change in fair value of foreign currency contract	—	437
Changes in operating assets and liabilities:
Accounts receivable	148	977
Inventories	(974)	902
Prepaid expenses and other	(289)	788
Accounts payable, accrued liabilities and other liabilities	(394)	(2,920)

NET CASH PROVIDED BY OPERATING ACTIVITIES	118	101

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,681)	(434)

NET CASH USED IN INVESTING ACTIVITIES	(1,681)	(434)

FINANCING ACTIVITIES:
Repayments of term loans	(6,416)	(1,403)
Borrowings under term loans	4,999	1,000
Repayments of revolving loan	—	(2,675)
Borrowings under revolving loan	—	3,425
Purchase of common stock through repurchase program	—	(451)
Other financing activity payments	(2)	(22)

NET CASH USED IN FINANCING ACTIVITIES	(1,419)	(126)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,982)	(459)

CASH AND CASH EQUIVALENTS, beginning of period	6,879	1,628

CASH AND CASH EQUIVALENTS, end of period	$3,897	$1,169

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,042	$954
Cash paid for income taxes, net	45	43
Common stock issued to directors earned in previous period (Note 5)	—	60
Settlement of interest rate swap	71	—

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

In January 2010, the FASB issued guidance to require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, this guidance clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance on January 1, 2010 and included the appropriate disclosures in Note 9. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 12.8% and 13.3% of consolidated net sales for the three and nine months ended September 25, 2010 and 15.1% and 14.7% of consolidated net sales for the three and nine months ended September 26, 2009, respectively. Accounts receivable from this customer were $1,401,000 and $1,025,000 at September 25, 2010 and December 31, 2009, respectively. Sales to

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

another customer represented 10.7% and 10.3% of consolidated net sales for the three and nine months ended September 25, 2010 and 6.7% and 8.8% of consolidated net sales for the three and nine months ended September 26, 2009, respectively. Accounts receivable from this customer were $1,314,000 and $2,364,000 at September 25, 2010 and December 31, 2009, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

Sales outside of North America represented 31% of consolidated net sales for the three and nine months ended September 25, 2010 and 33% and 29% of consolidated net sales for the three and nine months ended September 26, 2009, respectively. No single foreign country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for certain of its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At September 25, 2010, the maximum contingent liability under all recourse and guarantee provisions was approximately $5,774,000. A reserve for estimated losses under recourse provisions of $700,000 and $710,000 has been recorded based on historical experience, and is included in accrued liabilities at September 25, 2010 and December 31, 2009, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $52,000 and $84,000 at September 25, 2010 and December 31, 2009, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees is determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, the Company provides a warranty on its products for labor of one year and for parts ranging from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates which are developed from historical information and certain assumptions about future events, which are subject to change.

The following table sets forth the change in the liability for product warranties during the nine months ended September 25, 2010:

Balance as of January 1, 2010	$3,988,000
Payments made under product warranties	(3,072,000)
Accrual for product warranties issued	2,394,000

Balance as of September 25, 2010	$3,310,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

For the three months ended September 25, 2010, the Company recorded stock-based compensation expense of $57,000 consisting of expenses related to stock options ($54,000) and stock issued to directors ($3,000). For the nine months ended September 25, 2010, the Company recorded stock-based compensation expense of $170,000, consisting of expenses related to stock options ($159,000) and stock issued to directors ($11,000). For the three months ended September 26, 2009, the Company recorded stock-based compensation expense of $46,000, consisting of expenses related to stock options ($43,000) and stock issued to a director ($3,000). For the nine months ended September 26, 2009, the Company recorded stock-based compensation expense of $134,000, consisting of expenses related to stock options ($126,000) and stock issued to a director ($8,000).

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

A summary of the status of the Company’s stock option plans as of September 25, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value

Outstanding at January 1, 2010	577,375	$2.57
Granted	228,000	1.17
Exercised	—	—
Cancelled/Forfeited	(9,250)	2.70

Outstanding at September 25, 2010	796,125	$2.17	5.70	$176,000

Options exercisable at September 25, 2010	459,000	$2.23	3.68	$83,000

Options vested and expected to vest at September 25, 2010	767,538	$2.19	5.70	$167,000

As of September 25, 2010, there was $342,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.2 years.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At September 25, 2010, there are 560,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provided that each nonemployee director received 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock could be issued under the 2002 Plan. The January 2009 issuance of shares under the 2002 Plan, which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation. The issuance of shares as partial payment of annual retainers results in expense based on the fair market value of such shares. At September 25, 2010, there are no shares available for future issuance pursuant to the 2002 Plan. During the quarter ended March 28, 2009, the Company issued 18,270 shares of common stock to the directors, which had a fair value of $60,000, related to director’s fees earned in 2008, which were included in accrued liabilities at December 31, 2008.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	September 25, 2010	December 31, 2009

Raw materials	$5,168,000	$5,180,000
Work in process	3,340,000	2,837,000
Finished goods	2,520,000	2,037,000

	$11,028,000	$10,054,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 25, 2010	December 31, 2009

Citizens revolving credit loan	$—	$—
Citizens real estate loan	11,353,000	11,743,000
Citizens equipment lease	4,836,000	—
Wells Fargo term loans	—	5,863,000

	16,189,000	17,606,000
Less – current portion	(1,520,000)	(2,415,000)

	$14,669,000	$15,191,000

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The principal of the mortgage loan is to be retired by eighty three equal monthly payments of $43,000 along with a balloon payment of $9,403,000 at July 2, 2014. The loan is secured by the Owatonna real estate and is cross-collateralized by the Company’s accounts receivable and inventory.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. Availability under the revolving loan fluctuates daily based on the borrowing base. At September 25, 2010, there was $5,000,000 unused availability under the revolving line of credit. The Citizens revolving line of credit is available to July 1, 2011 and the Company anticipates that the line will either be extended or replaced prior to that date. The Company believes that its anticipated cash flows together with its revolving credit availability will be sufficient to fund its general working capital and capital expenditure needs for at least the next 12 months.

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

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens real estate loan prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Wells Fargo initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these loans bore interest at LIBOR plus 2.25%. The third Wells Fargo term loan prior to June 30, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, each Wells Fargo term loan bore interest at LIBOR plus 3.5%. The Citizens Lease Facility bears interest at a floating rate equal to LIBOR plus 3%. LIBOR was .26% at September 25, 2010.

The average outstanding revolving loan balance for the nine months ended September 25, 2010 and September 26, 2009 was $0 and $1,101,000, respectively, and the weighted average interest rate for the nine months ended September 26, 2009 was 2.09%. Interest expense on the revolving line of credit, including an unused availability fee on the revolving loans, was $6,000 and $5,000 for the three months ended September 25, 2010 and September 26, 2009, respectively, and $19,000 and $39,000 for the nine months ended September 25, 2010 and September 26, 2009, respectively. Interest expense on the Wells Fargo term loans, which were retired at the end of the second quarter 2010, was $92,000 for the three months ended September 26, 2009 and $219,000 and $239,000 for the nine months ended September 25, 2010 and September 26, 2009, respectively. Interest expense on the Citizens real estate loan, including interest rate swap payments, was $248,000 and $255,000 for the three months ended September 25, 2010 and September 26, 2009, respectively and $736,000 and $700,000 for the nine months ended September 25, 2010 and September 26, 2009, respectively. Interest expense on the Citizens Lease Facility, which was advanced at the end of the second quarter 2010, was $48,000 for the three months and nine months ended September 25, 2010.

The Company’s credit facilities require the Company to maintain various financial covenants. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wells Fargo amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. In June 2010, the Company, coincident with entering into the Citizens Lease Facility, entered into a further amendment with Citizens, modifying a financial covenant in the

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Citizens Loan Agreement and Credit Agreement. The Company at September 25, 2010 was in compliance, and believes that it will remain in compliance for the foreseeable future, with each outstanding credit facility’s financial covenants.

The Company’s credit agreements contain cross default provisions to each other.

At September 25, 2010 long-term debt maturities are as follows:

Remainder of 2010	$383,000
2011	1,520,000
2012	1,520,000
2013	1,520,000
2014	10,663,000
Thereafter	583,000

16,189,000
Less current portion of long-term debt	(1,520,000)

$14,669,000

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

In November 2007, the Company entered into a forward starting interest rate swap agreement with Wells Fargo which commenced on March 3, 2008, intended to hedge the initial LIBOR-based Wells Fargo term loan. The notional amount of the swap amortized based on the same amortization schedule as the initial Wells Fargo term loan and the hedged item (one-month LIBOR) was the same as the basis for the interest rate on the loan. The swap effectively converted the rate from a floating rate based on LIBOR to

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

a fixed rate which prior to April 1, 2009 equaled 5.76% or 6.01% based on a performance grid, from April 1, 2009 to June 30, 2009 equaled 6.81% and after June 30, 2009 equaled 8.06%. The Company determined the interest rate swap qualified as a derivative hedging instrument and, accordingly, changes in the fair value of this swap were recorded as a component of accumulated other comprehensive loss. The interest rate swap was terminated in June 2010 in connection with the prepayment of the Wells Fargo term loans. There was no initial cost of the interest rate swap, and upon termination the Company paid $ 71,000 in settlement of the interest rate swap.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value		Balance Sheet Location	Fair Value		Balance Sheet Location
	September 25, 2010	December 31, 2009		September 25, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	$—	—	$1,765,000	$1,505,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended September 25, 2010 and September 26, 2009, respectively:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax
	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Interest rate swap agreements	$(87,000)	$(1,000)	$(174,000)	$317,000

Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationship	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Interest rate swap agreements	$(162,000)	$(204,000)	$(601,000)	$(606,000)

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized In Income on Derivatives
	Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Foreign currency forward contracts	$—	$34,000	$—	$(437,000)	Selling, general and administrative expenses

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of September 25, 2010.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $440,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments (discussed below). The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments that are outstanding as of September 25, 2010 and December 31, 2009, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at September 25, 2010
	Balance at September 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$1,765,000	—	$1,765,000	—

The valuation of the interest rate swap agreements are based on quoted prices from the counterparties that value these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at September 25, 2010.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock, in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program does not have an expiration date. Pursuant to its credit facilities, the Company is currently restricted in making further purchases of its shares. For the nine months ended September 26, 2009, the Company purchased 411,200 shares for $451,000 pursuant to this program. Through September 25, 2010, 531,200 shares had been repurchased under this program with an aggregate cost of $703,000. This stock repurchase is recorded in treasury stock on the consolidated balance sheet.

At September 25, 2010, there are 1,356,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Comprehensive Income (loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net income (loss)	$(15,000)	$81,000	$(1,124,000)	$(3,430,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,000)	50,000	(58,000)	(197,000)
Change in fair value of interest rate hedge (net of tax) (1)	(87,000)	(1,000)	(174,000)	317,000

Comprehensive income (loss)	$(130,000)	$130,000	$(1,356,000)	$(3,310,000)

(1)	Net of income tax expense (benefit) of ($54,000) and ($1,000) for the three months ended September 25, 2010 and September 26, 2009, respectively, and ($109,000) and $206,000 for the nine months ended September 25, 2010 and September 26, 2009, respectively.

The following summarizes the components of accumulated other comprehensive loss at September 25, 2010 and December 31, 2009:

	September 25, 2010	December 31, 2009
Cumulative translation adjustment	$(1,355,000)	$(1,297,000)
Fair value of interest rate hedge (net of tax) (2)	(1,013,000)	(839,000)

Total	$(2,368,000)	$(2,136,000)

(2)	Net of deferred income tax asset of $635,000 and $526,000 at September 25, 2010 and December 31, 2009, respectively.

NOTE 11 — NET INCOME (LOSS) PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Shares used in computing basic net income (loss) per share	17,120,000	17,096,000	17,120,000	17,201,000
Dilutive effect of options	—	—	—	—

Shares used in computing diluted net income (loss) per share	17,120,000	17,096,000	17,120,000	17,201,000

For the three and nine months ended September 25, 2010, options to purchase 796,125 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the computation of diluted net loss per share as the result would be anti-dilutive. For the three and nine months ended September 26, 2009, options to purchase 679,375 and 684,375 shares of common stock at exercise prices ranging from $1.20 to $7.37 per share were outstanding but were not included in the calculation of diluted net income (loss) per share as the result would be anti-dilutive.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting limited guarantees of certain of the leases at issue had been provided. While Cybex has asserted that the plaintiff’s acts and omissions have relieved Cybex of liability under the lease guarantees, a reserve for the estimated amount of the guarantee obligation is included in accrued liabilities at September 25, 2010, should it be determined that Cybex remains responsible thereunder.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards and uncertainties of product liability litigation. The Company has maintained, and expects to continue to maintain, product liability insurance, and it includes reserves for self insured retention in accrued liabilities in the consolidated balance sheets. The Company’s product liability insurance, which is on a claims made basis, provides an aggregate of $5,000,000 of annual coverage for claims made prior to December 1, 2008 and $10,000,000 of annual coverage for claims made on or after December 1, 2008. The amount of coverage for a claim is reduced as payments are made under the policy for that policy year. These policies include a deductible of $100,000 per claim with an annual aggregate deductible of $750,000 on claims made prior to December 1, 2008 and a $250,000 deductible per claim with an annual aggregate deductible of $1,000,000 on claims made on or after December 1, 2008.

While the Company believes that its insurance coverage is adequate to protect against the risks of product liability awards, the Company is subject to product liability claims, including one that is currently at trial, which assert damages materially in excess of the limits of its insurance coverage. It is possible that the Company could be subject to a product liability judgment or agree to a settlement which materially exceeds the available insurance coverage and related reserves.

In addition to reserves for self insured retention, the Company also accrued $4,119,000 and $7,627,000, as of September 25, 2010 and December 31, 2009, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

insurance policies. The product liability claims accrual is included as a component of other liabilities and the insurance recoverable is included as a component of other assets at September 25, 2010 and December 31, 2009. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. The change in the accrual for product liability claims and the corresponding receivable from December 31, 2009 to September 25, 2010 primarily relates to the insured settlement of a product liability claim during the first quarter of 2010.

NOTE 13 — INCOME TAXES

For the nine months ended September 25, 2010 and September 26, 2009, an income tax benefit of (38.0%) and (26.0%) of loss before taxes was recorded, totaling ($689,000) and ($1,208,000), respectively.

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

Approximately $38,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $42,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various expenses.

The net deferred tax asset balance of $14,776,000 at September 25, 2010 represents the amount of the Company’s deferred tax assets that management believes is more-likely-than-not to be realized, and the valuation allowance against deferred tax assets at September 25, 2010 is $1,491,000, primarily related to foreign deferred tax assets. To the extent that the Company does not generate profits before income taxes during 2010, an increase in the valuation allowance may be required. Management will continue to assess the need for the valuation allowance in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2004.

The Company has evaluated any uncertain tax positions in its federal income tax return, United Kingdom return and the state tax returns it is currently filing. The Company has also made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis, there has been an increase of $88,000 in the balance of unrecognized tax benefits for the nine months ended September 25, 2010, which is $378,000 as of September 25, 2010.

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

Our net sales began to decline commencing with the fourth quarter of 2008. Net sales in 2009 were approximately 19% below 2008 net sales and, while our net sales in the second and third quarters of 2010 were essentially flat compared to net sales for the corresponding 2009 periods, net sales for the first nine months of 2010 were approximately 3% below net sales for the first nine months of 2009. We believe that our sales decline largely reflects our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

While we cannot be certain how long these conditions will persist or the extent that these conditions will affect our financial performance, we expect sales to continue to be negatively impacted by the economy. We further expect that sales will rebound as the economy recovers.

We have taken various steps to reduce expenses in response to the decline in our sales. These steps have included a first quarter 2009 work force reduction of about 5% and a wage reduction of 3% or 5% for all employees in effect from the second quarter 2009 to December 31, 2009. In addition, at the request of our outside Board members, a 5% reduction in director fees was in effect during the period of the employee wage reduction. We intend to monitor general economic conditions and our sales performance and, if warranted, may affect further cost saving measures.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict product demand and other related matters and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $249,000, or 1%, to $29,235,000 for the third quarter of 2010 versus $28,986,000 for the third quarter of 2009. For the nine months ended September 25, 2010, net sales decreased $2,639,000, or 3%, to $83,023,000 from $85,662,000 compared to the same period in 2009. For the third quarter of 2010, sales of strength products increased $106,000, or 1% to $10,189,000 and freight, parts, and other sales increased $644,000, or 26%, to $3,155,000 offset by sales of cardiovascular products which decreased $501,000, or 3%, to $15,891,000 compared to the same period. For the nine months ended September 26, 2010, sales of cardiovascular products decreased $1,529,000, or 3%, to $45,931,000 and sales of strength products decreased $1,267,000, or 4%, to $28,375,000 offset by increased freight, parts and other sales of $157,000 or 2%, to $8,717,000 compared to the same period in 2009. The sales decline for the nine month period was generally throughout our product offerings and we believe was reflective of economic conditions, generally and in the fitness industry.

GROSS MARGIN

Gross margin for the third quarter of 2010 increased by 4.3% to 35.9%, from 31.6% for the same period in 2009. The increase was caused primarily by higher selling prices (2.0%), improvement in warranty provision (1.4%), improved freight billings (0.7%), and improved manufacturing variances (0.2%).

Gross margin for the nine months ended September 25, 2010 increased by 7.2% to 35.5%, from 28.3% for the same period in 2009. The increase was caused primarily by higher selling prices, lower material costs for steel and from initiatives yielding lower component costs on 750 series products of treadmills, bikes, and ArcTrainers (5.4%). In addition, the warranty provision improved by 1.3%. The decrease in the warranty provision for the three and nine months ended September 25, 2010 is due to lower warranty cost per unit due to better loss experience and fewer warranty units outstanding.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1,508,000, or 17%, to $10,505,000 in the third quarter of 2010 compared to $8,997,000 in the third quarter of 2009. For the nine months ended September 25, 2010, selling, general and administrative expenses increased by $2,362,000, or 9%, to $30,294,000 compared to $27,932,000 for the comparable period in 2009. These increases were predominantly due to higher sales and marketing costs including initiatives directed to new markets, higher sales compensation and advertising costs. Selling, general and administrative expenses represented 36% and 37% of sales for the three and nine months ended September 25, 2010 and 31% and 33% of sales for the three and nine months ended September 26, 2009, respectively.

NET INTEREST EXPENSE

Net interest expense decreased by $26,000 in the third quarter of 2010 compared to the corresponding period of 2009 due to lower interest rates on the new equipment loans offset by higher interest earned in 2009 from a financing program. For the nine months ended September 25, 2010, net interest expense increased by $76,000 primarily due to the settlement payment with respect to the termination of the Wells Fargo interest rate swap.

INCOME TAXES

We recorded an income tax benefit of ($278,000) and ($689,000) for the three and nine months ended September 25, 2010, respectively, and ($228,000) and ($1,208,000) for the three and nine months ended September 26, 2009, respectively. The effective tax benefit rate was (38.0%) and (26.0%) for the nine months ended September 25, 2010 and September 26, 2009, respectively. The difference between the U.S. federal statutory rate and the Company’s effective rate is primarily due to non-deductible foreign losses in both periods. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards.

As of December 31, 2009 U.S. federal operating loss carryforwards of approximately $17,488,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $5,111,000, federal alternative minimum tax credit carryforwards of $666,000 and federal research and development tax credit carryforwards of $277,000. The net deferred tax asset balance of $14,776,000 at September 25, 2010 represents the amount of our deferred tax assets that we believe is more-likely-than-not to be realized, and the valuation allowance against our deferred tax assets at September 25, 2010 is $1,491,000. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly. The ability to consider future income before income taxes as a source of recoverability of deferred income taxes is dependent upon the Company generating cumulative profits before income taxes during recent periods. To the extent that the Company does not generate profits before income taxes during 2010, an increase in the valuation allowance may be required. Approximately $38,000,000 of income before taxes is needed to fully realize the Company’s recorded net deferred tax asset.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 25, 2010, we had working capital of $ 20,409,000 compared to $21,107,000 at December 31, 2009. The net decrease in working capital is primarily due to the use of cash for capital expenditures ($1,681,000) and a result of a reduction in the long-term portion of debt ($522,000), partially offset by an increase in cash due to earnings before depreciation and amortization and deferred income taxes ($1,523,000).

For the nine months ended September 25, 2010, we generated $118,000 of cash flow from operating activities compared to generating $101,000 of cash from operations for the nine months ended September 26, 2009. The increase in cash provided by operating activities is primarily due to the reduction in net loss, partially offset by changes in operating assets and liabilities.

Cash used in investing activities of $1,681,000 during the nine months ended September 25, 2010 consisted of purchases of manufacturing tooling and equipment of $1,204,000, primarily for the manufacture of new products, and purchases of computer hardware and infrastructure of $477,000. Cash used in investing activities of $434,000 during the nine months ended September 26, 2009 consisted of purchases of computer hardware and infrastructure of $222,000 and manufacturing tooling and equipment of $212,000, primarily for the manufacture of new products. While capital expenditures for the balance of 2010 are expected to be approximately $1,100,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations.

Cash used in financing activities was $1,419,000 for the nine months ended September 25, 2010, consisted primarily of $5,863,000 in repayment of the Wells Fargo Bank, NA (“Wells Fargo”) term loans and $553,000 of repayments of the Citizens real estate loan, offset by $4,999,000 advanced under the Citizens equipment lease facility. Cash used in financing activities was $126,000 for the nine months ended September 26, 2009, consisting primarily of $1,403,000 of term loan repayments and $451,000 for purchases of treasury stock through a repurchase program, offset by the $1,000,000 Wells Fargo third term loan and $750,000 of net revolver borrowings.

We have credit facilities with RBS Citizens, National Association and RBS Asset Finance, Inc. (collectively, “Citizens”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. Our Citizens equipment lease facility has provided $4,999,000 of equipment lease financing, the proceeds of which were used in June 2010 to retire equipment term loans and related obligations to Wells Fargo. The Citizens real estate loan is secured by a mortgage on the Owatonna facility, is cross-collateralized by our accounts receivable and inventory and matures on July 2, 2014. The Citizens equipment lease facility is secured by our equipment, is cross-collateralized by our accounts receivable and inventory and matures on July 1, 2015. The Citizens revolving line of credit is secured by our accounts receivable and inventory. While the Citizens revolving line of credit matures July 1, 2011, the Company anticipates that the line will either be extended or replaced prior to that date.

At September 25, 2010 there were no outstanding revolving credit loans, a $11,353,000 real estate loan and $4,836,000 outstanding under the Citizens equipment lease facility. Availability under the revolving loan fluctuates daily. At September 25, 2010, there was $5,000,000 in unused availability under the revolving loan facility.

Our credit facilities include financial covenants. At September 25, 2010, we were in compliance with each credit facility’s financial covenants and we believe that we will remain in compliance with these financial covenants for the foreseeable future.

In November 2008, we announced that our Board of Directors had authorized a stock repurchase program of up to one million shares of our common stock. There is no requirement that any level of purchases up to the maximum be made under this program, and the timing, amount and cost of any purchase depends upon various factors, including our stock price and market conditions. Pursuant to our credit facilities, we are currently restricted in making further purchases of our shares. Through September 25, 2010, 531,200 shares had been repurchased under this program with an aggregate cost to us of $703,000.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$16,189,000	$1,520,000	$3,040,000	$11,629,000	$—
Interest due including impact of interest rate swap (a)	3,890,000	1,123,000	2,012,000	755,000	—
Capital lease obligations (b)	31,000	12,000	19,000	—	—
Operating lease commitments	1,416,000	512,000	615,000	278,000	11,000
Purchase obligations	22,009,000	16,175,000	5,134,000	700,000	—

	$43,535,000	$19,342,000	$10,820,000	$13,362,000	$11,000

(a)	This includes a fixed rate of 8.75% per the interest rate swap agreement.
(b)	Includes future interest obligation.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At September 25, 2010, the maximum contingent liability under all recourse provisions was approximately $5,774,000. A reserve for estimated losses under recourse provisions of $700,000 has been recorded based upon historical experience, and is included in accrued liabilities at September 25, 2010.

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

In addition to reserves for self-insured retention, the Company accrued $4,119,000 and $7,627,000, as of September 25, 2010 and December 31, 2009, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies. The product liability claims accrual is included as a component of other liabilities and the insurance recoverable is included as a component of other assets at September 25, 2010 and December 31, 2009. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. The change in the accrual for product liability claims and the corresponding receivable from December 31, 2009 to September 25, 2010 primarily relates to the insured settlement of a product liability claim during the first quarter of 2010.

Valuation of deferred tax assets. The net deferred tax asset balance of $14,776,000 at September 25, 2010 represents the amount of the Company’s deferred tax assets that management believes is more-likely-than-not to be realized and the valuation allowance against the deferred tax assets at September 25, 2010 is $1,491,000. Management will continue to assess the need for this valuation allowance on a quarterly basis. Approximately $38,000,000 of income before income taxes is needed to fully realize the Company’s recorded net deferred tax asset and $42,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between total deferred tax assets and the net operating loss carryforwards and credits is primarily book versus tax differences of various expenses. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

Cybex International, Inc.

	By:	/S/ JOHN AGLIALORO
November 2, 2010		John Aglialoro Chairman and Chief Executive Officer

	By:	/S/ ARTHUR W. HICKS, JR.
November 2, 2010		Arthur W. Hicks, Jr. President, Chief Operating Officer and Chief Financial Officer