Form 10-K
period 2010-12-31
CYBEX INTERNATIONAL INC
filed 2011-03-31
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer [    ]    Accelerated filer [    ]    Non-accelerated filer [    ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [    ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 26, 2010 was $12,687,353.

The number of shares outstanding of the registrant’s class of common stock, as of March 31, 2011

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

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions):

	2010		2009		2008
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Cardiovascular products	$69.4	56%	$66.7	55%	$76.8	52%
Strength systems	41.0	33	42.0	35	58.2	39
Parts	5.7	5	5.3	4	4.8	3
Freight and other sales (1)	6.9	6	6.5	6	8.1	6

	$123.0	100%	$120.5	100%	$147.9	100%

(1)	Reflects shipping and handling fees and costs included on customer invoices.

“Cybex”, “Eagle”, “VR3” and “Arc Trainer” are registered trademarks of Cybex, and “Big Iron,” “Bravo”, “Cyclone-S”, “CX-445T”, “FT-360”, “FT-450”, “Home Arc”, “Jungle Gym”, “LCX-425T”, “MG525”, “Pro3”, “Safety Sentry”, and “VR1” are trademarks of Cybex.

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

Cross Trainers. Cybex Arc Trainer is a product designed to provide the user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance up to 900 Watts in the commercial version to meet the demands ranging from the casual user to the athlete. The 750AT and 750A Arc Trainers use a control console that is based on the 750T treadmill console, facilitating cross-use of these products. The 750AT Total Body Arc Trainer retains all of the functionality of the original Arc Trainer and adds upper body motion to provide for total body training. The Company also produces the 425A Arc Trainer for the light commercial and high-end consumer markets and the 360A Arc Trainer for the consumer market. The Arc Trainers’ list prices range from $3,495 to $7,995.

Treadmills. The Company has four treadmill models, the 750T, Pro3, CX-445T, and LCX-425T. The LCX-425T is a high-end consumer and light commercial product while the other models are for the commercial market. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. The CX-445T, Pro3 and 750T also include an innovative safety feature known as Safety Sentry which causes the treadmill to stop once it detects inactivity with the user. All treadmills are equipped with contact heart rate monitoring and deck suspension system and include wireless heart rate monitoring capabilities. The CX-445T and Pro3 are scheduled for phase out in early 2011. The Company anticipates introducing two new treadmills in early 2011, the 625T and 770T. The Company’s treadmills have list prices ranging from $4,795 to $7,895.

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

Strength Training Products. Strength training equipment provides a physical workout by exercising the musculo-skeletal system. The Company’s strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, jungle gyms, modular multi-station units, the MG525 multi-gym, functional trainers, plate-loaded equipment and free-weight equipment.

Selectorized Equipment. Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

The Company’s selectorized equipment is sold under the trademarks “VR1”, “VR3” and “Eagle.” The VR1 line represents a value-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. This 20 piece line was introduced in 2007 as a replacement for the VR line. Eight new dual function machines intended for use in smaller facilities were added in 2008 and 2009. The VR3 line is a 23 piece line designed for exceptional ease of use in fitness facilities. Eagle represents the Company’s premier line and features a complete scope of use; it features ease-of-use as well as patented and patent pending technologies to meet the needs of performance oriented individuals and facilities. The Company currently sells 74 selectorized equipment products under the above lines with list prices between $2,725 and $7,295.

Modular Units. The Jungle Gym provides facilities with a multi-station, configurable design for essential movements. The pricing of the Jungle Gym depends on configuration. The list price of a typical Jungle Gym is $12,135.

Multi-gym. The Company introduced the MG525 in early 2010, replacing an earlier model. The multi-gym uses considerably less space than multiple selectorized single station equipment. It contains three weight stacks to meet the needs of the vertical commercial market, especially hotels, corporate fitness centers and other small-scale locations. This product has a list price of $5,995.

Functional Trainers. The FT-360 was phased out in late 2010. The Bravo (originally the FT-450) was introduced in late 2008 as a successor to the FT-360. The Bravo extends the capabilities of functional training through the ability to vary the width of the cables and to add stabilization in a progressive manner. The Company has added four additional configurations targeted to rehabilitation and sports performance markets. These products have a list price ranging from $6,195 to $7,395.

Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. In 2009, the Company introduced eight updated models while phasing out earlier products. The Company currently offers 18 plate-loaded products, ranging in price from $1,425 to $4,065.

Free-Weight Equipment. The Company also sells free-weight benches and racks and complements them with OEM supplied dumbbells, barbells and plates. In 2010, the Company added the Big Iron line of free-weight products targeted at collegiate and professional athletic performance training. The Company offers 31 items of free-weight equipment with list prices ranging from $425 to $5,895.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Management estimates that consumer sales represent less than 10% of 2010 net sales. Typical commercial customers are health clubs, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations, golf clubs, corporate fitness and community centers. Sales to Cutler-Owens International Ltd., an independent authorized dealer, represented 13.0%, 13.6% and 12.3% of the Company’s net sales for 2010, 2009 and 2008, respectively. Sales to Planet Fitness Equipment, LLC represented 12.4%, 10.6%, and 10.2% of the Company’s net sales for 2010, 2009, and 2008, respectively. Sales to Snap Fitness, Inc. or its franchisees represented 4.1%, 7.4% and 12.9% of the Company’s net sales for 2010, 2009 and 2008, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2010, 2009 or 2008.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.cybexinternational.com). The Company services its products through independent authorized dealers, international distributors, a network of independent service providers and its own service personnel.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 1, 2011, the Company has approximately 63 active dealers with 116 locations in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer and in specialty markets, such as the military/government, fire departments, golf clubs or universities. The domestic sales team is comprised of 39 positions including territory managers or reps, regional or national account managers, Assistant Vice Presidents, and a Senior Vice President.

The national account team focuses on major market segments such as health clubs and gyms, hotels, resorts, the U.S. government and organizations such as YMCAs, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 25 national accounts.

Sales outside of North America accounted for approximately 31%, 29% and 28% of the Company’s net sales for 2010, 2009 and 2008, respectively. The international sales force consists of 14 positions including a Senior Vice President, a Vice President of Europe Business Development, regional sales managers, country sales managers, a director of International Training, a Director of Communications, an operations coordinator and a European Group Sales Administrator. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom. Cybex UK has 14 employees. The Company utilizes independent distributors for the balance of its international sales. There are approximately 67 independent distributors in 74 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

Additional information concerning the Company’s international sales and assets located in foreign countries is located in Note 2 to the Company’s consolidated financial statements.

The Company markets certain products by advertising in publications which appeal to individuals within its targeted demographic profiles. In addition, the Company advertises in trade publications and participates in industry trade shows. The Company has retained Greg Norman to engage in marketing of the Company’s products, specifically to the golf club market.

The Company offers leasing and other financing options for its commercial customers. The Company arranges financing for its dealers and direct sale customers through various third party lenders for which it may receive a fee. Management believes that these activities produce incremental sales of the Company’s products.

Warranties

All products are warranted for one year of labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and type of equipment. The Company also provides extended warranties on its cardiovascular products. Warranty expense for the years ended December 31, 2010, 2009 and 2008 was $3,547,000, $4,940,000 and $4,361,000, respectively.

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

Product Development

Research and development expense for the years ended December 31, 2010, 2009 and 2008 was $5,569,000, $4,545,000 and $6,603,000, respectively. At December 31, 2010, the Company had the equivalent of 38 employees engaged in ongoing research and development programs. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Senior Vice President of Research and Development.

Manufacturing and Supply

The Company maintains two vertically integrated manufacturing facilities equipped to perform fabrication, machining, welding, grinding, assembly and finishing of its products.

The Company manufactures treadmill and bike cardiovascular products in its facility located in Medway, Massachusetts and manufactures the cross trainers and strength equipment in its facility located in Owatonna, Minnesota. Raw materials and purchased components are comprised primarily of steel, aluminum, wooden decks, electric motors, molded or extruded plastics, milled products, circuit boards for computerized controls, video monitors and upholstery. These materials are assembled, fabricated, machined, welded, powder coated and upholstered to create finished products.

The Company’s stepper, multi-gym, and Home Arc products are manufactured for the Company in Taiwan.

The Company single sources its stepper, multi-gym and Home Arc products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components, electronics and video monitors, where it believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company’s operations.

The Company manufacturers most of its strength training equipment on a “build-to-order” basis which responds to specific sales orders. The Company manufactures its other products based upon projected sales in addition to a “build to order” basis.

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

Employees

On March 1, 2011, the Company employed 552 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

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

We are subject to a product liability jury verdict substantially in excess of our insurance coverage and beyond our capacity to pay. On December 7, 2010, the jury in the Barnhard v Cybex International, Inc. product liability suit returned a $66 million verdict, apportioned 75% to Cybex, 20% to a non-affiliated co-defendant and 5% to the plaintiff. Under New York law, Cybex would be responsible for payment of 95% of any judgment entered on this verdict and may then seek to collect 20% of such judgment from the co-defendant. Our available insurance coverage for this matter as of December 31, 2010 was approximately $2,900,000. See Item 3, Part 1 below and Note 14 of the Notes to the Consolidated Financial Statements included herein for a more detailed description of this matter. We intend to vigorously pursue all available options to seek a reversal or reduction of the verdict and any judgment that is ultimately entered on the verdict. However, any appeals we make in this matter may be denied. In addition, we may be required to post a bond in a significant amount, up to the full amount of the judgment, in order to obtain a stay of enforcement of the judgment during the pendency of our appeals, and there is no assurance that we will have the financial ability to obtain such a bond. We do not have the resources to a satisfy our obligations if the plaintiff is ultimately able, either due to our inability to post a bond or the failure of our appeals, to enforce a judgment in this matter unless the judgment is substantially reduced from the jury verdict. Even if we have the financial ability to obtain a bond or to pay a reduced judgment, such events could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows. The uncertainties of this matter may also negatively affect the willingness of others, including our customers, vendors and lenders, to do business with us. The above factors have caused our independent registered public accountants to include an explanatory paragraph in their opinion on our consolidated financial statements included herein stating that this matter raises substantial doubt about our ability to continue as a going concern.

Failure to comply with our credit facilities could have a material adverse effect upon us. We failed to meet certain financial covenants contained in our credit facilities at March 28 and June 27, 2009. We obtained waivers from each lender for the quarters then ended, and we also renegotiated our financial covenants with our lenders.

In March, 2011, our financial covenants were further amended and we are currently in compliance with our credit facilities. A failure to remain in compliance with our credit facilities could result in a number of consequences, such as our lenders requiring all indebtedness to be paid or our revolving lender refusing to extend further revolving loans, which could have a material adverse effect on our business, prospects or financial condition.

Our revolving credit facility matures on July 1, 2011. Our revolving credit facility matures on July 1, 2011, prior to which time we anticipate it will be extended or refinanced. However, there is no assurance that such extension or refinancing will be available or, if available, that it will be on favorable terms. If we are unable to extend or refinance the revolving credit facility, we would not have available to us working capital loans. While we have not utilized the revolving credit facility for working capital financing since 2009, the failure to have revolving credit availability could result in insufficient sources of liquidity to meet our obligations.

We have incurred losses. We incurred net losses in the last three fiscal years. In 2008 we recorded a goodwill impairment charge of $11,247,000, resulting in a net loss for the year. An approximate 19% decline in our 2009 net sales compared to the prior year was a substantial contributor to our 2009 net loss. In 2010, we incurred $45,991,000 in pre-tax litigation charges, related to the product liability jury award discussed above, and a $12,665,000 incremental tax provision, primarily due to the valuation allowance recorded against deferred tax assets as a result of the uncertainty of realization caused by the litigation charge, resulting in a net loss of $58,237,000 for the year. If we are unable to maintain our profitability and we incur losses in the future, such losses could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

General economic conditions affect our results. Demand for our products is affected by economic conditions and consumer confidence. In times of economic uncertainty, our customers, particularly commercial customers such as fitness clubs, may become cautious in making expansion and other investments and may reduce their capital expenditures for items such as the fitness equipment offered by us. In addition, economic conditions could make it more difficult for us to collect amounts as they become due to us. While our net sales in 2010 were 2% above prior year results, net sales for 2009 and 2010 were approximately 19% and 17%, respectively, below 2008 net sales. We believe that this sales decline largely reflected our customers’ caution in making capital investment decisions due to economic conditions, both generally and in the fitness industry. If these economic conditions persist or further deteriorate, our ability to generate future revenues and earnings and our business prospects, liquidity and financial condition could be materially adversely affected.

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

Increases in raw material costs, or the unavailability of raw materials or components, could adversely affect us. Increases in our cost of raw materials could have a material effect on our profitability. We currently source our Home Arc, multi-gym and stepper and certain raw materials and component parts (e.g., drive motors, belts, running decks, molded plastic components and electronics) from single suppliers. Current economic conditions may make it more likely that our suppliers are unable to deliver supplies which we require on a timely basis or at all. The loss of a significant supplier, or delays or disruptions in the delivery of raw materials or components, could adversely affect our ability to generate future revenues and earnings and have a material adverse effect on our business and financial results.

We are subject to product liability claims that may exceed our insurance coverage. As a manufacturer of fitness products, we are inherently subject to the hazards and uncertainties of product liability litigation. We have maintained, and expect to continue to maintain, product liability insurance, and we include reserves for self insured retention in accrued liabilities in our consolidated balance sheets. While we believe that our current insurance coverage is adequate, we may be subject to product liability claims which assert damages materially in excess of the limits of our insurance coverage. In December 2010, a significant jury verdict was rendered in a product liability suit, discussed above, which substantially exceeds our available insurance coverage. It is possible that the Company could be subject to other product liability judgments or settlements which materially exceed the available insurance coverage and related reserves.

We have been involved in a number of other litigation matters and expect legal claims in the future. In recent years we have been involved in a number of other litigation matters, including with respect to intellectual property rights and contractual disputes. We expect that we will continue to be involved in litigation in the ordinary course of business. While we maintain reserves for estimated litigation costs and losses, one or more adverse determinations or excessive costs in litigation affecting us could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

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

The loss of a major customer could adversely affect us. In 2010 sales to one independent authorized dealer represented 13.0% of our net sales and sales to an end user customer represented 12.4% of net sales. These customers represented 9.5% and 6.7%, respectively, of our accounts receivable as of December 31, 2010. The concentration of customers may increase our overall exposure to credit risk. The loss or significant reduction in the business of a major customer, or a major customer experiencing financial difficulty, could significantly harm our operating results, financial condition, cash flows and prospects.

We rely on third party dealers and distributors to sell and service a significant portion of our products. In 2010, more than half of our total net sales were to our independent authorized dealers in North America and to independent distributors internationally. These third party dealers and distributors may terminate their relationships with us, or fail to commit the necessary resources to sell or service our products to the level of our expectations. If current or future third party dealers or distributors do not perform adequately, or if we fail to maintain our existing relationships with them or fail to recruit and retain dealers or distributors in particular markets or geographic areas, our revenues may be adversely affected and our operating results could suffer.

Our major stockholders may exercise effective control over us. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own approximately 49.5% of our outstanding common stock. Such stockholders may have the ability to significantly influence (i) the election of our Board of Directors, and thus our future direction and (ii) the outcome of all other matters submitted to our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets.

We face strong competition. The fitness equipment industry is highly competitive. Numerous companies manufacture, sell or distribute exercise equipment. Our competitors include companies with strong name recognition and more extensive financial and other resources than us.

We carry debt. We carry long-term debt. This leverage may have several important consequences, including the need to meet debt service requirements and vulnerability to changes in interest rates. This leverage may also limit our ability to raise additional capital, withstand adverse economic or business conditions and competitive pressures, and take advantage of significant business opportunities that may arise.

Warranty claims may exceed the related reserves. We warrant our products for varying periods of up to ten years. While we maintain reserves for warranty claims, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if warranty claims were to materially exceed anticipated levels.

We may have a liability related to the arrangement of third party financing. We offer to our customers leasing and other financing of products by third party providers, for which we may receive a fee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2010, our maximum contingent liability under all recourse provisions was approximately $5,691,000. While we maintain a reserve for estimated losses under these recourse provisions, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if actual losses were to materially exceed the related reserve.

We are currently not in compliance with, and may be unable to regain or maintain compliance with, NASDAQ’s continued listing requirements. On January 21, 2011, we received notification from the NASDAQ Stock Market (“NASDAQ”) that we no longer meet the NASDAQ’s continued listing requirement because our common stock traded below $1.00 per share for 30 consecutive business days. The notification of non-compliance has no immediate effect on the listing or trading of our securities on the NASDAQ Global Market. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days prior to July 20, 2011. In addition to NASDAQ’s $1.00 minimum bid price rule, there are a number of other continued listing requirements that we must satisfy in order to maintain our listing on NASDAQ, and there is no assurance we will regain and maintain compliance with the NASDAQ continued listing standards. The delisting of our common stock from trading on NASDAQ could have a significant negative effect on the market for, and liquidity and value of, our common stock.

Unfavorable international political or economic changes and/or currency fluctuations could negatively impact us. Approximately 31% and 29% of our sales in 2010 and 2009, respectively, were derived from outside North America. Political or economic changes and/or currency fluctuations in countries in which we do business could negatively impact our business and financial results, including decreases in our revenues and profitability.

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

A variety of factors may discourage potential take-over attempts. John Aglialoro, Joan Carter and UM Holdings Ltd., who are related parties, collectively own approximately 49.5% of our outstanding common stock. In addition, our Certificate of Incorporation requires an affirmative super-majority stockholder vote before we can enter into certain defined business combinations, except for combinations that meet certain specified conditions; provides for staggered three-year terms for members of the Board of Directors; and authorizes the Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. Each of these factors could have the effect of discouraging potential take-over attempts and may make attempts by stockholders to change our management more difficult.

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

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards and uncertainties of product liability litigation. The Company has maintained, and expects to continue to maintain, product liability insurance, and it includes reserves for self insured retention in accrued liabilities in the consolidated balance sheets. While the Company believes that its insurance coverage is adequate in light of the risks of product liability claims and awards, the Company may be subject to product liability claims which assert damages materially in excess of the limits of its insurance coverage. In December 2010, a jury verdict in the Barnhard v Cybex International, Inc. product liability suit, discussed below, apportioned a significant amount of liability to the Company, which substantially exceeds the Company’s available insurance coverage. It is possible that the Company could be subject to other product liability judgments or settlements which materially exceed the available insurance coverage and related reserves.

Litigation and Contingencies

Barnhard v. Cybex International, Inc., et al.

This product liability litigation was commenced in 2005 in the Supreme Court, Eighth District, State of New York. The plaintiff, who was rendered a quadriplegic after she pulled a Cybex weight machine over onto herself, asserted that Cybex was at fault for the accident due to the design of the machine and a failure to warn. On December 7, 2010, the jury returned a $66 million verdict, apportioned 75% to Cybex, 20% to co-defendant Amherst Orthopedic Physical Therapy, P.C. and 5% to the plaintiff. Under New York law, Cybex would be responsible for payment of 95% of any judgment entered on this verdict and may then seek to collect 20% of such judgment from the co-defendant.

In January 2011 the Company filed post-trial motions, seeking, alternatively, judgment in its favor as a matter of law, a new trial and a reduction of the verdict. In February 2011, the trial court denied these motions, and the Company thereafter filed an appeal from this post-trial order with the Appellate Division, Fourth Judicial Department. At the date of this Report, no judgment has been entered on the verdict. Interest does not begin to accrue on this judgment until after it has been entered. The Company intends to vigorously pursue all available options to seek a reversal or reduction of the verdict and any judgment that is ultimately entered.

United Leasing, Inc. v. Cybex International, Inc., et al.

The Company on February 25, 2009 was served with an Amended Complaint which added the Company and its wholly owned subsidiary, Cybex Capital Corp. (collectively with the Company referred to herein as Cybex), as additional defendants in this action originally venued in the Circuit Court for Williamson County, State of Tennessee. The plaintiff, United Leasing, Inc., provided a series of lease financings for the sale of Cybex equipment to a purchaser/lessee which has since entered bankruptcy, many of which sales were made by an independent dealer, also a defendant in the action. The plaintiff alleged that it was induced to finance in excess of the purchase price for certain of the equipment based primarily upon alleged rebates to the purchaser/lessee made by the independent dealer. Cybex Capital assisted in the lease financing and the plaintiff asserted that Cybex participated in the alleged scheme and was liable for any resulting damages.

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting limited guarantees of certain of the leases at issue had been provided.

In January 2011, the parties entered into a settlement agreement. Pursuant to this settlement, Cybex paid to the plaintiff the sum of $937,500, the parties provided cross-releases of all claims and the litigation has been dismissed with prejudice.

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

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 15, 2011 were as follows:

Name	Age	Position
John Aglialoro	67	Chairman and Chief Executive Officer
Arthur W. Hicks, Jr.	52	President, Chief Operating Officer and Chief Financial Officer
Edward Kurzontkowski	47	Senior Vice President of Manufacturing
Raymond Giannelli	57	Senior Vice President of Research and Development
Edward J. Pryts	50	Senior Vice President of Sales—North America
John P. Young	48	Senior Vice President of Sales—International

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

Mr. Pryts has served as the Company’s Senior Vice President of Sales—North America since 2007. Mr. Pryts first joined Trotter in 1993 and has served the Company in a variety of capacities, including Vice President of Sales—North America from 2002 to 2006 and Vice President of Domestic Sales from 2000 to 2002.

Mr. Young has served as the Company’s Senior Vice President of Sales—International since January 2007. He first joined Cybex in 1999 and has served in several capacities, including Vice President of International Sales from 2001 to 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the NASDAQ Global Market under the symbol CYBI.

The following table shows the high and low market prices as reported by NASDAQ:

	2010		2009
Calendar	High	Low	High	Low
First Quarter	$1.62	$1.17	$1.93	$0.81
Second Quarter	1.72	1.17	1.49	0.95
Third Quarter	1.80	1.34	2.55	0.86
Fourth Quarter	1.65	0.57	1.89	1.15

As of March 15, 2011, there were approximately 436 common stockholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

Under the Company’s credit agreements, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

The following table summarizes securities authorized for issuance under equity compensation plans at December 31, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	791,125	$2.17	565,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	791,125	$2.17	565,000

(1)	Consists of 565,000 shares available for issuance under the Company’s 2005 Omnibus Incentive Plan. See Note 10 to the Company’s consolidated financial statements for a description of this plan.

Performance Graph

The following graph compares the five-year cumulative total return (change in stock price plus reinvested dividends) on the Company’s common stock with the total returns of the NASDAQ Market Value Index, a broad market index covering stocks listed on the NASDAQ, and the companies in the Sporting and Athletic Goods Industry (SIC Code 3949), a group encompassing 17 companies (the “SIC Code Index”). The performance graph is deemed furnished and not filed with the Securities and Exchange Commission.

Comparison of 5-Year Cumulative Total Return Among

Cybex International, Inc., NASDAQ Market Index,

and SIC Code Index (1)

	2005	2006	2007	2008	2009	2010
Cybex International, Inc.	$100.00	$162.16	$123.24	$49.73	$31.62	$17.84
NASDAQ Market Index	100.00	111.74	124.67	73.77	107.12	125.93
SIC CODE 3949-Sporting and Athletic Goods	100.00	96.77	94.36	43.38	37.35	42.06

(1)	Assumes $100 invested on December 31, 2005 and dividends are reinvested. Source: Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2010. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31
	2010	2009	2008	2007		2006
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$122,961	$120,474	$147,929	$146,503		$126,924
Cost of sales	78,114	84,466	99,940	95,683		80,241

Gross profit	44,847	36,008	47,989	50,820		46,683
Selling, general and administrative expenses	42,072	37,680	42,321	42,224		36,757
Litigation charge	45,991 (a)	—	—	—		—
Goodwill impairment charge	—	—	11,247 (c)	—		—

Operating income (loss)	(43,216)	(1,672)	(5,579)	8,596		9,926
Interest expense, net	(1,260)	(1,274)	(1,176)	(963)		(1,839)

Income (loss) before income taxes	(44,476)	(2,946)	(6,755)	7,633		8,087
Income tax expense (benefit)	13,761 (b)	(509)	2,333	(2,121	)(d)	(11,967	)(e)

Net income (loss)	$(58,237)	$(2,437)	$(9,088)	$9,754		$20,054

Basic earnings (loss) per share	$(3.40)	$(0.14)	$(0.52)	$.56		$1.22

Diluted earnings (loss) per share	$(3.40)	$(0.14)	$(0.52)	$.55		$1.18

(a)	Consists of a $45,991 charge relating to the unfavorable jury verdict in the Barnhard product liability suit.
(b)	Includes an increase in the valuation allowance of $30,656 to fully offset deferred tax assets, primarily due to the uncertainty of realization of the Company’s deferred tax assets resulting from the product liability suit. The net incremental tax provision recorded as a result of the litigation charge was $12,665.
(c)	Consists of a non-cash non-tax deductible goodwill impairment charge of $11,247 triggered by declines in the Company’s stock price in the period.
(d)	Includes a benefit of $5,377 resulting from a reduction in the valuation allowance for deferred income taxes.
(e)	Includes a benefit of $15,361 resulting from a reduction in the valuation allowance for deferred income taxes.

	December 31
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Working capital	$(26,611)	$21,107	$20,929	$18,186	$14,061
Total assets	85,414	88,635	91,301	98,129	73,377
Long-term debt (including current portion)	15,809	17,606	18,488	18,950	3,762
Total stockholders’ equity (deficit)	(15,010)	43,109	45,451	55,042	45,667

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, the resolution of litigation involving us, our ability to comply with the terms of our credit facilities, competitive factors, technological and product developments, market demand, and economic conditions. Further information on these and other factors which could affect our financial results can be found in our filings with the Securities and Exchange Commission, including Part I of this Annual Report on Form 10-K.

OVERVIEW AND OUTLOOK

We are a New York corporation that develops, manufacturers and markets high performance, professional quality exercise equipment products for the commercial market and, to a lesser extent, the premium segment of the consumer market.

We estimate that commercial sales represent more than 90% of our total net sales. Our financial performance can be affected when, in times of economic uncertainty, our commercial customers, particularly fitness clubs, become cautious in making expansion and other capital investments and reduce their expenditures for items such as the fitness equipment offered by us.

Our net sales began to decline commencing with the fourth quarter of 2008, with net sales in 2009 and 2010 approximately 19% and 17%, respectively, below 2008 net sales. We believe that this sales decline largely reflects our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

Our sales began to recover in 2010, with 2010 net sales approximately 2% above 2009 net sales. This improvement in sales accelerated throughout the year, with sales in the second and third quarters of 2010 essentially flat compared to net sales for the corresponding 2009 periods and fourth quarter 2010 net sales almost 15% above fourth quarter 2009 results. While we believe that this trend may reflect improving economic and industry conditions as well as our marketing and new product initiatives, there is no assurance that the improved sales trend will continue. We also cannot be certain the extent that other factors, such as the product liability verdict discussed below or changes in economic conditions, will affect our financial performance.

We took various steps to reduce expenses in response to the decline in our sales. These steps included a first quarter 2009 work force reduction of about 5% and a wage reduction of 3% or 5% for all employees in effect from the second quarter 2009 to December 31, 2009. In addition, at the request of our outside Board members, a 5% reduction in director fees was in effect during the period of the employee wage reduction. We intend to monitor general economic conditions and our sales performance and, if warranted, may implement further cost saving measures.

On December 7, 2010, the jury in the Barnhard product liability suit returned a $66 million verdict, apportioned 75% to Cybex, 20% to a non-affiliated co-defendant, and 5% to the plaintiff. Under New York law, Cybex would be responsible for payment of 95% of any judgment entered on this verdict and may then seek to collect 20% of such judgment from the co-defendant. Our available insurance coverage for this matter as of December 31, 2010 was approximately $2,900,000. See Item 3, Part 1 of this Report and Note 14 of the Notes to the Consolidated Financial Statements included herein for a more detailed description of this matter. We intend to vigorously pursue all available options to seek a reversal or reduction of the verdict and any judgment that is ultimately entered on the verdict, and we will seek a stay of enforcement of any judgment during the appellate process. Such a stay may require the posting of a bond in a substantial amount, up to the full amount of the judgment. While we will ask the Court to issue such a stay with a limited or no bonding requirement, there is no assurance we will be successful in this regard or that we will have the financial ability to secure a bond at a level required by the Court. The requirement to post a bond in a significant amount, even if at a level within our capacity to secure, could have a material adverse effect on our liquidity, financial condition and business prospects. If we are unable to obtain a required bond, the plaintiff would be able to immediately enforce the judgment before we are able to fully pursue our appeal. We do not have the capital resources or liquidity to satisfy our obligations if the plaintiff is ultimately able, either due to our inability to post a bond or the failure of our appeal, to enforce a judgment in this matter that has not been substantially reduced from the jury verdict.

The report of our independent registered public accountants on our consolidated financial statements contained in this Report on Form 10-K includes an explanatory paragraph stating that the Barnhard jury verdict raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements that are included herein do not include any adjustments that might result from the outcome of this uncertainty.

We believe that we were not at fault in the accident that is the basis of the plaintiff’s claims and accordingly that this case was wrongly decided as to liability. In addition, we believe that the amount of damages awarded by the jury is grossly overstated. Our strategy to resolve the doubt about our ability to continue as a going concern is to vigorously contest the outcome of the Barnhard jury verdict through post trial proceedings and appeal, in order to obtain a reversal or substantial reduction of the award.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the uncertainties created by the jury verdict discussed above, and the continued uncertainties in U.S. and global economic conditions and in the fitness industry, make it particularly difficult to predict future events and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales:

	Year Ended December 31
	2010	2009	2008
Net sales	100%	100%	100%
Cost of sales	64	70	68

Gross profit	36	30	32
Selling, general and administrative expenses	34	31	28
Litigation charge	37	—	—
Goodwill impairment charge	—	—	8

Operating loss	(35)	(1)	(4)
Interest expense, net	1	1	1

Loss before income taxes	(36)	(2)	(5)
Income tax expense (benefit)	11	—	1

Net loss	(47)%	(2)%	(6)%

NET SALES

Our net sales increased $2,487,000, or 2%, to $122,961,000 in 2010 compared with a $27,455,000, or 19%, decrease in 2009 compared to 2008.

The increase in 2010 was attributable to increases in sales of cardiovascular products of $2,658,000, or 4% to $69,362,000 and increased freight, parts and other sales of $801,000, or 7% to $12,579,000, offset by decreases in sales of strength products of $972,000, or 2% to $41,020,000. We believe that the overall increase in sales is reflective of improving economic conditions as well as our marketing and new product initiatives.

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

Sales outside of North America represented 31%, 29% and 28% of consolidated net sales in 2010, 2009 and 2008, respectively.

GROSS MARGIN

Gross margin was 36.5% in 2010, compared with 29.9% in 2009 and 32.4% in 2008. Margins increased in 2010 due to higher selling prices (2.3%), favorable product mix (1.2%), lower warranty costs (1.2%), lower component costs (.9%), lower obsolescence expense (.9%) and lower manufacturing costs (.1%).

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including bad debt expense, increased by $4,392,000, or 12% in 2010 to $42,072,000 compared to a decrease of $4,641,000, or 11%, in 2009. As a percentage of net sales, these expenses were 34%, 31% and 28% in 2010, 2009 and 2008, respectively.

The 2010 increase in selling, general and administrative expenses was predominantly due to higher sales and marketing costs ($3,551,000) including initiatives directed to new markets, higher sales compensation and advertising costs.

The 2009 decrease in selling, general and administrative expenses was predominantly due to a decrease in domestic and international selling expenses ($2,879,000) and a decrease in product development costs ($2,058,000) and was the result of various cost reductions we effectuated during 2009 in response to economic conditions.

LITIGATION CHARGE

The litigation charge for the year ended December 31, 2010 relates to an unfavorable jury verdict in the Barnhard product liability suit. See Note 14 to the Company’s consolidated financial statements.

GOODWILL IMPAIRMENT CHARGE

At December 31, 2008, we tested our goodwill for impairment and performed the initial step of our impairment evaluation by comparing the fair market value of our single reporting unit, as determined using market capitalization, as adjusted for a control premium, to its carrying value. As the carrying amount exceeded the fair value, the second step of the impairment evaluation was performed to calculate impairment, and as a result a goodwill impairment charge of $11,247,000, the entire amount of the goodwill carrying value, was recorded effective December 31, 2008, with no corresponding tax benefit. The primary reason for the impairment charge was the reduction in our market capitalization resulting from the sustained decline of our stock price during the second half of 2008.

INTEREST EXPENSE, NET

Net interest expense decreased by $14,000, or 1%, in 2010 to $1,260,000 compared to an increase of $98,000, or 8%, in 2009. During 2010, interest expense decreased due to lower interest rates on the new equipment facility offset by higher interest earned in 2009 from a financing program. During 2009, interest expense increased due to a higher applicable interest rate resulting from debt modifications, offset by lower average borrowings.

INCOME TAXES

We recorded, as of December 31, 2010, an increase in the valuation allowance for deferred tax assets of $30,656,000 to fully offset our deferred tax assets of $32,158,000. A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by an unfavorable product liability jury verdict (see Note 14 to the Company’s consolidated financial statements), we determined that a valuation allowance against the entire amount of our deferred tax assets as of December 31, 2010 is necessary. We recorded an income tax expense (benefit) of $13,761,000 (including the increase in the valuation allowance), ($509,000) and $2,333,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The effective tax (benefit) rate was 72.3% in 2010 excluding the litigation charge and related tax expense, (17.3%) in 2009 and 51.9% in 2008 before the non-deductible goodwill impairment charge. The tax (benefit) rates in each year are affected by non-deductible foreign losses, and the percentage that these losses represent of our results for the year causes large fluctuations in our tax (benefit) rates. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards and credits.

As of December 31, 2010, U.S. federal operating loss carryforwards of approximately $15,462,000 were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $5,871,000, federal alternative minimum tax credit carryforwards of $700,000 and federal research and development tax credit carryforwards of $352,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had negative working capital of $26,611,000 compared to positive working capital of $21,107,000 at December 31, 2009. The net decrease in working capital is primarily due to the net liability accrued for the non-cash Barnhard litigation charge of $46,792,000, as well as the use of cash for capital expenditures and the reduction of long-term debt, partially offset by the net cash provided by operating activities in 2010.

For the year ended December 31, 2010, we generated $4,192,000 of cash from operating activities compared to $7,219,000 for the year ended December 31, 2009. The decrease in cash provided by operating activities in 2010 compared to 2009 is primarily due to increases in accounts receivable and inventories in 2010 compared to decreases in 2009, partially offset by net income excluding the litigation charge and related tax expense generated in 2010 compared to a net loss in 2009.

Cash used in investing activities of $2,240,000 in 2010 consisted of purchases of manufacturing tooling and equipment of $1,443,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $797,000. Cash used in investing activities of $613,000 during 2009 consisted of purchases of manufacturing tooling and equipment of $312,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $301,000. While 2011 capital expenditures are expected to be approximately $3,500,000, the timing and amount of these expenditures will depend on economic conditions, the results of our operations and our other cash needs.

For the year ended December 31, 2010, cash used in financing activities of $1,801,000 consisted primarily of $5,863,000 in repayment of the Wells Fargo Bank, NA (“Wells Fargo”) term loans and $933,000 of principal payments on the Citizens real estate loan, offset by $4,999,000 advanced under the Citizens equipment facility. For the year ended December 31, 2009, cash used in financing activities of $1,355,000 consisted primarily of net term loan payments of $882,000 and $451,000 for the purchase of treasury stock through a repurchase program.

We have credit facilities with RBS Citizens, National Association and RBS Asset Finance, Inc. (collectively, “Citizens”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. Our Citizens equipment facility has provided $4,999,000 of equipment lease financing, the proceeds of which were used in June 2010 to retire equipment term loans and related obligations to Wells Fargo. The Citizens real estate loan and revolving line of credit are secured by substantially all of our assets. The Citizens equipment facility is secured by our equipment, is cross-collateralized by our accounts receivable and inventory and matures on July 1, 2015. The Citizens real estate loan matures on July 2, 2014. The Citizens revolving line of credit matures July 1, 2011. While there can be no assurance, we anticipate that the line will either be extended or replaced prior to that date.

At December 31, 2010, there were no outstanding revolving credit loans, a $11,223,000 real estate loan and $4,586,000 outstanding under the Citizens equipment facility. Availability under the revolving loan fluctuates daily. At the date of this Report, the availability under the revolving line of credit is $2,000,000.

Our credit facilities include financial covenants. These financial covenants were amended in March 2011, permitting us to remain in compliance with them as of December 31, 2010. We believe that we will remain in compliance with our financing agreements throughout 2011, provided that there is a stay of execution of any judgment issued on the Barnhard verdict which continues throughout the period. While there can be no assurance, we do not believe it is probable that the judgment will be enforced without a stay of execution pending our appeals, or that we will be required to post a bond in excess of an amount acceptable to the bank, which would constitute events of default, during at least calendar 2011.

We rely upon cash flows from our operations and borrowings under our credit facilities to fund our working capital and capital expenditure requirements. As discussed above under the caption “Overview and Outlook”, the Barnhard jury verdict creates uncertainties as to whether our sources of liquidity will be sufficient to meet our obligations. In addition to these uncertainties, a decline in sales or margins or a failure to remain in compliance with the terms of our credit facilities or to extend the maturity date of our revolving line of credit could result in having insufficient funds for our working capital and capital expenditure needs. However, we believe that our cash flows and the availability under our credit facilities are sufficient to fund our general working capital and capital expenditure needs for at least the next 12 months, provided that there is a stay of enforcement of any judgment issued on the Barnhard verdict which continues throughout the period.

As of December 31, 2010, we had approximately $21,333,000 in U.S. Federal and non-U.S. net operating loss carry forwards, substantially all of which will be available to offset future taxable income. These losses do not include the charge relating to the unfavorable jury verdict in the Barnhard matter, as it is not currently deductible for income taxes.

RECONCILIATION OF GAAP TO NON-GAAP RESULTS

The following tables set forth certain financial information as of and for the year ended December 31, 2010 excluding the 2010 litigation charge and the related tax impact. This presentation is not in accordance with generally accepted accounting principles (“GAAP”), and the tables include a reconciliation of GAAP and non-GAAP results. We believe that the non-GAAP statement of operations data is a beneficial supplemental disclosure in analyzing and assessing our operating performance, exclusive of the effects of the litigation charge and related increase in valuation allowance, and to provide a basis for reviewing our operating performance on a consistent basis for the periods presented. We also believe that the non-GAAP balance sheet data is beneficial supplemental disclosure in analyzing and assessing changes in our financial condition, exclusive of the effects of the litigation charge and related tax impact. In addition, management utilizes this information in analyzing our performance and for planning purposes.

	Year Ended December 31
	2010	2009	2008
	(in thousands, except per share data)
GAAP net loss	$(58,237)	$(2,437)	$(9,088)
Adjustments
Eliminate litigation charge	45,991	—	—
Adjustment to income tax provision to exclude impact of litigation charge	12,665	—	—

Non-GAAP net income (loss)	$419	$(2,437)	$(9,088)

Basic and diluted net income (loss) per share	$(3.40)	$(0.14)	$(0.52)
Adjustments	3.43	—	—

Non-GAAP basic and diluted net income (loss) per share	$0.03	$(0.14)	$(0.52)

	December 31
	2010	2009
	(in thousands)
GAAP stockholders’ equity (deficit)	$(15,010)	$43,109
Adjustments
Eliminate net impact of litigation charge	58,656	—

Non-GAAP stockholders’ equity	$43,646	$43,109

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$15,809,000	$1,520,000	$3,040,000	$11,249,000	$—
Interest due including impact of interest rate swap (a)	3,585,000	1,102,000	1,971,000	512,000	—
Capital lease obligations (b)	28,000	12,000	16,000	—	—
Operating lease commitments	1,278,000	460,000	553,000	265,000	—
Purchase obligations	21,757,000	15,844,000	5,313,000	600,000	—

	$42,457,000	$18,938,000	$10,893,000	$12,626,000	$—

(a)	This includes a fixed rate of 8.75% per the interest rate swap agreement.
(b)	Includes future interest obligation.

This table does not include any amounts that may be payable related to the Barnhard v. Cybex International, Inc. matter described in Item 3, Legal Proceedings. At the date of this Report, no judgment has been entered on the verdict. The Company intends to vigorously pursue all available options to seek a reversal or reduction of the verdict and any judgment that is ultimately entered.

We have agreements with our named executive officers that provide for severance payments to the officer in the event the employee is terminated without cause or, in certain situations, the officer resigns after a change in control. As further described in Note 14, Employment Agreements, to the Company’s consolidated financial statements, the maximum cash exposure under these agreements is $2,495,000 as of December 31, 2010. The actual amounts to be paid can only be determined at the time of the executive officer’s separation from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program, whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2010, the maximum contingent liability under all recourse provisions was approximately $5,691,000. A reserve for estimated losses under recourse provisions of $818,000 has been recorded based upon historical experience, and is included in accrued liabilities at December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance addressing revenue arrangements with multiple deliverables. This new guidance establishes a new hierarchy for allocating revenues among multiple deliverables in a multi-element arrangement. In order of preference, revenues will be allocated based on vendor specific objective evidence (VSOE), third-party evidence, or estimated selling price. Additional disclosures are required to describe the effects of adoption, including changes in how arrangement consideration is allocated or in the pattern and timing of revenue recognition. This guidance is effective for fiscal years beginning on or after June 15, 2010, and the Company elected to early adopt for new or materially modified arrangements entered into on or after January 1, 2009. The adoption did not materially impact the Company’s consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued guidance to require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, this guidance clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance on January 1, 2010 and included the appropriate disclosures in Note 9 to the consolidated financial statements. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

Product liability reserve. Due to the nature of its products, the Company is involved in certain pending product liability claims and lawsuits. The Company maintains product liability insurance coverage subject to deductibles. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities in the accompanying consolidated balance sheets, based on management’s review of outstanding claims and claims history and consultation with its third-party claims administrators. The Company records a reserve for the self insured retention portion of product liability matters for which it is probable that a loss has been incurred and the range of the loss can be determined. The Company records a reserve and a corresponding insurance receivable if the amount of the product liability exposure is recoverable from the Company’s insurance carrier. If actual results vary from management’s estimates, adjustments to the reserve would be required. See Notes 5 and 14 to the Company’s consolidated financial statements for further discussion on product liability.

The Company, as of December 31, 2010, recorded a $62,696,000 litigation reserve as a current liability pertaining to the Barnhard jury verdict and a corresponding litigation related receivable of $15,904,000 representing the amount recoverable from the co-defendant in the matter and the estimated amount recoverable under the Company’s insurance policies. The Company also accrued $947,000 and $3,054,000, as of December 31, 2010 and 2009, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies. This product liability claims accrual is included as a component of other liabilities and the insurance recoverable is included as a component of other assets at December 31, 2010 and December 31, 2009. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. The change in accrual for product liability claims and the corresponding receivable from December 31, 2009 to December 31, 2010 primarily relates to the insured settlement of a product liability claim during the first quarter of 2010.

Valuation of deferred tax assets. The Company records a valuation allowance to reduce the carrying amount of deferred tax assets if it is more-likely-than-not that such assets will not be realized. At December 31, 2010, there is a valuation allowance of $32,158,000, which reduces our net deferred tax assets to zero. Approximately $82,500,000 of future taxable income is needed to fully recognize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

The Company has an interest rate swap which effectively converts the Citizens real estate loan in the amount of $11,223,000 at December 31, 2010 from a floating rate to a fixed rate of 8.25% to 8.75% based on a performance grid throughout the duration of the loan. See Notes 8 and 9 to the Company’s consolidated financial statements for further discussion of these instruments. A change in interest rates would not materially impact the Company’s interest expense because the interest rate swap effectively converts the majority of the Company’s outstanding debt to fixed rate debt.

Foreign Currency Rates

The Company at times uses foreign currency forward contracts to hedge its foreign currency exposure on sales made in the UK in British Sterling. There were no foreign currency forward contracts outstanding at December 31, 2010.   Foreign currency fluctuations do not have a significant impact on the business because most purchases and sales are denominated in US dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybex International, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 14 to the consolidated financial statements, a December 2010 jury verdict in a product liability suit apportions a significant amount of liability to the Company. The Company does not have the resources to satisfy a judgment in this matter that has not been substantially reduced from the jury verdict, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 31, 2011

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,030	$6,879
Accounts receivable, net of allowance of $1,046 and $1,362	18,806	16,815
Inventories	11,060	10,054
Prepaid expenses and other	1,574	1,216
Barnhard litigation related receivable	15,904	—
Deferred income taxes	—	5,040

Total current assets	54,374	40,004
Property, plant and equipment, net	29,693	31,835
Deferred income taxes	—	8,815
Barnhard litigation related receivable	—	4,573
Other assets	1,347	3,408

	$85,414	$88,635

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$1,520	$2,415
Accounts payable	3,913	4,436
Accrued liabilities	12,856	12,046
Barnhard litigation reserve	62,696	—

Total current liabilities	80,985	18,897
Long-term debt	14,289	15,191
Long-term portion of accrued warranty obligation	1,135	1,346
Barnhard litigation reserve	—	4,573
Other liabilities	4,015	5,519

Total liabilities	100,424	45,526

Commitments and contingencies (Notes 13 and 14)
Stockholders’ Equity (Deficit):
Common stock, $.10 par value, 30,000 shares authorized, and 17,860 shares issued	1,786	1,786
Additional paid-in capital	68,880	68,661
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(80,484)	(22,247)
Accumulated other comprehensive loss	(2,237)	(2,136)

Total stockholders’ equity (deficit)	(15,010)	43,109

	$85,414	$88,635

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales	$122,961	$120,474	$147,929
Cost of sales	78,114	84,466	99,940

Gross profit	44,847	36,008	47,989
Selling, general and administrative expenses	42,072	37,680	42,321
Litigation charge	45,991	—	—
Goodwill impairment charge	—	—	11,247

Total operating expenses	88,063	37,680	53,568

Operating loss	(43,216)	(1,672)	(5,579)
Interest expense, net	(1,260)	(1,274)	(1,176)

Loss before income taxes	(44,476)	(2,946)	(6,755)
Income tax expense (benefit)	13,761	(509)	2,333

Net loss	$(58,237)	$(2,437)	$(9,088)

Basic net loss per share	$(3.40)	$(0.14)	$(0.52)

Diluted net loss per share	$(3.40)	$(0.14)	$(0.52)

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2008	17,553	$1,755	$68,049	$(2,251)	$(10,722)	$(1,789)	$55,042
Common stock issued to Directors	16	2	88	—	—	—	90
Exercise of warrants/options	244	24	67	—	—	—	91
Repurchases of common stock				(252)			(252)
Employee stock compensation	—	—	176	—	—	—	176
Income tax benefit from exercise of stock options	—	—	46	—	—	—	46
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	106	106
Change in fair value of hedge, net of deferred income tax benefit of $501	—	—	—	—	—	(760)	(760)
Net loss	—	—	—	—	(9,088)	—	(9,088)

Comprehensive loss							(9,742)

Balance, December 31, 2008	17,813	1,781	68,426	(2,503)	(19,810)	(2,443)	45,451
Common stock issued to Directors	42	5	55	—	—	—	60
Exercise of warrants/options	5	—	—	—	—	—	—
Repurchases of common stock				(452)			(452)
Employee stock compensation	—	—	180	—	—	—	180
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	(146)	(146)
Change in fair value of hedge, net of deferred income tax benefit of $315	—	—	—	—	—	453	453
Net loss	—	—	—	—	(2,437)	—	(2,437)

Comprehensive loss							(2,130)

Balance, December 31, 2009	17,860	1,786	68,661	(2,955)	(22,247)	(2,136)	43,109
Employee stock compensation	—	—	219	—	—	—	219
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	(48)	(48)
Change in fair value of hedge, net of deferred income tax benefit of ($0)	—	—	—	—	—	(53)	(53)
Net loss	—	—	—	—	(58,237)	—	(58,237)

Comprehensive loss							(58,338)

Balance, December 31, 2010	17,860	$1,786	$68,880	$(2,955)	$(80,484)	$(2,237)	$(15,010)

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(58,237)	$(2,437)	$(9,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,656	5,391	5,054
Amortization of deferred financing costs	47	41	38
Litigation charge	45,991	—	—
Goodwill impairment charge	—	—	11,247
Deferred income taxes	13,855	(678)	2,161
Stock-based compensation	219	180	235
Provisions for doubtful accounts	(75)	328	506
Amortization of interest rate swap	(31)	(31)	(31)
Change in fair value of foreign currency contract	—	462	(309)
Changes in operating assets and liabilities:
Accounts receivable	(1,901)	1,579	1,746
Inventories	(1,005)	3,398	308
Prepaid expenses and other	(451)	493	129
Accounts payable, accrued liabilities and other liabilities	1,124	(1,507)	(2,904)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,192	7,219	9,092

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,240)	(613)	(7,436)

NET CASH USED IN INVESTING ACTIVITIES	(2,240)	(613)	(7,436)

FINANCING ACTIVITIES:
Repayments of term loans	(6,796)	(1,882)	(1,270)
Repayments under revolving loans	—	(3,425)	(79,384)
Borrowings under revolving loans	—	3,425	77,992
Borrowings under term loans	4,999	1,000	2,200
Purchase of treasury stock through repurchase program	—	(451)	(252)
Proceeds from exercise of stock options	—	—	91
Tax benefit from employee stock options	—	—	46
Other financing activities payments	(4)	(22)	(60)

NET CASH USED IN FINANCING ACTIVITIES	(1,801)	(1,355)	(637)

NET INCREASE IN CASH AND CASH EQUIVALENTS	151	5,251	1,019
CASH AND CASH EQUIVALENTS, beginning of year	6,879	1,628	609

CASH AND CASH EQUIVALENTS, end of year	$7,030	$6,879	$1,628

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,323	$1,327	$1,247
Cash paid for income taxes, net	32	40	239
Common stock issued to directors earned in previous period	—	60	90
Settlement of interest rate swap	71	—	—

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. On December 7, 2010, a jury verdict in a product liability suit apportioned a significant amount of liability to the Company (see Note 14). The Company does not have the resources to satisfy its obligations if the plaintiff is ultimately able to enforce a judgment in this matter that has not been substantially reduced from the jury verdict, which raises substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that it was not at fault in the accident that is the basis of the plaintiff’s claims in this product liability litigation and accordingly that this case was wrongly decided as to liability. In addition, the Company believes that the amount of damages awarded by the jury was overstated. The Company’s strategy to resolve the doubt about its ability to continue as a going concern is to vigorously contest the outcome of this jury verdict through post trial proceedings and appeal, in order to obtain a reversal or substantial reduction of the award.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for doubtful accounts, inventory valuation, warranty reserve, reserves for legal and product liability matters, recoverability of long-lived assets and valuation of deferred tax assets are the items that are most susceptible to changes in estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2010 and 2009, the Company’s cash equivalents consisted of a money market account. The carrying value of cash equivalents approximates fair value.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Betterments and improvements are capitalized while repairs and maintenance costs are charged to expense as incurred. Depreciation is recorded using the straight-line method based on estimated useful lives for financial reporting purposes. The estimated useful lives for financial reporting purposes are 25 years for buildings and improvements and 3 to 10 years for furniture and equipment.

Impairment of Long-Lived Assets

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets. If a write down were necessary, an impairment charge would be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value, as determined based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2010 and 2009.

Goodwill

At December 31, 2008, the Company performed the initial step of its impairment evaluation by comparing the fair market value of its single reporting unit to its carrying value. As the carrying amount exceeded the fair value, the second step of the impairment evaluation was performed to calculate impairment, and as a result a goodwill impairment charge of $11,247,000, the entire amount of the goodwill carrying value, was recorded during 2008, with no corresponding tax benefit. The primary reason for the impairment charge was the reduction in the Company’s market capitalization resulting from the sustained decline of the Company’s stock price during the second half of 2008.

Accrued Warranty Obligations

All products are warranted for one year of labor and for parts ranging from one to ten years depending on the part and the type of equipment. Warranty expense was $3,547,000, $4,940,000 and $4,361,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The accrued warranty obligation is provided at the time of product sale based on management estimates, which are developed from historical information and certain assumptions about future events and are subject to change. The amount expected to be paid in the following year is classified in accrued liabilities.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Balance as of January 1	$3,988,000	$4,054,000
Payments made under warranty	(4,143,000)	(5,006,000)
Accrual for product warranties issued	3,547,000	4,940,000

Balance as of December 31	$3,392,000	$3,988,000

Derivatives

At December 31, 2010, derivative instruments include one interest rate swap that hedges variable rate interest payments.

See Notes 7, 8 and 9 for further discussion of this financial instrument.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments. The carrying values of cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments that are outstanding as of December 31, 2010, the carrying values are considered to approximate their respective fair values.

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

Concentration of Risk, Geographic Segment Data and Enterprise-Wide Disclosures

More than half of the Company’s net sales are through specialty fitness dealers and distributors. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounts receivable. Sales to one customer in 2010, 2009 and 2008 were 13.0%, 13.6% and 12.3% of net sales, respectively. Accounts receivable from that customer was $1,779,000 and $1,025,000 at December 31, 2010 and 2009, respectively. Sales to another customer in 2010, 2009, and 2008 were 12.4%, 10.6%, and 10.2% of net sales, respectively. Accounts receivable from that customer was $1,265,000 and $2,364,000 at December 31, 2010 and 2009, respectively. Sales to a third customer or its franchisees in 2010, 2009 and 2008 were 4.1%, 7.4% and 12.9% of net sales, respectively. Accounts receivable from that customer and its franchisees were less than $200,000 at December 31, 2010 and 2009. No other single customer accounted for more than 10% of the Company’s net sales in any of those years.

There is no single geographic area of significant concentration other than the U.S. Sales outside of North America accounted for approximately 31%, 29% and 28% of total net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Long-lived assets located in foreign countries totaled $20,000 and $36,000 at December 31, 2010 and 2009, respectively.

The Company single sources its stepper, Home Arc and multi-gym products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components, video monitors and electronics, where management believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company’s operations.

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2010	2009	2008
Cardiovascular products	$69.4	$66.7	$76.8
Strength systems	41.0	42.0	58.2
Parts	5.7	5.3	4.8
Freight and other revenue	6.9	6.5	8.1

	$123.0	$120.5	$147.9

Advertising Costs

The Company charges advertising costs to expense as incurred. For the years ended December 31, 2010, 2009 and 2008, advertising expense was $3,660,000, $1,763,000 and $1,864,000, respectively, and is included in selling, general and administrative expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $5,569,000, $4,545,000, and $6,603,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses.

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

Net Loss per Common Share

The table below sets forth the reconciliation of the basic and diluted net loss per share computations:

	Year Ended December 31,
	2010	2009	2008
Net loss attributable to common stockholders	$(58,237,000)	$(2,437,000)	$(9,088,000)

Shares used in computing basic loss per share	17,120,000	17,175,000	17,465,000
Dilutive effect of options and warrants	—	—	—

Shares used in computing diluted net loss per share	17,120,000	17,175,000	17,465,000

For the years ended December 31, 2010, 2009 and 2008, options to purchase 791,125, 577,375 and 674,000 shares of common stock at exercise prices ranging from $1.17 to $7.37, $1.20 to $7.37 and $1.22 to $7.37 per share, respectively, were outstanding but were not included in the computation of diluted net loss per share as the result would be anti-dilutive.

Stock-Based Compensation

The Company records stock-based compensation to recognize the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. The Company measures the cost of employee services received in exchange for an award based on the grant date fair value of the award. For 2010, the Company recorded stock-based compensation expense of $219,000, consisting of expenses related to stock options ($205,000) and stock issued to directors ($14,000). For 2009, the Company recorded stock-based compensation expense of $180,000, consisting of expenses related to stock options ($170,000) and stock to be issued to directors ($10,000). For 2008, the Company recorded stock-based compensation expense of $235,000, consisting of expenses related to stock options ($166,000) and stock to be issued to directors ($69,000).

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The weighted average fair value of each stock option granted during the years ended December 31, 2010, 2009, and 2008 was $0.77, $0.98 and $3.24, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31
	2010	2009	2008
Risk free interest rate	2.87% - 3.04%	2.27% - 3.05%	3.70%
Expected dividend yield	—	—	—
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	70%	68% - 70%	79%
Expected volatility—weighted average	70%	69%	79%

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance addressing revenue arrangements with multiple deliverables. This new guidance establishes a new hierarchy for allocating revenues among multiple deliverables in a multi-element arrangement. In order of preference, revenues will be allocated based on vendor specific objective evidence (VSOE), third-party evidence, or estimated selling price. Additional disclosures are required to describe the effects of adoption, including changes in how arrangement consideration is allocated or in the pattern and timing of revenue recognition. This guidance is effective for fiscal years beginning on or after June 15, 2010, and the Company elected to early adopt for new or materially modified arrangements entered into on or after January 1, 2009. The adoption did not materially impact the Company’s consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued guidance to require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, this guidance clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance on January 1, 2010 and included the appropriate disclosures in Note 9. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

Reclassifications

Certain reclassifications to prior period amounts have been made to conform to the current presentation.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVENTORIES

Inventories consist of the following:

	December 31,
	2010	2009
Raw materials	$5,354,000	$5,180,000
Work in process	3,529,000	2,837,000
Finished goods	2,177,000	2,037,000

	$11,060,000	$10,054,000

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2010	2009
Land	$3,129,000	$3,129,000
Building and improvements	20,130,000	19,881,000
Equipment, computers, software and furniture	26,304,000	24,475,000

	49,563,000	47,485,000
Less-accumulated depreciation	(19,870,000)	(15,650,000)

	$29,693,000	$31,835,000

Depreciation expense was $4,653,000, $5,388,000 and $5,049,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 5—OTHER ASSETS

Other assets consist of the following:

	December 31,
	2010	2009
Deferred financing costs, net	$130,000	$177,000
Other amortizable intangibles, net	8,000	11,000
Recoverable insurance claims	947,000	3,054,000
Other assets	262,000	166,000

	$1,347,000	$3,408,000

Amortization expense of other intangibles was $3,000, $3,000 and $5,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The remaining balance of other amortizable intangibles of $8,000 at December 31, 2010 will be amortized through 2014.

In connection with the financings described in Note 7, the Company incurred debt issuance costs consisting of brokerage fees and legal fees, which are included within other assets at December 31, 2010 and December 31, 2009, net of accumulated amortization. The Company is amortizing these costs on a straight-line basis, which

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—OTHER ASSETS (continued)

approximates the effective interest rate method, over the term of the related debt. Interest expense related to deferred financing costs was $47,000, $41,000 and $38,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, the Company accrued $947,000 and $3,054,000, respectively, in other liabilities for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies (see Note 14). On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2010	2009
Current portion of warranty reserves	$2,257,000	$2,642,000
Self insurance reserves	2,076,000	2,773,000
Litigation reserve and professional fees	932,000	707,000
Customer deposits	1,977,000	1,870,000
Payroll related	2,530,000	1,524,000
Lease contingency reserve	865,000	794,000
Other	2,219,000	1,736,000

	$12,856,000	$12,046,000

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2010	2009
Citizens revolving credit loan	$—	$—
Citizens real estate loan	11,223,000	11,743,000
Citizens equipment facility	4,586,000	—
Wells Fargo term loans	—	5,863,000

	15,809,000	17,606,000
Less—current portion	(1,520,000)	(2,415,000)

	$14,289,000	$15,191,000

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The principal of the mortgage loan is to be retired by eighty three equal monthly payments of $43,000 along with a balloon payment of $9,403,000 at July 2, 2014. This loan and the revolving loans described below are secured by substantially all of the Company’s assets.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT (continued)

In July 2007, the Company entered into a Loan Agreement (the “Wells Fargo Loan Agreement”) with Wells Fargo Bank, NA, formerly named Wachovia Bank, NA (“Wells Fargo”), which was supplemented and modified in March 2008, March 2009 and December 2009. The Wells Fargo Loan Agreement as supplemented and modified provided for three term loans, the proceeds of which financed the acquisition of machinery and equipment. $5,000,000 was advanced pursuant to the initial term loan, $1,975,000 was advanced pursuant to the second term loan and $1,000,000 was advanced pursuant to the third term loan. The Wells Fargo term loans were prepaid in full in June 2010 with the proceeds of the Citizens Equipment Facility. The Wells Fargo term loans were secured by the Company’s equipment.

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. Availability under the revolving loan fluctuates daily based on the borrowing base. At the date of this Report, the availability under the revolving line of credit is $2,000,000. The Citizens revolving line of credit is available to July 1, 2011 and, while there can be no assurance, the Company anticipates that the line will either be extended or replaced prior to that date.

In June 2010, the Company entered into a Master Lease Agreement (the “Citizens Equipment Facility”) with an affiliate of Citizens, RBS Asset Finance, Inc. (referred to herein as “Citizens”), pursuant to which $4,999,000 of equipment lease financing was advanced. Proceeds of the advance were used to retire in full the Wells Fargo equipment term loans and related obligations. The Citizens Equipment Facility will be retired by 60 equal monthly payments of fixed rent plus interest. While the documentation for this transaction is structured as a lease, the advances under the facility are treated for all purposes as a loan secured by designated equipment owned by the Company. Amounts outstanding under the Citizens Equipment Facility are cross-collateralized by the Company’s accounts receivable and inventory.

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens real estate loan prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Wells Fargo initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these loans bore interest at LIBOR plus 2.25%. The third Wells Fargo term loan prior to June 30, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, each Wells Fargo term loan bore interest at LIBOR plus 3.5%. The Citizens Equipment Facility bears interest at a floating rate equal to LIBOR plus 3%. LIBOR was .26% at December 31, 2010.

There were no revolving loans outstanding during 2010. The average outstanding revolving loan balance during 2009 and 2008 was $859,000 and $468,000, respectively, and the weighted average interest rate was 1.77% and 4.20%, respectively. Interest expense on the revolving line of credit, including an unused availability fee on the revolving loans, was $25,000, $50,000 and $83,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Interest expense on the Wells Fargo term loans, which were retired at the end of the second quarter 2010, was $219,000, $332,000 and $267,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense on the Citizens real estate loan, including interest rate swap payments, was $973,000, $963,000, and $883,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Interest expense on the Citizens Equipment Facility, which was advanced at the end of the second quarter 2010, was $87,000 for the year ended December 31, 2010.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT (continued)

The Company’s credit facilities require the Company to maintain various financial covenants. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wells Fargo amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. In June 2010, the Company, coincident with entering into the Citizens Equipment Facility, entered into a further amendment with Citizens, modifying a financial covenant in the Citizens Loan Agreement and Credit Agreement. In March 2011, the parties entered into further amendments to the Citizens credit facilities which further modified the financial covenants, thereby permitting the Company to remain in compliance with them as of December 31, 2010, and reduced availability under the revolving line of credit to $2,000,000. As a requirement of this amendment, the Company provided increased security for the credit facilities by granting a mortgage on the Company’s Medway, Massachusetts plant. The Company believes that it will remain in compliance with its financing agreements throughout 2011, provided that there is a stay of execution of any judgment issued on the Barnhard verdict which continues throughout the period. While there can be no assurance, the Company does not believe it is probable that the judgment will be enforced without a stay of execution pending its appeals, or that the Company will be required to post a bond in excess of an amount acceptable to the bank, which would constitute events of default, during at least calendar 2011 and, accordingly, the debt is classified pursuant to its contractual maturity dates.

The Company’s credit agreements contain cross default provisions to each other.

At December 31, 2010 long-term debt maturities are as follows:

2011	$1,520,000
2012	1,520,000
2013	1,520,000
2014	10,663,000
2015	586,000

$15,809,000

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates and interest rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Foreign currency forward contracts are utilized at times to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling, while its purchases of inventory from the Company are paid in US dollars. These contracts are not designated as hedging instruments and accordingly changes in their fair value are recognized in selling, general and administrative expense in the consolidated statement of operations. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. These agreements are currently designated as cash flow hedges, therefore, the effective portion of unrealized gains and losses are recorded in accumulated other comprehensive loss.

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

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 6.95%, from April 1, 2009 to June 30, 2009 equaled 8.00% and after June 30, 2009 throughout the duration of the loan equals 8.25% or 8.75% based on a performance grid. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The Company designates the interest rate swap as a hedging instrument and, accordingly, the effective portion of changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

In November 2007, the Company entered into a forward starting interest rate swap agreement with Wells Fargo, which commenced on March 3, 2008, intended to hedge the initial LIBOR-based Wells Fargo term loan. The notional amount of the swap amortized based on the same amortization schedule as the initial Wells Fargo term loan and the hedged item (one-month LIBOR) was the same as the basis for the interest rate on the loan. The swap effectively converted the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 5.76% or 6.01% based on a performance grid, from April 1, 2009 to June 30, 2009 equaled 6.81% and after June 30, 2009 equaled 8.06%. The Company determined the interest rate swap qualified as a derivative hedging instrument and, accordingly, changes in the fair value of this swap were recorded as a component of accumulated other comprehensive loss. The interest rate swap was terminated in June 2010 in connection with the prepayment of the Wells Fargo term loans. There was no initial cost of the interest rate swap, and upon termination the Company paid $71,000 in settlement of the interest rate swap.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	December 31, 2010	December 31, 2009	Balance Sheet Location	December 31, 2010	December 31, 2009	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate swap agreements	$—	$—	—	$1,527,000	$1,505,000	Other Liabilities

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the years ended December 31, 2010, 2009, and 2008, respectively.

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax Year Ended December 31
	2010	2009	2008
Interest rate swap agreements	$(53,000)	$453,000	$(760,000)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss Into Income Year Ended December 31
	2010	2009	2008
Interest rate swap agreements	$760,000	$(811,000)	$(428,000)

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31			Location of Gain (Loss) Recognized in Income on Derivatives
	2010	2009	2008
Foreign currency forward contracts	$—	$(462,000)	$309,000	Selling, general and administrative expenses

See Note 9—Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore the Company had no exposure to its counterparties as of December 31, 2010.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $255,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments (discussed below). The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments that are outstanding as of December 31, 2010 and December 31, 2009, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,527,000	—	$1,527,000	—

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$1,505,000	—	$1,505,000	—

The valuation of the interest rate swap agreements are based on a quoted price from the counterparty that values these instruments using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at December 31, 2010.

NOTE 10—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock, in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. Pursuant to its credit facilities, the Company had been restricted in making further purchases of its shares and the Board of Directors terminated the stock repurchase program in February 2011. A total of 531,200 shares was repurchased under this program in 2008 and 2009 with an aggregate cost of $703,000. This stock repurchase is recorded in treasury stock on the consolidated balance sheet.

At December 31, 2010, there are 1,356,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options.

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

NOTE 10—STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

The following summarizes the components of accumulated other comprehensive loss at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Cumulative translation adjustment	$(1,345)	$(1,297)
Change in fair value of interest rate hedge (net of tax) (1)	(892)	(839)

Total	$(2,237)	$(2,136)

(1)	Net of deferred income tax asset of $0 and $526,000 at December 31, 2010 and 2009, respectively.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

A summary of the status of the Company’s stock option plans as of December 31, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2010	577,375	$2.57
Granted	228,000	1.17
Exercised	—	—
Cancelled/Forfeited	(14,250)	2.40

Outstanding at December 31, 2010	791,125	$2.17	5.53	$—

Options exercisable at December 31, 2010	504,000	$2.47	3.72	$—

Options vested and expected to vest at December 31, 2010	768,595	$2.19	5.43	$—

The intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $0, $0, and $138,000, respectively.

As of December 31, 2010, there was $286,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.06 years.

At December 31, 2010, there are 565,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

Information with respect to options outstanding under the Company’s plans as of December 31, 2010 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.17—$1.51	515,125	$1.22	5.75	276,125	$1.26
1.70—1.90	90,000	1.76	2.02	78,750	1.76
3.70	10,000	3.70	3.49	10,000	3.70
4.56	143,500	4.56	7.01	107,250	4.56
5.86—7.37	32,500	7.25	5.90	31,875	7.28

	791,125	$2.17	5.53	504,000	$2.47

Stock Retainer Plan for Nonemployee Directors

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provided that each nonemployee director received 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock could be issued under the 2002 Plan. The January 2009 issuance of shares

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

under the 2002 Plan which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation. The issuance of shares as partial payment of annual retainers resulted in expense being recognized based on the fair market value of such shares. At December 31, 2010, there are no shares available for future issuance pursuant to the 2002 Plan. The Company recorded stock-based compensation expense of $0, $0 and $60,000 for the years ended December 31, 2010, 2009 and 2008, respectively, related to the 2002 Plan. In January 2009, the Company issued 18,270 shares of common stock to the directors, which had a fair value of $60,000, related to directors fees earned in 2008, which were included in accrued liabilities at December 31, 2008. In January 2008, the Company issued 16,157 shares of common stock to the directors, which had a fair value of $90,000, related to directors fees earned in 2007, which were included in accrued liabilities at December 31, 2007.

NOTE 11—INCOME TAXES

Loss before income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Domestic	$(43,716,000)	$(2,261,000)	$(5,137,000)
Foreign	(760,000)	(685,000)	(1,618,000)

	$(44,476,000)	$(2,946,000)	$(6,755,000)

The income tax (benefit) provision consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$33,000	$—	$65,000
State	76,000	50,000	66,000

	109,000	50,000	131,000

Deferred:
Federal	12,373,000	(855,000)	2,013,000
State	1,279,000	296,000	189,000

	13,652,000	(559,000)	2,202,000

	$13,761,000	$(509,000)	$2,333,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (continued)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2010	2009	2008
Tax (benefit) at statutory rate	$(15,122,000)	$(1,001,000)	$(2,297,000)
Impact of foreign taxes	46,000	41,000	97,000
State income taxes, net	(1,779,000)	220,000	169,000
Federal research and development tax credit	(74,000)	(121,000)	(126,000)
Change in unrecognized tax benefits	(60,000)	156,000	109,000
Non-deductible goodwill impairment charge	—	—	3,824,000
Other permanent differences, primarily meals and entertainment and stock option expense	94,000	173,000	19,000
Change in valuation allowance	30,656,000	23,000	538,000

	$13,761,000	$(509,000)	$2,333,000

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2010	2009
Deferred tax assets (liabilities):
Barnhard litigation reserve	$17,883,000	$—
Net operating loss and credit carryforwards	8,569,000	9,036,000
Warranty reserves	1,644,000	1,545,000
Other accruals and reserves	2,735,000	2,603,000
Bad debt and lease loss reserves	930,000	892,000
Intangibles	1,444,000	1,963,000
Other, net	542,000	674,000

Total deferred tax assets	33,747,000	16,713,000
Depreciation	(1,589,000)	(1,372,000)
Valuation allowance	(32,158,000)	(1,486,000)

	$—	$13,855,000

At December 31, 2010, the Company had U.S. federal net operating loss carryforwards, which are scheduled to expire as follows:

2020	$2,514,000
2021	5,528,000
2022	4,354,000
2023 and thereafter	3,066,000

$15,462,000

In addition, the Company has foreign net operating loss carryforwards of $5,871,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $700,000, which do not expire, federal research and development tax credit carryforwards of $352,000, which begin to expire in 2021 and various net operating loss and credit carryforwards for state tax purposes.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (continued)

The Company recorded an increase in the valuation allowance of $30,656,000 in 2010 to fully offset net deferred tax assets of $32,158,000 as of December 31, 2010. A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by the unfavorable jury verdict in a product liability suit (see Note 14), it was determined that a valuation allowance against the entire amount of deferred tax assets as of December 31, 2010 is necessary. As of December 31, 2010, approximately $82,500,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various expenses.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2005.

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

A reconciliation of the beginning and ending balance of the unrecognized tax liability is as follows:

	Year Ended December 31
	2010	2009	2008
Balance as of January 1	$290,000	$249,000	$174,000
Increases for tax positions related to the current year	69,000	86,000	78,000
Decreases for tax positions related to the prior year	(26,000)	(45,000)	(3,000)
Decreases for settlements with taxing authorities	(103,000)	—	—

Balance as of December 31	$230,000	$290,000	$249,000

As of December 31, 2010, the unrecognized tax liability of $230,000 is comprised of $101,000 included in accrued liabilities, and $129,000 included in the valuation allowance for deferred taxes, since the items comprising this amount are included in deferred tax assets. Therefore, $101,000 of the unrecognized tax liability would impact the effective tax rate if recognized. The entire amount of the unrecognized tax liability as of December 31, 2009 and 2008 would impact the effective tax rate if recognized. Consistent with its current policy, the Company will include any interest and penalties related to uncertain tax positions as a component of selling, general and administrative expense. There are no amounts accrued for interest or penalties through December 31, 2010.

NOTE 12—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2010, 2009 and 2008, the Company paid $647,000, $402,000 and $335,000, respectively, to a law firm of which one of the directors of the Company is a member.

John Aglialoro, Joan Carter, and UM Holdings Ltd. (“UM”) are related parties which collectively own approximately 49.5% of the Company’s common shares.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—RELATED PARTY TRANSACTIONS (continued)

Mr. Aglialoro has served as Chief Executive Officer of the Company since November 2000, and is expected to serve in this capacity for an indefinite period of time. He received salaries of $535,000, $518,000 and $536,000 for 2010, 2009 and 2008, respectively.

UM provides certain office support services for which the Company reimbursed UM at the rate of $145,000 during 2010, 2009, and 2008, respectively. At December 31, 2010 and 2009, the Company owed UM $13,000 and $15,000 for services, respectively.

NOTE 13—GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At December 31, 2010, the maximum contingent liability under all recourse and guarantee provisions was $5,691,000. A reserve for estimated losses under recourse provisions of $818,000 and $710,000 has been recorded based on historical experience and is included in accrued liabilities at December 31, 2010 and 2009, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $47,000 and $84,000 at December 31, 2010 and 2009, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees is determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2015 for equipment and property under noncancelable operating leases. Future minimum payments under these leases at December 31, 2010 are as follows:

	Operating	Capital
2011	$460,000	$12,000
2012	355,000	12,000
2013	198,000	4,000
2014	151,000
2015	114,000

	1,278,000	28,000
Less: amount representing interest	—	(5,000)

	$1,278,000	23,000

Less: current portion		(8,000)

		$15,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

Rent expense under all operating leases for the years ended December 31, 2010, 2009 and 2008 was $630,000, $582,000 and $579,000, respectively. Interest expense related to capital leases was $3,000, $0 and $0 for the years ended December 31, 2010, 2009, and 2008, respectively. Assets subject to capital leases had a cost of $27,000 and accumulated depreciation of $4,000 at December 31, 2010.

Purchase Obligations

The Company is required to make purchases of goods and services, principally for purchase order obligations, an endorsement agreement and capital expenditures, that are legally binding of $16,000,000 in 2011, $4,000,000 in 2012, $1,000,000 in 2013 and $1,000,000 in 2014.

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards and uncertainties of product liability litigation. The Company has maintained, and expects to continue to maintain, product liability insurance, and it includes reserves for self insured retention in accrued liabilities in the consolidated balance sheets. The Company’s product liability insurance, which is on a claims made basis, provides an aggregate of $10,000,000 of annual coverage for claims made on or after December 1, 2008 and $5,000,000 of annual coverage for claims made prior to December 1, 2008. The amount of coverage for a claim is reduced as payments are made under the policy for that policy year. These policies include a deductible of a $250,000 per claim with an annual aggregate deductible of $1,000,000 on claims made on or after December 1, 2008 and $100,000 per claim with an annual aggregate deductible of $750,000 on claims made prior to December 1, 2008.

While the Company believes that its insurance coverage is adequate in light of the risks of product liability claims and awards, the Company may be subject to product liability claims which assert damages materially in excess of the limits of its insurance coverage. In December 2010, a jury verdict in the Barnhard v Cybex International, Inc. product liability suit, discussed below, apportioned a significant amount of liability to the Company, which substantially exceeds the Company’s available insurance coverage. It is possible that the Company could be subject to other product liability judgments or settlements which materially exceed the available insurance coverage and related reserves.

The Company records a reserve for the self insured retention portion of product liability matters for which it is probable that a loss has been incurred and the range of the loss can be determined. In addition, as of December 31, 2010, the Company recorded a $62,696,000 litigation reserve as a current liability pertaining to the Barnhard jury verdict and a corresponding litigation related receivable for $15,904,000, representing the amount recoverable from the co-defendant in the matter and the estimated amount recoverable under the Company’s insurance policies. The Company records a reserve and a corresponding insurance receivable if the amount of the product liability exposure is recoverable from the Company’s insurance carrier for other product liability claims. The Company also accrued $947,000 and $3,054,000, as of December 31, 2010 and December 31, 2009, respectively, for these product liability claims and a corresponding receivable for such liability claims estimated to be recoverable under the Company’s insurance policies. Excluding the Barnhard matter, the product liability claims accrual is included as a component of accrued liabilities ($1,869,000 and $2,451,000 at December 31, 2010 and 2009, respectively) and other long-term liabilities ($947,000 and $3,054,000 at December 31, 2010 and 2009, respectively) and the insurance recoverable is included as a component of other assets ($947,000 and $3,054,000 at December 31, 2010 and 2009, respectively). On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable. The change in the accrual for product liability claims and the corresponding receivable from December 31, 2009 to December 31, 2010 primarily relates to the insured settlement of a product liability claim during the first quarter of 2010.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

Litigation

Barnhard v. Cybex International, Inc., et al.

This product liability litigation was commenced in 2005 in the Supreme Court, Eighth District, State of New York. The plaintiff, who was rendered a quadriplegic after she pulled a Cybex weight machine over onto herself, asserted that Cybex was at fault for the accident due to the design of the machine and a failure to warn. On December 7, 2010, the jury returned a $66 million verdict, apportioned 75% to Cybex, 20% to co-defendant Amherst Orthopedic Physical Therapy, P.C. and 5% to the plaintiff. Under New York law, Cybex would be responsible for payment of 95% of any judgment entered on this verdict but may collect 20% of such judgment from Amherst Orthopedic Physical Therapy, P.C.

In January 2011 the Company filed post-trial motions, seeking, alternatively, judgment in its favor as a matter of law, a new trial and a reduction of the verdict. In February 2011, the trial court denied these motions, and the Company thereafter filed an appeal from this post-trial order with the Appellate Division, Fourth Judicial Department. At the date of this Report, no judgment has been entered on the verdict. Interest does not begin to accrue on this judgment until after it has been entered. The Company intends to vigorously pursue all available options to seek a reversal or reduction of the verdict and any judgment that is ultimately entered.

United Leasing, Inc. v. Cybex International, Inc., et al.

The Company on February 25, 2009 was served with an Amended Complaint which added the Company and its wholly owned subsidiary, Cybex Capital Corp. (collectively with the Company referred to herein as Cybex), as additional defendants in this action originally venued in the Circuit Court for Williamson County, State of Tennessee. The plaintiff, United Leasing, Inc., provided a series of lease financings for the sale of Cybex equipment to a purchaser/lessee which has since entered bankruptcy, many of which sales were made by an independent dealer, also a defendant in the action. The plaintiff alleges that it was induced to finance in excess of the purchase price for certain of the equipment based primarily upon alleged rebates to the purchaser/lessee made by the independent dealer. Cybex Capital assisted in the lease financing and the plaintiff asserted that Cybex participated in the alleged scheme and was liable for any resulting damages.

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee, and Cybex filed an Answer denying all material allegations of the Amended Complaint, other than admitting limited guarantees of certain of the leases at issue had been provided.

In January 2011, the parties entered into a settlement agreement. Pursuant to this settlement, Cybex paid to the plaintiff the sum of $937,500, the parties provided cross-releases of all claims and the litigation has been dismissed with prejudice.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Employment Agreements

The Company has entered into employment agreements with its named executive officers. Under these agreements, the employment may be terminated with or without cause at any time. In the event that the Company

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

terminates the officer’s employment other than “for cause” the Company is obligated to continue normal salary payments for periods generally varying from six months to two years. The employment agreements generally provide that upon a change of control, as defined, the officer may in certain events resign and receive the severance which would have been payable upon a non-cause termination. The maximum aggregate exposure under these agreements is $2,495,000 as of December 31, 2010.

NOTE 15—BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company during 2008 and a portion of 2009 matched 50% of the first 4% of the employee’s eligible compensation contributions. Matching contributions by the Company to the plan were $0, $57,000, and $362,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Effective March 1, 2009, the Company elected to suspend the Company match. Additionally, the Company may make discretionary contributions to the plan. No discretionary contributions were made for the years ended December 31, 2010, 2009 or 2008.

NOTE 16—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

	2010 Quarter Ended
	March 27	June 26	September 25	December 31
Sales	$26,116,000	$27,672,000	$29,235,000	$39,938,000
Gross profit	9,466,000	9,505,000	10,493,000	15,383,000
Net loss	(753,000)	(356,000)	(15,000)	(57,113,000	)(a)
Basic loss per share	(0.04)	(0.02)	0.00	(3.34	)(a)
Diluted net loss per share	(0.04)	(0.02)	0.00	(3.34	)(a)

(a)	Includes a $46.0 million or $2.69 per diluted share pre-tax charge to reserve for the unfavorable jury verdict in the product liability suit, Barnhard v. Cybex International, Inc., and a $12.7 million or $.74 per diluted share, incremental tax provision, primarily due to the valuation allowance recorded against deferred tax assets as a result of the uncertainty of realization caused by the litigation charge.

	2009 Quarter Ended
	March 28	June 27	September 26	December 31
Sales	$28,922,000	$27,755,000	$28,985,000	$34,812,000
Gross profit	7,899,000	7,145,000	9,157,000	11,807,000
Net income (loss)	(1,407,000)	(2,104,000)	81,000	993,000
Basic net income (loss) per share	(0.08)	(0.12)	0.00	.06
Diluted net income (loss) per share	(0.08)	(0.12)	0.00	.06

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions/ Recoveries	Write-offs	Balance at End of Period
For the year ended December 31, 2010
Allowance for doubtful accounts	$1,362,000	$(75,000)	$241,000	$1,046,000

For the year ended December 31, 2009
Allowance for doubtful accounts	$1,215,000	$328,000	$181,000	$1,362,000

For the year ended December 31, 2008
Allowance for doubtful accounts	$953,000	$506,000	$244,000	$1,215,000

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management evaluated the internal control over financial reporting of the Company as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

March 31, 2011

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter in the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 16, 2011, the Board of Directors of Cybex approved a bonus at the threshold level under the 2010 Management Incentive Compensation Bonus Program, payable to all participants, including the Cybex Named Executive Officers. These bonuses were paid in cash.

On February 16, 2011, the Board of Directors approved the 2011 Management Incentive Compensation Bonus Program, adopted pursuant to the Cybex 2005 Omnibus Incentive Plan. Executive officers can earn bonuses in this program at varying levels from 10% to 75% of base salary, depending upon office and whether Cybex meets specified levels of operating income in 2011. Bonuses earned by executive officers in this Program are to be paid 75% in cash and 25% in restricted stock.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections captioned “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this report.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Audit Committee Matters—Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as a part of this report:

Financial Statements

(a)		Consolidated Financial Statements and Financial Statement Schedule of the Company are set forth on Page F-1, Part II, Item 8 hereof and are incorporated by reference herein.
Exhibits

	3(a)(1)	Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

	3(a)(4)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	3(a)(5)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (the “June 2003 10-Q”).

	3(a)(6)	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 4, 2005, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2005.

	3(b)(1)	By-Laws of the Company, as amended (the “By-Laws”), incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987.

	3(b)(2)	Amendment to the By-Laws, adopted November 7, 2007, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 7, 2007.

	10(a)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).*

	10(b)(1)	2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2005 (the “May 6, 2005 Form 8-K”).*

	10(b)(2)	Amendment No. 1 to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed May 11, 2007 (the “May 11, 2007 Form 8-K”).*

	10(c)(1)	2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10(k) to the 2001 Form 10-K.*

	10(c)(2)	Amendment to 2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005.*

10(d)	Employment Agreement dated April 8, 2003, between the Company and John Aglialoro, incorporated by reference to Exhibit 10.4 to the June 2003 10-Q.*

10(e)	Amended and Restated Management Employment Agreement, dated as of January 1, 2006, between the Company and Ray Giannelli, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2006 (the “February 22, 2006 Form 8-K”).*

10(f)	Management Employment Agreement dated February 22, 2006, between the Company and Arthur W. Hicks, Jr., incorporated by reference to Exhibit 10.3 to the February 22, 2006 Form 8-K.*

10(g)	Management Employment Agreement between the Company and Edward Kurzontkowski, incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).*

10(h)	Management Employment Agreement between the Company and Galen S. Lemar, incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).*

10(i)	Management Employment Agreement between the Company and Ed Pryts, incorporated by reference to Exhibit 10(cc) to the 2006 Form 10-K.*

10(j)	Management Employment Agreement between the Company and John Young, incorporated by reference to Exhibit 10(dd) to the 2006 Form 10-K.*

10(k)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.4 to the September 2004 10-Q.*

10(l)	Form of Non-Qualified Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.5 to the September 2004 10-Q.*

10(m)	Form of Non-Assignable Incentive Stock Option Agreement pursuant to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the May 6, 2005 Form 8-K.

10(n)	Form of Non-Assignable Non-Qualified Stock Option Agreement pursuant to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the May 6, 2005 Form 8-K.

10(o)	Form of Restricted Stock Award Agreement for Newly-Elected Non-Employee Director, incorporated by reference to Exhibit 99.2 to the Current Report on the May 11, 2007 Form 8-K.*

10(p)	Form of Notification of Participation - 2010 Management Incentive Compensation Bonus Program (CEO Level), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2010 (the “February 18, 2010 Form 8-K”).*

10(q)	Form of Notification of Participation - 2010 Management Incentive Compensation Bonus Program (President Level), incorporated by reference to Exhibit 10.2 to the February 18, 2010 Form 8-K.*

10(r)	Form of Notification of Participation - 2010 Management Incentive Compensation Bonus Program (Senior Vice-President Level), incorporated by reference to Exhibit 10.3 to the February 18, 2010 Form 8-K.*

10(s)	Tri-Party Agreement, dated August 22, 2006, among the Company, First Industrial Development Services, Inc. and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “ September 2006 10-Q”).

10(t)	Business Subsidy Agreement, dated August 22, 2006, between the Company and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.4 to the September 2006 10-Q.

10(u)(1)	Loan Agreement, dated as of October 17, 2006, between the Company and Citizens Bank of Massachusetts, incorporated by reference to Exhibit 10.5 to the September 2006 10-Q.

10(u)(2)	Credit Agreement, dated July 2, 2008, by and between RBS Citizens, National Association and the Company, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

10(u)(3)	Amendment No. 1 to Credit Agreement, dated August 31, 2008, by and between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 (the “September 2008 10-Q”).

10(u)(4)	Modification Agreement, dated May 4, 2009 between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009.

10(u)(5)	Modification Agreement, dated August 13, 2009, between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2009 (the “September 2009 10-Q”).

10(u)(6)	Modification Agreement, dated June 24, 2010, between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 26, 2010 (the “June 2010 10-Q”).

10(v)(1)	Loan Agreement, dated July 30, 2007, with Wachovia Bank, NA, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10(v)(2)	Loan Modification Agreement dated April 23, 2009, between Wachovia Bank, National Association and Cybex International, Inc., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009.

10(v)(3)	Loan Modification Agreement dated July 28, 2009, between Wachovia Bank, National Association and Cybex International, Inc., incorporated by reference to Exhibit 10.2 to the September 2009 10-Q.

10(v)(4)	Loan Modification Agreement dated September 24, 2009, between Wachovia Bank, National Association and Cybex International, Inc., incorporated by reference to Exhibit 10.3 to the September 2009 10-Q.

10(v)(5)	Loan Modification Agreement dated December 24, 2009, between the Company and Wachovia Bank, N.A., incorporated by reference to Exhibit 10(v)(5) to the Annual report on Form 10-K for the year ended December 31, 2009.

10(w)	Promissory Note dated March 25, 2008, in a principal amount of up to $3,000,000, from the Company to Wachovia Bank, N.A., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 (the “March 2008 10-Q”).

10(x)	Promissory Note dated March 2, 2009, in a principal amount of up to $1,000,000, from the Company to Wachovia Bank, N.A., incorporated by reference to Exhibit 10(u) to the 2008 Form 10-K.

10(y)	Office Services Agreement, dated as of January 1, 2006, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 4, 2006.

10(z)(1)	Master Lease Agreement, dated June 24, 2010, between RBS Asset Finance, Inc. and the Company, incorporated by reference to Exhibit 10.1 to the June 2010 10-Q.

10(z)(2)	Lease Schedule No. 001, dated June 24, 2010, between the Company and RBS Asset Finance, Inc., incorporated by reference to Exhibit 10.2 to the June 2010 10-Q.

10(a)(a)(1)	Form of Notification of Participation - 2011 Management Incentive Compensation Bonus Program (CEO) (Filed herewith)*

10(a)(a)(2)	Form of Notification of Participation - 2011 Management Incentive Compensation Bonus Program (President) (Filed herewith)*

10(a)(a)(3)	Form of Notification of Participation - 2011 Management Incentive Compensation Bonus Program (Sr. Vice President Level) (Filed herewith)*

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Independent Registered Public Accounting Firm—KPMG LLP (Filed herewith).

31(a)	Certification of Chief Executive Officer (Filed herewith).

31(b)	Certification of President, Chief Operating and Chief Financial Officer (Filed herewith).

32(a)	Certification of Chief Executive Officer pursuant to Section 1350 (Filed herewith).

32(b)	Certification of President, Chief Operating and Chief Financial Officer pursuant to Section 1350 (Filed herewith).

*	Executive compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC. (Registrant)

By:	/S/ JOHN AGLIALORO
John Aglialoro
Chairman

March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2011

/S/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director, President, Chief Operating Officer and Chief Financial Officer (principal financial officer)	March 31, 2011

/S/ JAMES M. AHEARN James M. Ahearn	Treasurer (principal accounting officer)	March 31, 2011

/S/ JAMES H. CARLL James H. Carll	Director	March 31, 2011

/S/ JOAN CARTER Joan Carter	Director	March 31, 2011

/S/ JERRY LEE Jerry Lee	Director	March 31, 2011

/S/ JOHN MCCARTHY John McCarthy	Director	March 31, 2011

/S/ HARVEY MORGAN Harvey Morgan	Director	March 31, 2011

/S/ ROBERT E. SMYTH Robert E. Smyth	Director	March 31, 2011