Form 10-Q
period 2011-03-26
CYBEX INTERNATIONAL INC
filed 2011-05-03
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 26, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

On May 3, 2011, the Registrant had outstanding 17,120,383 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010

Net sales	$31,011	$26,116
Cost of sales	19,765	16,650

Gross profit	11,246	9,466

Selling, general and administrative expenses	10,460	10,258
Litigation charge	356	—

Operating income (loss)	430	(792)

Interest expense, net	276	322

Income (loss) before income taxes	154	(1,114)
Income tax benefit	(225)	(361)

Net income (loss)	$379	$(753)

Basic and diluted net income (loss) per share	$0.02	$(0.04)

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 26, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$6,867	$7,030
Accounts receivable, net of allowance of $1,108 and $1,046	17,206	18,806
Inventories	13,403	11,060
Prepaid expenses and other	1,322	1,574
Barnhard litigation related receivable	15,928	15,904

Total current assets	54,726	54,374
Property, plant and equipment, net	28,936	29,693
Other assets	687	1,347

	$84,349	$85,414

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$1,520	$1,520
Accounts payable	4,892	3,913
Accrued liabilities	11,173	12,856
Barnhard litigation reserve	63,076	62,696

Total current liabilities	80,661	80,985
Long-term debt	13,909	14,289
Other liabilities	4,253	5,150

Total liabilities	98,823	100,424

Commitments and Contingencies (Notes 4 and 12)
Stockholders’ Equity (Deficit):
Common stock, $.10 par value, 30,000 shares authorized, 17,860 shares issued	1,786	1,786
Additional paid-in capital	68,924	68,880
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(80,105)	(80,484)
Accumulated other comprehensive loss	(2,124)	(2,237)

Total stockholders’ deficit	(14,474)	(15,010)

	$84,349	$85,414

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
OPERATING ACTIVITIES:
Net profit (loss)	$379	$(753)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization	1,189	1,171
Amortization of deferred financing costs	20	10
Deferred income taxes	—	(286)
Stock-based compensation	44	57
Provision for doubtful accounts	57	62
Amortization of interest rate swap	(8)	(8)
Litigation charge	356	—
Changes in operating assets and liabilities:
Accounts receivable	1,637	3,801
Inventories	(2,352)	(1,521)
Prepaid expenses and other	199	94
Accounts payable, accrued liabilities and other liabilities	(959)	(1,671)

NET CASH PROVIDED BY OPERATING ACTIVITIES	562	956

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(343)	(399)

NET CASH USED IN INVESTING ACTIVITIES	(343)	(399)

FINANCING ACTIVITIES:
Repayments of term loans	(380)	(604)
Other financing activity payments	(2)	—

NET CASH USED FINANCING ACTIVITIES	(382)	(604)

DECREASE IN CASH AND CASH EQUIVALENTS	(163)	(47)

CASH AND CASH EQUIVALENTS, beginning of period	7,030	6,879

CASH AND CASH EQUIVALENTS, end of period	$6,867	$6,832

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$274	$341
Cash paid (received) for income taxes, net	(188)	10

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2011 are not necessarily indicative of the results that may be expected for the entire year.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. On December 7, 2010, a jury verdict in a product liability suit apportioned a significant amount of liability to the Company (see Note 12). The Company does not have the resources to satisfy its obligations if the plaintiff is ultimately able to enforce a judgment in this matter that has not been substantially reduced from the jury verdict, which raises substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that it was not at fault in the accident that is the basis of the plaintiff’s claims in this product liability litigation and accordingly that this case was wrongly decided as to liability. In addition, the Company believes that the amount of damages awarded by the jury was overstated. The Company’s strategy to resolve the doubt about its ability to continue as a going concern is to vigorously contest the outcome of this jury verdict through appeal, in order to obtain a reversal or substantial reduction of the award.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 13.4% and 14.1% of consolidated net sales for the three months ended March 26, 2011 and March 27, 2010, respectively. Accounts receivable from this customer were $1,285,000 and $1,779,000 at March 26, 2011 and December 31, 2010, respectively. Sales to another customer represented 12.5% and 7.9% of consolidated net sales for the three months ended March 26, 2011 and March 27, 2010, respectively. Accounts receivable from this customer were $1,770,000 and $1,265,000 at March 26, 2011 and December 31, 2010, respectively. No other single customer accounted for more than 10% of the Company’s net sales in these periods.

Sales outside of North America accounted for 29% and 32% of consolidated net sales for the three months ended March 26, 2011 and March 27, 2010, respectively. No single country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for certain of its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At March 26, 2011, the maximum contingent liability under all recourse and guarantee provisions was approximately $4,148,000. A reserve for estimated losses under recourse provisions of $470,000 and $818,000 has been recorded based on historical experience and is included in accrued liabilities at March 26, 2011 and December 31, 2010, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $41,000 and $47,000 at March 26, 2011 and December 31, 2010, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees was determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Additionally, the Company provides a warranty on its products for labor of one to three years and for parts ranging from one to ten years depending on the part and type of equipment. The accrued warranty obligation is provided at the time of product sale based on management estimates, which are developed from historical information, and certain assumptions about future events are subject to change.

The following table sets forth the change in the liability for product warranties during the three months ended March 26, 2011:

Balance as of January 1, 2011	$3,392,000
Payments made under warranty	(956,000)
Accrual for product warranties issued	1,326,000

Balance as of March 26, 2011	$3,762,000

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

For the three months ended March 26, 2011, the Company recorded stock-based compensation expense of $44,000, consisting of expenses related to stock options ($42,000) and stock issued to a director ($2,000). For the three months ended March 27, 2010, the Company recorded stock-based compensation expense of $57,000, consisting of expenses related to stock options ($52,000), and stock issued to directors ($5,000).

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

A summary of the status of the Company’s stock option plans as of March 26, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value

Outstanding at January 1, 2011	791,125	$2.17
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(8,500)	1.57

Outstanding at March 26, 2011	782,625	$2.17	5.26	$—

Options exercisable at March 26, 2011	563,375	$2.33	4.01	$—

Options vested and expected to vest at March 26, 2011	767,356	$2.19	5.19	$—

The intrinsic value of options exercised was $0 for the three months ended March 26, 2011 and March 27, 2010, respectively.

As of March 26, 2011, there was $242,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.91 years.

At March 26, 2011, there are 573,500 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provided that each nonemployee director received 50% of his annual retainer in shares of common stock of the Company.

Up to 150,000 shares of common stock could be issued under the 2002 Plan. The January 2009 issuance of 18,270 shares under the 2002 Plan, which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	March 26, 2011	December 31, 2010

Raw materials	$6,276,000	$5,354,000
Work in process	3,950,000	3,529,000
Finished goods	3,177,000	2,177,000

	$13,403,000	$11,060,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 26, 2011	December 31, 2010

Citizens real estate loan	$11,093,000	$11,223,000
Citizens equipment facility	4,336,000	4,586,000

	15,429,000	15,809,000
Less – current portion	(1,520,000)	(1,520,000)

	$13,909,000	$14,289,000

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

In July 2007, the Company entered into a Loan Agreement (the “Wells Fargo Loan Agreement”) with Wells Fargo Bank, NA, formerly named Wachovia Bank, NA (“Wells Fargo”), which was supplemented and modified in March 2008, March 2009 and December 2009. The Wells Fargo Loan Agreement as supplemented and modified provided for three term loans aggregating $7,975,000, the proceeds of which financed the acquisition of machinery and equipment. The Wells Fargo term loans were prepaid in full in June 2010 with the proceeds of the Citizens Equipment Facility. The Wells Fargo term loans were secured by the Company’s equipment.

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

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens real estate loan prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Wells Fargo initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these loans bore interest at LIBOR plus 2.25%. The third Wells Fargo term loan prior to June 30, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, each Wells Fargo term loan bore interest at LIBOR plus 3.5%. The Citizens Equipment Facility bears interest at a floating rate equal to LIBOR plus 3%. LIBOR was .25% at March 26, 2011.

There were no revolving loans outstanding during the three months ended March 26, 2011 and March 27, 2010, respectively. Interest expense on the revolving line of credit, including an unused availability fee on the revolving loans, was $6,000 for the three months ended March 26, 2011 and March 27, 2010, respectively. Interest expense on the Wells Fargo term loans, which were retired at the end of the second quarter 2010, was $83,000 for the three months ended March 27, 2010. Interest expense on the Citizens real estate loan, including interest rate swap payments, was $230,000 and $252,000 for the three months ended March 26, 2011 and March 27, 2010, respectively. Interest expense on the Citizens Equipment Facility, which was advanced at the end of the second quarter 2010, was $36,000 for the three months ended March 26, 2011.

The Company’s credit facilities require the Company to maintain various financial covenants. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wells Fargo amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. In June 2010, the Company, coincident with entering into the Citizens Equipment Facility, entered into a further amendment with Citizens, modifying a financial covenant in the Citizens Loan Agreement and Credit Agreement. In March 2011, the parties entered into further amendments to the Citizens credit facilities which further modified the financial covenants, thereby permitting the Company to remain in compliance with them as of December 31, 2010 and March 26, 2011 and reduced availability under the revolving line of credit to $2,000,000. As a requirement of this amendment, the Company provided increased security for the credit facilities by granting a mortgage on the Company’s Medway, Massachusetts plant. The Company believes that it will remain in compliance with its financing agreements throughout 2011, provided that there is a stay of execution of the Barnhard judgment which continues throughout the period. While there can be no assurance, the Company does not believe it is probable that the judgment will be enforced without a stay of execution pending its appeals, or that the Company will be required to post a bond in excess of an amount acceptable to the bank, which would constitute events of default, during at least calendar 2011 and, accordingly, the debt is classified pursuant to its contractual maturity dates.

The Company’s credit agreements contain cross default provisions to each other.

At March 26, 2011 long-term debt maturities are as follows:

Remainder of 2011	$1,140,000
2012	1,520,000
2013	1,520,000
2014	10,663,000
2015	586,000

$15,429,000

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates and interest rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Foreign currency forward contracts are utilized at times to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling, while its purchases of inventory from the Company are paid in US dollars. These contracts are not designated as hedging instruments and, accordingly, changes in their fair value are recognized in selling, general and administrative expense in the consolidated statement of operations. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. These agreements are currently designated as cash flow hedges, therefore, the unrealized gains and losses are recorded in accumulated other comprehensive loss.

In February 2009, the Company entered into a series of 10 monthly forward contracts that began on March 31, 2009, whereby the Company paid a bank 130,000 British Sterling and the bank paid the Company $214,000 each month. This series of contracts ended on December 31, 2009. No foreign exchange forward contracts were outstanding during 2011 and 2010.

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

In November 2007, the Company entered into a forward starting interest rate swap agreement with Wells Fargo, which commenced on March 3, 2008, intended to hedge the initial LIBOR-based Wells Fargo term loan. The notional amount of the swap amortized based on the same amortization schedule as the initial Wells Fargo term loan and the hedged item (one-month LIBOR) was the same as the basis for the interest rate on the loan. The swap effectively converted the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 5.76% or 6.01% based on a performance grid, from April 1, 2009 to June 30, 2009 equaled 6.81% and after June 30, 2009 equaled 8.06%. The Company determined the interest rate swap qualified as a derivative hedging instrument and, accordingly, changes in the fair value of this swap were recorded as a component of accumulated other comprehensive loss. The interest rate swap was terminated in June 2010 in connection with the prepayment of the Wells Fargo term loans. There was no initial costs of the interest rate swap, and upon termination, the Company paid $71,000 in settlement of the interest rate swap.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value		Balance Sheet Location	Fair Value		Balance Sheet Location
	March 26, 2011	December 31, 2010		March 26, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreement	$—	$—	—	$1,383,000	$1,527,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three months ending March 26, 2011 and March 27, 2010:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax
	Three Months Ended
Derivatives in Cash Flow Hedging Relationship	March 26, 2011	March 27, 2010
Interest rate swap agreements	$136,000	$(19,000)

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into income
	Three Months Ended
Derivatives in Cash Flow Hedging Relationship	March 26, 2011	March 27, 2010
Interest rate swap agreements	$(153,000)	$(196,000)

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of March 26, 2011.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged items affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $233,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments (discussed below). The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments, as amended, that are outstanding as of March 26, 2011 and December 31, 2010, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 26, 2011 and December 31, 2010, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Balance at March 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,383,000	—	$1,383,000	—

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,527,000	—	$1,527,000	—

The valuation of the interest rate swap agreement is based on quoted prices from the counterparty that values this instrument using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at March 26, 2011 and December 31, 2010, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock, in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. No purchases were made under this program after 2009, and the Board of Directors terminated the stock repurchase program in February 2011. This stock repurchase is recorded in treasury stock on the consolidated balance sheet.

At March 26, 2011, there are 1,356,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Comprehensive Income (loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive income (loss):

	Three Months Ended
	March 26, 2011	March 27, 2010
Net income (loss)	$379,000	$(753,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(23,000)	(30,000)
Change in fair value of interest rate hedge (net of tax) (1)	136,000	(19,000)

Comprehensive income (loss)	$492,000	$(802,000)

(1)	Net of income tax expense (benefit) of $0 and ($12,000) for the three months ended March 26, 2011 and March 27, 2010, respectively.

The following summarizes the components of accumulated other comprehensive loss at March 26, 2011 and December 31, 2010:

	March 26, 2011	December 31, 2010
Cumulative translation adjustment	$(1,368,000)	$(1,345,000)
Change in fair value of interest rate hedge (net of tax) (2)	(756,000)	(892,000)

Total	$(2,124,000)	$(2,237,000)

(2)	Net of deferred income tax asset of $490,000 and $542,000 at March 26, 2011 and December 31, 2010, respectively. The deferred income tax assets are fully reserved by a valuation allowance in each period.

NOTE 11 — NET INCOME (LOSS) PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Three Months Ended
	March 26, 2011	March 27, 2010
Shares used in computing basic net income (loss) per share	17,120,000	17,120,000
Dilutive effect of options and warrants	—	—

Shares used in computing diluted net income (loss) per share	17,120,000	17,120,000

For the three months ended March 26, 2011, options to purchase 782,625 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive. For the three months ended March 27, 2010, options to purchase 797,125 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive.

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

In January 2011 the Company filed post-trial motions, seeking, alternatively, judgment in its favor as a matter of law, a new trial and a reduction of the verdict. In February 2011, the trial court denied these motions, and the Company thereafter filed an appeal from this post-trial order with the Appellate Division, Fourth Judicial Department. In April 2011 a judgment was entered for $63,075,000 (including interest through March 26, 2011) against Cybex. Under New York law, Cybex is responsible for payment of the judgment but may seek reimbursement from the co-defendant of approximately 21% of its payments on the judgment. The Company has filed an appeal of the judgment with the Appellate Division. The Appellate Division has issued a temporary restraint against enforcement of the judgment and has scheduled a hearing to consider the Company’s motion for a stay of enforcement of the judgment, pending appeal, with a limited bond requirement. The Company intends to vigorously pursue all available options to seek a reversal or reduction of the judgment.

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

During March 2009, this action was removed to the United States District Court for the Middle District of Tennessee.

In January 2011, the parties entered into a settlement agreement. Pursuant to this settlement, Cybex paid to the plaintiff the sum of $938,000, the parties provided cross-releases of all claims and the litigation has been dismissed with prejudice.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards and uncertainties of product liability litigation. The Company has maintained, and expects to continue to maintain, product liability insurance, and it includes reserves for self insured retention in accrued liabilities in the consolidated balance sheets. The Company’s product liability insurance, which is on a claims made basis, provides an aggregate of $10,000,000 of annual coverage for claims made on or after December 1, 2008 and $5,000,000 of annual coverage for claims made prior to December 1, 2008. The amount of coverage for a claim is reduced as payments are made under the policy for that policy year. These policies include a deductible of $250,000 per claim with an annual aggregate deductible of $1,000,000 on claims made on or after December 1, 2008 and $100,000 per claim with an annual aggregate deductible of $750,000 on claims made prior to December 1, 2008.

While the Company believes that its insurance coverage is adequate in light of the risks of product liability claims and awards, the Company may be subject to product liability claims which assert damages materially in excess of the limits of its insurance coverage. In December 2010, a jury verdict in the Barnhard v Cybex International, Inc. product liability suit, discussed above, apportioned a significant amount of liability to the Company, which substantially exceeds the Company’s available insurance coverage. It is possible that the Company could be subject to other product liability judgments or settlements which materially exceed the available insurance coverage and related reserves.

The Company records a reserve for the self insured retention portion of product liability matters for which it is probable that a loss has been incurred and the range of the loss can be determined. In addition, as of March 26, 2011 and December 31, 2010, the Company recorded a $63,076,000 and $62,696,000 litigation reserve, respectively, as a current liability pertaining to the Barnhard jury verdict and a corresponding litigation related receivable for $15,928,000 and $15,904,000, respectively, representing the amount recoverable from the co-defendant in the matter and the estimated amount recoverable under the Company’s insurance policies. The Company records a reserve and a corresponding insurance receivable if the amount of the product liability exposure is recoverable from the Company’s insurance carrier for other product liability claims. The Company also accrued $255,000 and $947,000, as of March 26, 2011 and December 31, 2010, respectively, for these product liability claims and a corresponding receivable for such liability claims estimated to be recoverable under the Company’s insurance policies. Excluding the Barnhard matter, the product liability claims accrual is included as a component of accrued liabilities ($1,985,000 and $1,869,000 at March 26, 2011 and December 31, 2010, respectively) and other long-term liabilities ($255,000 and $947,000 at March 26, 2011 and December 31, 2010, respectively) and the insurance recoverable is included as a component of other assets ($255,000 and $947,000 at March 26, 2011 and December 31, 2010, respectively). On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable.

NOTE 13 — INCOME TAXES

For the three months ended March 26, 2011 and March 27, 2010, an income tax benefit of (146.1%) of income before taxes and (32.4%) of loss before taxes was recorded, totaling ($225,000) and ($361,000), respectively. During the three months ended March 26, 2011, a refund of federal alternative minimum taxes paid in the prior year of $257,000 was received, which was recorded as a benefit in the current period since it was fully reserved at December 31, 2010. This was offset by state and federal alternative minimum taxes payable of $32,000 during the period.

At December 31, 2010, U.S. federal net operating loss carryforwards of approximately $15,462,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carryforwards of $5,871,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $700,000, which do not expire, and federal research and development tax credit carryforwards of $352,000, which begin to expire in 2021 and various net operating loss and credit carryforwards for state tax purposes. The U.S. federal operating loss carryforwards begin to expire in 2020. These amounts do not include the charges relating to the unfavorable jury verdict in the Barnhard matter, as they are not deductible for income taxes until paid.

The Company recorded an increase in the valuation allowance of $30,656,000 in 2010 to fully offset net deferred tax assets of $32,158,000 as of December 31, 2010. A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by the unfavorable jury verdict in a product liability suit (see Note 12), it was determined that a valuation allowance against the entire amount of deferred tax assets as of December 31, 2010 was necessary. The Company’s net deferred tax assets are fully reserved as of March 26, 2011, and the need for this valuation allowance will be assessed in future periods. As of March 26, 2011, approximately $82,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various expenses.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2006.

The Company has evaluated any uncertain tax positions in its federal income tax return, United Kingdom return and the state tax returns it is currently filing. The Company has also made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis, there has been no change during the quarter in the balance of unrecognized liability of $230,000 as of December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, the resolution of litigation involving us, our ability to comply with the terms of our credit facilities, competitive factors, technological and product developments, market demand, and economic conditions. Further information on these and other factors which could affect our financial results can be found in our reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, including Part I thereof, our Current Reports on Form 8-K, this Form 10-Q and the proxy statement dated April 14, 2011.

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

Our net sales began to decline commencing with the fourth quarter of 2008, with net sales in 2009 and 2010 approximately 19% and 17%, respectively, below 2008 net sales. We believe that this sales decline largely reflected our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry.

Our sales began to recover in 2010, with 2010 net sales approximately 2% above 2009 net sales. This improvement in sales accelerated throughout the year, with sales in the second and third quarters of 2010 essentially flat compared to net sales for the corresponding 2009 periods and fourth quarter 2010 net sales almost 15% above fourth quarter 2009 results. This trend continued in the first quarter 2011, with net sales 19% above net sales for the first quarter of 2010. While we believe that this trend may reflect improving economic and industry conditions as well as our marketing and new product initiatives, there is no assurance that the improved sales trend will continue. We also cannot be certain the extent that other factors, such as the product liability verdict discussed below or changes in economic conditions, will affect our financial performance.

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

On December 7, 2010, the jury in the Barnhard product liability suit returned a $66 million verdict, apportioned 75% to Cybex, 20% to a non-affiliated co-defendant, and 5% to the plaintiff. In April 2011 a judgment was entered for $63,075,000 (including interest through March 26, 2011) against us on this verdict. Under New York law, we are responsible for payment of the judgment but may obtain reimbursement from the co-defendant of approximately 21% of our payments on the judgment. Our available insurance coverage for this matter as of March 26, 2011 was approximately $2,650,000. See Note 12 of the Notes to the Consolidated Financial Statements included herein for a more detailed description of this matter. We intend to vigorously pursue all available options to seek a reversal or reduction of the judgment. An appellate court has issued a temporary restraint against enforcement of the judgment and has scheduled a hearing to consider our motion for a stay of enforcement of the judgment during the appellate process. Such a stay may require the posting of a bond in a substantial amount, up to the full amount of the judgment. While we have asked the Court to issue such a stay with a limited bonding requirement, there is no assurance we will be successful in this regard or that we will have the financial ability to secure a bond at a level required by the Court. The requirement to post a bond in a significant amount, even if at a level within our capacity to secure, could have a material adverse effect on our liquidity, financial condition and business prospects. If we are unable to obtain a required bond, the plaintiff would be able to immediately enforce the judgment before we are able to fully pursue our appeal. We do not have the capital resources or liquidity to satisfy our obligations if the plaintiff is ultimately able, either due to our inability to post a bond or the failure of our appeal, to enforce a judgment in this matter that has not been substantially reduced from the jury verdict, which raises substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe that we were not at fault in the accident that is the basis of the plaintiff’s claims and, accordingly, that this case was wrongly decided as to liability. In addition, we believe that the amount of damages awarded by the jury is grossly overstated. Our strategy to resolve the doubt about our ability to continue as a going concern is to vigorously contest the outcome of the Barnhard jury verdict through appeal, in order to obtain a reversal or substantial reduction of the award.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $4,895,000, or 19%, to $31,011,000 for the first quarter of 2011 from $26,116,000 for the first quarter of 2010. The 2011 first quarter increase was attributable to an increase of sales of cardiovascular products of $2,332,000, or 16%, to $16,632,000, and increased sales of strength training products of $2,062,000, or 23%, to $11,025,000, along with increased freight, parts and other sales of $501,000, or 18%, to $3,354,000. We believe that the overall increase in sales is reflective of improving economic conditions as well as our marketing and new product initiatives.

GROSS MARGIN

Gross margin increased to 36.3% in the first quarter of 2011 from 36.2% in the first quarter of 2010. Margins improved due to lower obsolescence expense (0.7%), improved freight costs net of freight billings (0.7%), and better overhead absorption (0.5%) from higher volumes. Margin improvements were offset by higher warranty costs (1.8%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $202,000, or 2%, to $10,460,000 in the first quarter of 2011 compared to $10,258,000 in the first quarter of 2010, predominantly due to higher product development costs. Selling, general and administrative expenses represented 34% of sales for the first quarter of 2011, compared to 39% of sales for the comparable 2010 period.

LITIGATION CHARGE

The litigation charge for the three months ended March 26, 2011 relates to the additional litigation adjustment for the Barnhard product liability matter. See Note 12 of the Notes to the Consolidated Financial Statements included herein. The Barnhard product liability judgment will accrue interest at 9%, and, accordingly, it is anticipated that the litigation charge will continue to increase as long as the matter remains unresolved.

NET INTEREST EXPENSE

Net interest expense decreased by $46,000, or 14%, in 2011 to $276,000 due to lower interest rates on our equipment facility.

INCOME TAXES

A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by an unfavorable product liability jury verdict (see Note 12 of the Notes to the Consolidated Financial Statements included herein), we determined that a valuation allowance against the entire amount of our deferred tax assets as of December 31, 2010 was necessary. Our deferred tax assets are fully reserved as of March 26, 2011. We recorded an income tax benefit of ($225,000) and ($361,000), for the three months ended March 26, 2011 and March 27, 2010, respectively. The effective tax benefit rate was (146.1%) and (32.4%) for the three months March 26, 2011 and March 27, 2010, respectively. During the three months ended March 26, 2011, we received a refund of federal alternative minimum taxes paid in prior years of $257,000, which was recorded as a benefit in the current period since it was fully reserved as of December 31, 2010. This was offset by state and federal alternative minimum taxes payable of $32,000 during the period. The lower tax benefit rate for the three months ended March 27, 2010 was primarily due to non-deductible foreign losses. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards and credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 26, 2011, we had negative working capital of $25,935,000 compared to negative working capital of $26,611,000 at December 31, 2010. The net increase in working capital is primarily due to the operating cash flow generated during the period.

For the three months ended March 26, 2011, we generated $562,000 of cash flow from operating activities compared to generating $956,000 of cash flow for the three months ended March 27, 2010. The decrease in cash flow is due to a greater decrease in accounts receivable during the 2010 quarter compared to 2011, as a result of higher sales in Q1 2011, and a higher use of cash in 2011 for inventory compared to 2010, as a result of the timing of purchases, partially offset by a net profit in 2011 compared to a net loss in 2010 and a lower decrease in accrued liabilities in 2011 compared to 2010.

Cash used in investing activities of $343,000 during the three months ended March 26, 2011 consisted of purchases of computer hardware and infrastructure of $254,000 and purchases of manufacturing tooling and equipment of $89,000, primarily for the manufacture of new products. Cash used in investing activities of $399,000 during the three months ended March 27, 2010 consisted of purchases of computer hardware and infrastructure of $302,000 and purchase of manufacturing tooling and equipment of $97,000, primarily for the manufacture of new products. While capital expenditures for the balance of 2011 are expected to be approximately $3,200,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations and our other cash needs.

Cash used in financing activities was $382,000 for the three months ended March 26, 2011, consisting primarily of $380,000 of principal payments on the Citizens real estate loan. Cash used in financing activities was $604,000 for the three months ended March 27, 2010, consisting primarily of term loan repayments.

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

At March 26, 2011, there were no outstanding revolving credit loans, a $11,093,000 real estate loan and $4,336,000 outstanding under the Citizens equipment facility. Availability under the revolving loan fluctuates daily. At March 26, 2011, there was $2,000,000 in unused availability under the revolving loan facility.

Our credit facilities include financial covenants. These financial covenants were amended in March 2011. At March 26, 2011, we were in compliance with each credit facility’s financial covenants, as amended. We believe that we will remain in compliance with our financing agreements throughout 2011, provided that there is a stay of execution of the Barnhard judgment which continues throughout the period. While there can be no assurance, we do not believe it is probable that the judgment will be enforced without a stay of execution pending our appeals, or that we will be required to post a bond in excess of an amount acceptable to the bank, which would constitute events of default, during at least calendar 2011.

We rely upon cash flows from our operations and borrowings under our credit facilities to fund our working capital and capital expenditure requirements. As discussed above under the caption “Overview and Outlook”, the Barnhard judgment creates uncertainties as to whether our sources of liquidity will be sufficient to meet our obligations. In addition to these uncertainties, a decline in sales or margins or a failure to remain in compliance with the terms of our credit facilities or to extend the maturity date of our revolving line of credit could result in having insufficient funds for our working capital and capital expenditure needs. However, we believe that our cash flows and the availability under our credit facilities are sufficient to fund our general working capital and capital expenditure needs for at least the next 12 months, provided that there is a stay of enforcement of the Barnhard judgment which continues throughout the period.

As of December 31, 2010, we had approximately $21,333,000 in U.S. Federal and non-U.S net operating loss carry forwards, substantially all of which will be available to offset future taxable income. Those losses do not include the charges relating to the unfavorable verdict in the Barnhard matter, as they are not deductible for income tax purposes until paid.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$15,429,000	$1,520,000	$3,040,000	$10,869,000	$—
Interest due including impact of interest rate swap (a)	3,527,000	1,082,000	1,931,000	514,000	—
Capital lease obligation (b)	25,000	12,000	13,000	—	—
Operating lease commitments	1,671,000	581,000	855,000	235,000	—
Purchase obligations	22,417,000	17,396,000	4,596,000	425,000	—

	$43,069,000	$20,591,000	$10,435,000	$12,043,000	$—

(a)	This includes a fixed rate of 8.75% per the interest rate swap agreements.
(b)	Includes future interest obligations.

This table does not include any amounts that may be payable related to the Barnhard v. Cybex International, Inc. matter. The Company intends to vigorously pursue all available options to seek a reversal or reduction of the Barnhard judgment.

We have agreements with our named executive officers that provide for severance payments to the officer in the event the employee is terminated without cause or, in certain situations, the officer resigns after a change of control. The maximum cash exposure under these agreements, assuming the employment of the officers terminated effective as of December 31, 2010, was $2,495,000. The actual amounts to be paid can only be determined at the time of the executive officer’s separation from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At March 26, 2011, the maximum contingent liability under all recourse provisions was approximately $4,148,000. A reserve for estimated losses under recourse provisions of $470,000 has been recorded based upon historical experience, and is included in accrued liabilities at March 26, 2011.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.

During the quarter ended March 26, 2011, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from the disclosure within the Company’s Report on Form 10-K for the year ended December 31, 2010.

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

Barnhard v. Cybex International, Inc., et al. See Part I Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2010 for a description of these proceedings. In April 2011 a judgment was entered for $63,075,000 (including interest through March 26, 2011) against the Company in this matter. Under New York law, Cybex is responsible for payment of the judgment but may seek reimbursement from the co-defendant of approximately 21% of its payments on the judgment. The Company has filed an appeal of the judgment with the Appellate Division, Fourth Judicial Department, State of New York. The Appellate Division has issued a temporary restraint against enforcement of the judgment and has scheduled a hearing to consider the Company’s motion for a stay of enforcement of the judgment, pending appeal, with a limited bond requirement.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

On March 31, 2011, Cybex International, Inc. (the “Company” or “Cybex”) and RBS Citizens, National Association (“Citizens”) entered into a Loan Modification Agreement, dated March 31, 2011, amending and modifying the Loan Agreement dated as of October 17, 2006, which provided for a real estate loan advanced in 2007 (as heretofore amended, the “Loan Agreement”), and the Credit Agreement dated July 2, 2008, which provides for a revolving line of credit (as heretofore amended, the “Credit Agreement”). The Loan Modification Agreement amended financial and other covenants contained in the Loan Agreement and Credit Agreement, thereby permitting the Company to remain in compliance with them as of December 31, 2010 and March 26, 2011, reduced the availability under the revolving line of credit to $2,000,000, and required the Company to provide increased security for the credit facilities including by granting a mortgage on the Company’s Medway, Massachusetts plant.

On March 31, 2011, the Company and RBS Asset Finance, Inc. (“RBS”) entered into a Lease Modification Agreement, dated March 31, 2011, amending and modifying the Master Lease Agreement dated June 24, 2010 (the “RBS Equipment Facility”) which provides equipment lease financing to the Company. The Lease Modification Agreement amended a covenant contained in the RBS Equipment Facility, thereby permitting the Company to remain in compliance with the covenant.

RBS and Citizens are affiliates. There are no material relationships between Cybex or its affiliates and Citizens or RBS or their respective affiliates, other than in respect to the transactions contemplated by the Credit Agreement, the Loan Agreement, the RBS Lease Facility and other standard banking arrangements.

ITEM 6.	EXHIBITS

Exhibit 10.1	–	Loan Modification Agreement, dated March 31, 2011, between Cybex International, Inc. and RBS Citizens, National Association

Exhibit 10.2	–	Lease Modification Agreement, dated March 31, 2011, between Cybex International, Inc. and RBS Asset Finance, Inc.

Exhibit 31.1	–	Certification of Chairman and Chief Executive Officer.

Exhibit 31.2	–	Certification of President, Chief Operating Officer and Chief Financial Officer.

Exhibit 32.1	–	Statement of Chairman and Chief Executive Officer.

Exhibit 32.2	–	Statement of President, Chief Operating Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/S/ JOHN AGLIALORO
May 3, 2011		John Aglialoro Chairman and Chief Executive Officer

	By:	/S/ ARTHUR W. HICKS, JR.
May 3, 2011		Arthur W. Hicks, Jr. President, Chief Operating Officer and Chief Financial Officer