Form 10-Q
period 2011-06-25
CYBEX INTERNATIONAL INC
filed 2011-08-03
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 25, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-4538

Cybex International, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1731581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Trotter Drive, Medway, Massachusetts	02053
(Address of principal executive office)	(Zip Code)

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

On August 3, 2011, the Registrant had outstanding 17,120,383 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Net sales	$32,564	$27,672	$63,575	$53,788
Cost of sales	21,560	18,167	41,325	34,816

Gross profit	11,004	9,505	22,250	18,972

Selling, general and administrative expenses	9,952	9,530	20,413	19,789
Litigation charge	1,288	0	1,643	0

Operating income (loss)	(236)	(25)	194	(817)

Interest expense, net	265	381	541	703

Loss before income taxes	(501)	(406)	(347)	(1,520)
Income tax expense (benefit)	54	(50)	(171)	(411)

Net loss	$(555)	$(356)	$(176)	$(1,109)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.01)	$(0.06)

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 25,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$7,604	$7,030
Accounts receivable, net of allowance of $1,152 and $1,046	16,468	18,806
Inventories	13,272	11,060
Prepaid expenses and other	1,343	1,574
Barnhard litigation related receivable	16,113	15,904

Total current assets	54,800	54,374
Property, plant and equipment, net	28,540	29,693
Other assets	596	1,347

	$83,936	$85,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current portion of long-term debt	$1,520	$1,520
Accounts payable	4,588	3,913
Accrued liabilities	10,904	12,856
Barnhard litigation reserve	64,405	62,696

Total current liabilities	81,417	80,985
Long-term debt	13,529	14,289
Other liabilities	4,063	5,150

Total liabilities	99,009	100,424

Commitments (Notes 3 and 11)
Stockholders’ Deficit:
Common stock, $.10 par value, 30,000 shares authorized, 17,860 shares issued and outstanding	1,786	1,786
Additional paid-in capital	68,967	68,880
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(80,660)	(80,484)
Accumulated other comprehensive loss	(2,211)	(2,237)

Total stockholders’ deficit	(15,073)	(15,010)

	$83,936	$85,414

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 25, 2011	June 26, 2010

OPERATING ACTIVITIES:
Net loss	$(176)	$(1,109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,399	2,337
Amortization of deferred financing costs	40	28
Deferred income taxes	0	(499)
Stock-based compensation	88	113
Provision for doubtful accounts	132	(121)
Amortization of interest rate swap	(16)	(16)
Litigation charge	1,643	0
Changes in operating assets and liabilities:
Accounts receivable	2,270	2,349
Inventories	(2,218)	(1,635)
Prepaid expenses and other	244	(69)
Accounts payable, accrued liabilities and other liabilities	(1,909)	(2,262)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,497	(884)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,163)	(1,052)

NET CASH USED IN INVESTING ACTIVITIES	(1,163)	(1,052)

FINANCING ACTIVITIES:
Repayments of term loans	(760)	(6,123)
Borrowings under term loans	0	4,999

NET CASH USED IN FINANCING ACTIVITIES	(760)	(1,124)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	574	(3,060)

CASH AND CASH EQUIVALENTS, beginning of period	7,030	6,879

CASH AND CASH EQUIVALENTS, end of period	$7,604	$3,819

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$548	$759
Cash paid (received) for income taxes, net	(158)	42
Settlement of interest rate swap	0	71

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 25, 2011 are not necessarily indicative of the results that may be expected for the entire year.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. On December 7, 2010, a jury verdict in a product liability suit apportioned a significant amount of liability to the Company (see Note 11). The Company does not have the resources to satisfy its obligations if the plaintiff is ultimately able to enforce a judgment in this matter that has not been substantially reduced from the jury verdict, which raises substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 13.4% of consolidated net sales for the three and six months ended June 25, 2011 and 13.3% and 13.7% of consolidated net sales for the three and six months ended June 26, 2010, respectively. Accounts receivable from this customer were $1,462,000 and $1,779,000 at June 25, 2011 and December 31, 2010, respectively. Sales to another customer represented 7.6% and 10.0% of consolidated net sales for the three and six months ended June 25, 2011 and 12.0% and 10.0% of consolidated net sales for the three and six months ended June 26, 2010, respectively. Accounts receivable from this customer were $816,000 and $1,265,000 at June 25, 2011 and December 31, 2010, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

Sales outside of North America represented 34% and 32% of consolidated net sales for the three and six months ended June 25, 2011 and 30% and 31% of consolidated net sales for the three and six months ended June 26, 2010, respectively. No single foreign country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 3 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for certain of its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At June 25, 2011, the maximum contingent liability under all recourse and guarantee provisions was approximately $3,953,000. A reserve for estimated losses under recourse provisions of $330,000 and $818,000 has been recorded based on historical experience, and is included in accrued liabilities at June 25, 2011 and December 31, 2010, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $36,000 and $47,000 at June 25, 2011 and December 31, 2010, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees is determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

The following table sets forth the change in the liability for product warranties during the six months ended June 25, 2011:

Balance as of January 1, 2011	$3,392,000
Payments made under product warranties	(1,913,000)
Accrual for product warranties issued	2,335,000

Balance as of June 25, 2011	$3,814,000

NOTE 4 – STOCK-BASED COMPENSATION

The Company records stock-based compensation to recognize the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. The Company measures the cost of employee services received in exchange for an award based on the grant date fair value of the award.

For the three months ended June 25, 2011, the Company recorded stock-based compensation expense of $44,000 consisting of expenses related to stock options ($41,000) and stock issued to directors ($3,000). For the six months ended June 25, 2011, the Company recorded stock-based compensation expense of $88,000, consisting of expenses related to stock options ($83,000) and stock issued to directors ($5,000). For the three months ended June 26, 2010, the Company recorded stock-based compensation expense of $56,000, consisting of expenses related to stock options ($53,000) and stock issued to directors ($3,000). For the six months ended June 26, 2010, the Company recorded stock-based compensation expense of $113,000, consisting of expenses related to stock options ($105,000) and stock issued to directors ($8,000).

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

A summary of the status of the Company’s stock option plans as of June 25, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value

Outstanding at January 1, 2011	791,125	$2.17
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(96,250)	1.39

Outstanding at June 25, 2011	694,875	$2.28	5.31	$—

Options exercisable at June 25, 2011	487,375	$2.48	4.07	$—

Options vested and expected to vest at June 25, 2011	682,047	$2.29	5.25	$—

The intrinsic value of options exercised was $0 for the three and six months ended June 25, 2011 and June 26, 2010, respectively.

As of June 25, 2011, there was $187,421 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.76 years.

At June 25, 2011, there are 586,250 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

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

NOTE 5 — INVENTORIES

Inventories consist of the following:

	June 25, 2011	December 31, 2010
Raw materials	$6,459,000	$5,354,000
Work in process	3,677,000	3,529,000
Finished goods	3,136,000	2,177,000

	$13,272,000	$11,060,000

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 25, 2011	December 31, 2010
Citizens real estate loan	$10,963,000	$11,223,000
Citizens equipment facility	4,086,000	4,586,000

	15,049,000	15,809,000
Less – current portion	(1,520,000)	(1,520,000)

	$13,529,000	$14,289,000

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The principal of the mortgage loan is to be retired by eighty three equal monthly payments of $43,000 along with a balloon payment of $9,403,000 at July 2, 2014. This loan and the revolving line of credit described below are secured by substantially all of the Company’s assets.

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

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. In addition to working capital loans, the revolving line of credit can also be utilized for letters of credit, and in June 2011, an $8,000,000 letter of credit was issued under the Citizens Credit Agreement to support the stay in the Barnhard product liability suit (see Note 11). Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding letters of credit. At June 25, 2011, the net remaining availability under the revolving line of credit was $2,000,000. The Citizens revolving line of credit is available to July 6, 2012.

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

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens real estate loan prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Wells Fargo initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these loans bore interest at LIBOR plus 2.25%. The third Wells Fargo term loan prior to June 30, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, each Wells Fargo term loan bore interest at LIBOR plus 3.5%. The Citizens Equipment Facility bears interest at a floating rate equal to LIBOR plus 3%. LIBOR was .19% at June 25, 2011.

There were no revolving loans outstanding during the six months ended June 25, 2011 and June 26, 2010, respectively. Interest expense on the revolving line of credit, including an unused availability fee on the revolving loans, was $5,000 and $6,000 for the three months ended June 25, 2011 and June 26, 2010, respectively and $12,000 for the six months ended June 26, 2011 and June 25, 2010, respectively. Interest expense on the Wells Fargo term loans, which were retired at the end of the second quarter 2010, was $137,000 and $219,000 for the three and six months ended June 26, 2010, respectively. Interest expense on the Citizens real estate loan, including interest rate swap payments, was $229,000 and $236,000 for the three months ended June 25, 2011 and June 26, 2010, respectively, and $458,000 and $488,000 for the six months ended June 25, 2011 and June 26, 2010, respectively. Interest expense on the Citizens Equipment Facility, which was advanced at the end of the second quarter 2010, was $34,000 and $70,000 for the three and six months ended June 25, 2011, respectively.

The Company’s credit facilities require the Company to maintain various financial covenants. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wells Fargo amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. In June 2010, the Company, coincident with entering into the Citizens Equipment Facility, entered into a further amendment with Citizens, modifying a financial covenant in the Citizens Loan Agreement and Credit Agreement. In March 2011, the parties entered into amendments to the Citizens credit facilities which further modified the financial covenants, thereby permitting the Company to remain in compliance with them as of December 31, 2010 and to date. The amendment also provided that the ceiling on the line of credit is $10,000,000, reduced by an $8,000,000 availability reserve, which was subsequently eliminated coincident with the issuance of the $8,000,000 letter of credit discussed above. As a requirement of the March 2011 amendments, the Company provided increased security for the credit facilities by granting a mortgage on the Company’s Medway, Massachusetts plant. While there can be no assurance, the Company believes that it will remain in compliance with its financing agreements through 2011.

The Company’s credit agreements contain cross default provisions to each other.

At June 25, 2011 long-term debt maturities are as follows:

Remainder of 2011	$760,000
2012	1,520,000
2013	1,520,000
2014	10,663,000
2015	586,000

$15,049,000

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value		Balance Sheet Location	Fair Value		Balance Sheet Location
	June 25, 2011	December 31, 2010		June 25, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap agreement	$—	$—	—	$1,470,000	$1,527,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended June 25, 2011 and June 26, 2010, respectively:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax
	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationship	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Interest rate swap agreements	$(94,000)	$(68,000)	$42,000	$(87,000)

	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationship	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Interest rate swap agreements	$(156,000)	$(243,000)	$(309,000)	$(439,000)

See Note 8 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of June 25, 2011.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $262,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments (discussed below). The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments, as amended, that are outstanding as of June 25, 2011 and December 31, 2010, respectively, the carrying values are considered to approximate their respective fair values. See Note 6 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 25, 2011 and December 31, 2010, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Balance at June 25, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,470,000	—	$1,470,000	—

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,527,000	—	$1,527,000	—

The valuation of the interest rate swap agreement is based on quoted prices from the counterparty that values this instrument using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at June 25, 2011 and December 31, 2010, respectively.

NOTE 9 — STOCKHOLDERS’ DEFICIT

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

At June 25, 2011, there are 1,281,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Comprehensive Loss:

Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the components of comprehensive loss are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net loss	$(555,000)	$(356,000)	$(176,000)	$(1,109,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,000	—	(16,000)	(30,000)
Change in fair value of interest rate hedge (net of tax) (1)	(94,000)	(68,000)	42,000	(87,000)

Comprehensive loss	$(642,000)	$(424,000)	$(150,000)	$(1,226,000)

(1)	Net of income tax expense (benefit) of $0 and ($43,000) for the three months ended June 25, 2011 and June 26, 2010, respectively, and $0 and ($55,000) for the six months ended June 25, 2011 and June 26, 2010, respectively.

The following summarizes the components of accumulated other comprehensive loss at June 25, 2011 and December 31, 2010:

	June 25, 2011	December 31, 2010
Cumulative translation adjustment	$(1,361,000)	$(1,345,000)
Change in fair value of interest rate hedge (net of tax) (2)	(850,000)	(892,000)

Total	$(2,211,000)	$(2,237,000)

(2)	Net of deferred income tax asset of $526,000 and $542,000 at June 25, 2011 and December 31, 2010, respectively. The deferred income tax assets are fully reserved by a valuation allowance at the end of each period.

NOTE 10 — NET LOSS PER SHARE

The table below sets forth the reconciliation of the basic and diluted net loss per share computations:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Shares used in computing basic net loss per share	17,120,000	17,120,000	17,120,000	17,120,000
Dilutive effect of options	—	—	—	—

Shares used in computing diluted net loss per share	17,120,000	17,120,000	17,120,000	17,120,000

For the three and six months ended June 25, 2011, options to purchase 694,875 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the computation of diluted net loss per share as the result would be anti-dilutive. For the three and six months ended June 26, 2010, options to purchase 796,125 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the calculation of diluted net loss per share as the result would be anti-dilutive.

NOTE 11 — CONTINGENCIES

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

In January 2011 the Company filed post-trial motions, seeking, alternatively, judgment in its favor as a matter of law, a new trial and a reduction of the verdict. In February 2011, the trial court denied these motions, and the Company thereafter filed an appeal from this post-trial order with the Appellate Division, Fourth Judicial Department. In April 2011 a judgment was entered for $63,075,000 against Cybex. Under New York law, Cybex is responsible for payment of the judgment but may seek reimbursement from the co-defendant of approximately 21% of its payments on the judgment. The Company has filed an appeal of the judgment with the Appellate Division. In May 2011, the Appellate Division granted the Company’s motion for a stay of enforcement of the Barnhard judgment during the pendency of the Company’s appeals, subject to the posting of collateral aggregating $10,000,000, which the Company timely provided by posting a $2,000,000 undertaking from its insurance carrier and an $8,000,000 letter of credit. The Company intends to vigorously pursue all available options to seek a reversal or reduction of the judgment.

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

The Company records a reserve for the self insured retention portion of product liability matters for which it is probable that a loss has been incurred and the range of the loss can be determined. In addition, as of June 25, 2011 and December 31, 2010, the Company recorded a $64,405,000 and $62,696,000 litigation reserve, respectively, as a current liability pertaining to the Barnhard jury verdict, which includes interest on the judgment that accrues at an annual rate of 9%, and a corresponding litigation related receivable for $16,113,000 and $15,904,000, respectively, representing the amount recoverable from the co-defendant in the matter and the estimated amount recoverable under the Company’s insurance policies. The Company records a reserve and a corresponding insurance receivable if the amount of the product liability exposure is recoverable from the Company’s insurance carrier for other product liability claims. The Company also accrued $252,000 and $947,000, as of June 25, 2011 and December 31, 2010, respectively, for these product liability claims and a corresponding receivable for such liability claims estimated to be recoverable under the Company’s insurance policies. Excluding the Barnhard matter, the product liability claims accrual is included as a component of accrued liabilities ($2,008,000 and $1,869,000 at June 25, 2011 and December 31, 2010, respectively) and other long-term liabilities ($252,000 and $947,000 at June 25, 2011 and December 31, 2010, respectively) and the insurance recoverable is included as a component of other assets ($252,000 and $947,000 at June 25, 2011 and December 31, 2010, respectively). On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable.

NOTE 12 — INCOME TAXES

For the six months ended June 25, 2011 and June 26, 2010, an income tax benefit of (49.3%) and (27.0%) of loss before taxes was recorded, totaling ($171,000) and ($411,000), respectively. During the first quarter of 2011, a refund of federal alternative minimum taxes paid in the prior year of $257,000 was received, which was recorded as a benefit in that period, since it was fully reserved at December 31, 2010. This was offset by estimated state and federal alternative minimum taxes payable of $86,000 during the six months ended June 25, 2011. These taxes are based on estimated taxable income, therefore charges related to the Barnhard matter are not currently deductible since they have not been paid.

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

The Company recorded an increase in the valuation allowance of $30,656,000 in 2010 to fully offset net deferred tax assets of $32,158,000 as of December 31, 2010. A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by the unfavorable jury verdict in a product liability suit (see Note 11), it was determined that a valuation allowance against the entire amount of deferred tax assets as of December 31, 2010 was necessary. The Company’s net deferred tax assets are fully reserved as of June 25, 2011, and the need for this valuation allowance will be assessed in future periods. As of June 25, 2011, approximately $81,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various expenses.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2006.

The Company has evaluated any uncertain tax positions in its federal income tax return, United Kingdom return and the state tax returns it is currently filing. The Company has also made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis, there has been no change during the period in the balance of unrecognized liability of $230,000 as of December 31, 2010.

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

Our sales began to recover in 2010, with 2010 net sales approximately 2% above 2009 net sales. This improvement in sales accelerated throughout the year, with sales in the second and third quarters of 2010 essentially flat compared to net sales for the corresponding 2009 periods and fourth quarter 2010 net sales almost 15% above fourth quarter 2009 results. This trend has continued in 2011, with net sales for the first six months of 2011 18% above net sales for the corresponding 2010 period. While we believe that this trend may reflect improving economic and industry conditions as well as our marketing and new product initiatives, there is no assurance that the improved sales trend will continue. We also cannot be certain the extent that other factors, such as the product liability verdict discussed below or changes in economic conditions, will affect our financial performance.

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

On December 7, 2010, the jury in the Barnhard product liability suit returned a $66 million verdict, apportioned 75% to Cybex, 20% to a non-affiliated co-defendant, and 5% to the plaintiff. In April 2011 a judgment was entered for $63,075,000 against us on this verdict. Under New York law, we are responsible for payment of the judgment but may obtain reimbursement from the co-defendant of approximately 21% of our payments on the judgment. Our available insurance coverage for this matter as of June 25, 2011 was approximately $2,555,000. Our appeal of the judgment is pending before the appellate court, which has issued a stay of enforcement of the judgment during the pendency of our appeal. See Note 11 of the Notes to the Consolidated Financial Statements included herein for a more detailed description of this matter.

While we intend to vigorously pursue all available options to seek a reversal or reduction of the Barnhard judgment, we do not have the capital resources or liquidity to satisfy our obligations if the plaintiff is ultimately able to enforce a judgment in this matter that has not been substantially reduced from the jury verdict. This uncertainty raises substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $4,892,000, or 18%, to $32,564,000 for the second quarter of 2011 versus $27,672,000 for the second quarter of 2010. For the six months ended June 25, 2011, net sales increased $9,787,000, or 18%, to $63,575,000 from $53,788,000 compared to the same period in 2010. For the second quarter of 2011, sales of cardiovascular products increased $2,553,000, or 16%, to $18,292,000, sales of strength products increased $1,404,000, or 15% to $10,628,000 and freight, parts, and other sales increased $935,000, or 35%, to $3,644,000 compared to the same period in 2010. For the six months ended June 25, 2011, sales of cardiovascular products increased $4,885,000, or 16%, to $34,924,000, sales of strength products increased $3,466,000, or 19%, to $21,652,000 and freight, parts and other sales increased $1,436,000 or 26%, to $6,999,000 compared to the same period in 2010. Both U.S. and international markets were strong, led by sales of our new treadmill models, the 770T and 625T, which have been favorably received by the marketplace.

GROSS MARGIN

Gross margin for the second quarter of 2011 decreased by .6% to 33.8%, from 34.4% for the same period in 2010. The decrease was caused primarily by higher material costs mainly from steel prices (1.8%), freight costs in excess of freight billings (1.0%) and unfavorable sales mix (0.5%). Unfavorable variances were offset in part by improved overhead absorption (1.9%) from higher volume and lower warranty costs (0.8%).

Gross margin for the six months ended June 25, 2011 decreased by .3% to 35.0%, from 35.3% for the same period in 2010. The decrease was caused primarily by higher material costs mainly from higher steel prices (0.7%), unfavorable sales mix (0.4%), higher warranty cost (0.4%) and freight costs in excess of freight billings (0.3%). Unfavorable variances were offset in part by improved overhead absorption (1.3%) from higher volume and lower obsolescence expense costs (0.2%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $422,000, or 4%, to $9,952,000 in the second quarter of 2011 compared to $9,530,000 in the second quarter of 2010. For the six months ended June 25, 2011, selling, general and administrative expenses increased by $624,000, or 3%, to $20,413,000 compared to $19,789,000 for the comparable period in 2010. These increases were predominantly due to higher international expenses primarily related to additional headcount. Selling, general and administrative expenses represented 31% and 32% of sales for the three and six months ended June 25, 2011 and 34% and 37% of sales for the three and six months ended June 26, 2010, respectively.

LITIGATION CHARGE

The litigation charge for the three and six months ended June 25, 2011 relates to the additional litigation adjustment for the Barnhard product liability matter, primarily relating to interest that is accruing on the award. See Note 11 of the Notes to the Consolidated Financial Statements included herein. The Barnhard product liability judgment accrues interest at 9%, and, accordingly, it is anticipated that the litigation charge will continue to increase as long as the matter remains unresolved.

NET INTEREST EXPENSE

Net interest expense decreased by $116,000 in the second quarter of 2011 compared to the corresponding period of 2010. For the six months ended June 26, 2011, net interest expense decreased by $162,000. The decrease is due to lower interest rates on our equipment facility as well as lower debt balances.

INCOME TAXES

A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by the unfavorable Barnhard product liability jury verdict (see Note 11 of the Notes to the Consolidated Financial Statements included herein), we determined that a valuation allowance against the entire amount of our deferred tax assets as of December 31, 2010 was necessary. Our deferred tax assets are fully reserved as of June 25, 2011, therefore income tax expense recorded is the amount of state and federal alternative minimum tax that is currently payable. We recorded an income tax expense of $54,000 and an income tax benefit of ($171,000), for the three and six months ended June 25, 2011 and an income tax benefit of ($50,000) and ($411,000) for the three and six months ended June 26, 2010, respectively. The effective tax benefit rate was (49.3%) and (27.0%) for the six months ended June 25, 2011 and June 26, 2010, respectively. During the first quarter of 2011, we received a refund of federal alternative minimum taxes paid in prior years of $257,000, which was recorded as a benefit in that period since it was fully reserved as of December 31, 2010. This was offset by estimated state and federal alternative minimum taxes payable of $86,000 during the six months ended June 25, 2011. These taxes are based on estimated taxable income, therefore charges related to the Barnhard matter are not currently deductible since they have not been paid. As a result, we recorded income tax expense for the three months ended June 25, 2011 even though we incurred a loss for that period. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards and credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 25, 2011, we had negative working capital of $26,617,000 compared to a negative working capital of $26,611,000 at December 31, 2010.

For the six months ended June 25, 2011, we generated $2,497,000 of cash flow from operating activities compared to using $884,000 of cash from operations for the six months ended June 26, 2010. The increase in cash provided by operating activities is primarily due to increased sales and operating income (exclusive of litigation charge).

Cash used in investing activities of $1,163,000 during the six months ended June 25, 2011 consisted of purchases of manufacturing tooling and equipment of $679,000, primarily for the manufacture of new products, and purchases of computer hardware and infrastructure of $484,000. Cash used in investing activities of $1,052,000 during the six months ended June 26, 2010 consisted of purchases of manufacturing tooling and equipment of $632,000, primarily for the manufacture of new products, and purchases of computer hardware and infrastructure of $420,000. While capital expenditures for the balance of 2011 are expected to be approximately $2,400,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations and other cash needs. Cash used in financing activities was $760,000 for the six months ended June 25, 2011, consisting of principal payments on the Citizens equipment facility and real estate loan. Cash used in financing activities was $1,124,000 for the six months ended June 26, 2010, consisting of $5,863,000 in repayment of the Wells Fargo Bank, NA (“Wells Fargo”) term loans and $260,000 of repayment of the Citizens real estate loan, offset by $4,999,000 advanced under the Citizens equipment lease facility.

We have credit facilities with RBS Citizens, National Association and RBS Asset Finance, Inc. (collectively, “Citizens”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. In addition to working capital loans, the revolving line of credit can also be utilized for letters of credit, and in June 2011, an $8,000,000 letter of credit was issued under the Citizens Credit Agreement to support the stay in the Barnhard product liability suit (see Note 11 of the Notes to the Consolidated Financial Statements included herein). Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. Our Citizens equipment facility has provided $4,999,000 of equipment lease financing, the proceeds of which were used in June 2010 to retire equipment term loans and related obligations to Wells Fargo. The Citizens real estate loan and revolving line of credit are secured by substantially all of our assets. The Citizens equipment facility is secured by our equipment, is cross-collateralized by our accounts receivable and inventory and matures on July 1, 2015. The Citizens real estate loan matures on July 2, 2014 and the Citizens revolving line of credit matures on July 6, 2012.

At June 25, 2011, there were no outstanding revolving credit loans, a $10,963,000 real estate loan and $4,086,000 outstanding under the Citizens equipment facility. Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding letters of credit. At June 25, 2011, the net remaining availability under the revolving line of credit was $2,000,000.

Our credit facilities include financial covenants. These financial covenants were amended in March 2011. At June 25, 2011, we were in compliance with each credit facility’s financial covenants, as amended. While there can be no assurance, we believe that we will remain in compliance with our financing agreements through 2011.

We rely upon cash flows from our operations and borrowings under our credit facilities to fund our working capital and capital expenditure requirements. We believe that our cash flows and the availability under our credit facilities are sufficient to fund our general working capital and capital expenditure needs through 2011. However, a decline in sales or margins or a failure to remain in compliance with the terms of our credit facilities could result in having insufficient funds for our working capital and capital expenditure needs. In addition, as discussed above under the caption “Overview and Outlook”, the Barnhard judgment creates uncertainties as to whether our sources of liquidity will be sufficient to meet our obligations.

As of December 31, 2010, we had approximately $21,333,000 in U.S. Federal and non-U.S net operating loss carry forwards, substantially all of which will be available to offset future taxable income. Those losses do not include the charges relating to the unfavorable verdict in the Barnhard matter, as these charges will not deductible for income tax purposes until paid.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$15,049,000	$1,520,000	$3,040,000	$10,489,000	$—
Interest due including impact of interest rate swap (a)	3,042,000	1,062,000	1,891,000	89,000	—
Capital lease obligations (b)	22,000	11,000	11,000	—	—
Operating lease commitments	1,623,000	592,000	796,000	235,000	—
Purchase obligations	25,401,000	19,187,000	5,964,000	250,000	—

	$45,137,000	$22,372,000	$11,702,000	$11,063,000	$—

(a)	This includes a fixed rate of 8.75% per the interest rate swap agreement.
(b)	Includes future interest obligation.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At June 25, 2011, the maximum contingent liability under all recourse provisions was approximately $3,953,000. A reserve for estimated losses under recourse provisions of $330,000 has been recorded based upon historical experience, and is included in accrued liabilities at June 25, 2011.

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

As of June 25, 2011, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2010.

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

Barnhard v. Cybex International, Inc., et al. See Part I Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2010 and Part II Item 1 of the Company’s Report on Form 10-Q for the quarter ended March 26, 2011 for a description of these proceedings. In May 2011, the Appellate Division, Fourth Judicial Department granted the Company’s motion for a stay of enforcement of the Barnhard judgment during the pendency of the Company’s appeals, subject to the posting of collateral aggregating $10,000,000, which the Company timely provided by posting a $2,000,000 undertaking from its insurance carrier and an $8,000,000 letter of credit.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 10.1	–	Loan Modification Agreement, dated June 24, 2011, between Cybex International, Inc. and RBS Citizens, National Association

Exhibit 31.1	–	Certification of Chairman and Chief Executive Officer.

Exhibit 31.2	–	Certification of President, Chief Operating Officer and Chief Financial Officer.

Exhibit 32.1	–	Statement of Chairman and Chief Executive Officer.

Exhibit 32.2	–	Statement of President, Chief Operating Officer and Chief Financial Officer.

Exhibit 101.INS	–	XBRL Instance Document.

Exhibit 101.SCH	–	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	–	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	–	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	–	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/S/ JOHN AGLIALORO
August 3, 2011		John Aglialoro Chairman and Chief Executive Officer

	By:	/S/ ARTHUR W. HICKS, JR.
August 3, 2011		Arthur W. Hicks, Jr. President, Chief Operating Officer and Chief Financial Officer