Form 10-Q
period 2011-09-24
CYBEX INTERNATIONAL INC
filed 2011-10-31
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 24, 2011.

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

On October 31, 2011, the Registrant had outstanding 17,120,383 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Net sales	$33,478	$29,235	$97,054	$83,023
Cost of sales	21,728	18,742	63,053	53,559

Gross profit	11,750	10,493	34,001	29,464

Selling, general and administrative expenses	10,404	10,505	30,818	30,294
Litigation charge	1,362	0	3,005	0

Operating income (loss)	(16)	(12)	178	(830)

Interest expense, net	240	281	781	983

Loss before income taxes	(256)	(293)	(603)	(1,813)
Income tax expense (benefit)	22	(278)	(149)	(689)

Net loss	$(278)	$(15)	$(454)	$(1,124)

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.07)

Comprehensive loss:
Net loss	$(278)	$(15)	$(454)	$(1,124)

Other Comprehensive income (loss):
Foreign currency translation adjustment	50	(28)	34	(58)
Change in fair value of interest rate hedge (net of tax) (1)	7	(87)	49	(174)

Comprehensive loss	$(221)	$(130)	$(371)	$(1,356)

(1)	Net of income tax expense (benefit) of $0 and ($54,000) for the three months ended September 24, 2011 and September 25, 2010, respectively, and $0 and ($109,000) for the nine months ended September 24, 2011 and September 25, 2010, respectively.

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 24, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$9,904	$7,030
Accounts receivable, net of allowance of $1,160 and $1,046	17,954	18,806
Inventories	13,523	11,060
Prepaid expenses and other	1,434	1,574
Barnhard litigation related receivable	16,255	15,904

Total current assets	59,070	54,374
Property, plant and equipment, net	28,214	29,693
Other assets	508	1,347

	$87,792	$85,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current portion of long-term debt	$1,520	$1,520
Accounts payable	5,375	3,913
Accrued liabilities	13,107	12,856
Barnhard litigation reserve	65,782	62,696

Total current liabilities	85,784	80,985
Long-term debt	13,149	14,289
Other liabilities	4,110	5,150

Total liabilities	103,043	100,424

Commitments (Notes 4 and 12)
Stockholders’ Deficit:
Common stock, $.10 par value, 30,000 shares authorized, 17,860 shares issued	1,786	1,786
Additional paid-in capital	69,010	68,880
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(80,938)	(80,484)
Accumulated other comprehensive loss	(2,154)	(2,237)

Total stockholders’ deficit	(15,251)	(15,010)

	$87,792	$85,414

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 24, 2011	September 25, 2010
OPERATING ACTIVITIES:
Net loss	$(454)	$(1,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,491	3,459
Amortization of deferred financing costs	47	28
Deferred income taxes	0	(812)
Stock-based compensation	130	170
Provision for doubtful accounts	174	(71)
Amortization of interest rate swap	(23)	(23)
Litigation charge	3,005	0
Changes in operating assets and liabilities:
Accounts receivable	(579)	148
Inventories	(2,238)	(974)
Prepaid expenses and other	249	(291)
Accounts payable, accrued liabilities and other liabilities	2,166	(394)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,968	116

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,954)	(1,681)

NET CASH USED IN INVESTING ACTIVITIES	(1,954)	(1,681)

FINANCING ACTIVITIES:
Repayments of term loans	(1,140)	(6,416)
Borrowings under term loans	0	4,999

NET CASH USED IN FINANCING ACTIVITIES	(1,140)	(1,417)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,874	(2,982)

CASH AND CASH EQUIVALENTS, beginning of period	7,030	6,879

CASH AND CASH EQUIVALENTS, end of period	$9,904	$3,897

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$816	$1,042
Cash paid (received) for income taxes, net	(105)	45
Settlement of interest rate swap	0	71

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 24, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance to increase the prominence of other comprehensive income in the financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are applied retrospectively and are effective for interim and annual periods within those years beginning after December 15, 2011. This pronouncement will have no effect on the Company’s results of operations, financial condition or liquidity.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 13.0% and 13.3% of consolidated net sales for the three and nine months ended September 24, 2011 and 12.8% and 13.3% of consolidated net sales for the three and nine months ended September 25, 2010, respectively. Accounts receivable from this customer were $1,488,000 and $1,779,000 at September 24, 2011 and December 31, 2010, respectively. Sales to another customer represented 8.3% and 9.4% of consolidated net sales for the three and nine months ended September 24, 2011 and 10.7% and 10.3% of consolidated net sales for the three and nine months ended September 25, 2010, respectively. Accounts receivable from this customer were $1,012,000 and $1,265,000 at September 24, 2011 and December 31, 2010, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

Sales outside of North America represented 32% of consolidated net sales for the three and nine months ended September 24, 2011 and 31% of consolidated net sales for the three and nine months ended September 25, 2010, respectively. No single country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for certain of its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At September 24, 2011, the maximum contingent liability under all recourse and guarantee provisions was approximately $3,831,000. A reserve for estimated losses under recourse provisions of $230,000 and $818,000 has been recorded based on historical experience, and is included in accrued liabilities at September 24, 2011 and December 31, 2010, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $31,000 and $47,000 at September 24, 2011 and December 31, 2010, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees is determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

The following table sets forth the change in the liability for product warranties during the nine months ended September 24, 2011:

Balance as of January 1, 2011	$3,392,000
Payments made under product warranties	(2,769,000)
Accrual for product warranties issued	3,178,000

Balance as of September 24, 2011	$3,801,000

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

For the three months ended September 24, 2011, the Company recorded stock-based compensation expense of $42,000 consisting of expenses related to stock options ($39,000) and stock issued to directors ($3,000). For the nine months ended September 24, 2011, the Company recorded stock-based compensation expense of $130,000, consisting of expenses related to stock options ($122,000) and stock issued to directors ($8,000). For the three months ended September 25, 2010, the Company recorded stock-based compensation expense of $57,000, consisting of expenses related to stock options ($54,000) and stock issued to directors ($3,000). For the nine months ended September 25, 2010, the Company recorded stock-based compensation expense of $170,000, consisting of expenses related to stock options ($159,000) and stock issued to directors ($11,000).

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

A summary of the status of the Company’s stock option plans as of September 24, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value

Outstanding at January 1, 2011	791,125	$2.17
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(111,250)	1.38

Outstanding at September 24, 2011	679,875	$2.30	5.00	$—

Options exercisable at September 24, 2011	484,250	$2.49	3.84	$—

Options vested and expected to vest at September 24, 2011	669,249	$2.31	4.95	$—

No options were exercised for the three and nine months ended September 24, 2011 and September 25, 2010, respectively.

As of September 24, 2011, there was $138,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.69 years.

At September 24, 2011, there are 601,250 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

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

NOTE 6 — INVENTORIES

Inventories consist of the following:

	September 24, 2011	December 31, 2010

Raw materials	$7,152,000	$5,354,000
Work in process	3,507,000	3,529,000
Finished goods	2,864,000	2,177,000

	$13,523,000	$11,060,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 24, 2011	December 31, 2010

Citizens real estate loan	$10,833,000	$11,223,000
Citizens equipment facility	3,836,000	4,586,000

	14,669,000	15,809,000
Less – current portion	(1,520,000)	(1,520,000)

	$13,149,000	$14,289,000

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The principal of the mortgage loan is being retired by eighty-three equal monthly payments of $43,000 along with a balloon payment of $9,403,000 at July 2, 2014. This loan and the revolving line of credit described below are secured by substantially all of the Company’s assets.

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

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. In addition to working capital loans, the revolving line of credit can also be utilized for letters of credit, and in June 2011, an $8,000,000 letter of credit was issued under the Citizens Credit Agreement to support the stay in the Barnhard product liability suit (see Note 12). Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding letters of credit. At September 24, 2011, the net remaining availability under the revolving line of credit was $2,000,000. The Citizens revolving line of credit is available to July 6, 2012.

In June 2010, the Company entered into a Master Lease Agreement (the “Citizens Equipment Facility”) with an affiliate of Citizens, RBS Asset Finance, Inc. (referred to herein as “Citizens”), pursuant to which $4,999,000 of equipment lease financing was advanced. Proceeds of the advance were used to retire in full the Wells Fargo equipment term loans and related obligations. The Citizens Equipment Facility is being retired by 60 equal monthly payments of fixed rent plus interest. While the documentation for this transaction is structured as a lease, the advances under the facility are treated for all purposes as a loan secured by designated equipment owned by the Company. Amounts outstanding under the Citizens Equipment Facility are cross-collateralized by the Company’s accounts receivable and inventory.

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens real estate loan prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and after such date bears interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Wells Fargo initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these loans bore interest at LIBOR plus 2.25%. The third Wells Fargo term loan prior to June 30, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, each Wells Fargo term loan bore interest at LIBOR plus 3.5%. The Citizens Equipment Facility bears interest at a floating rate equal to LIBOR plus 3%. LIBOR was .23% at September 24, 2011.

There were no revolving loans outstanding during the nine months ended September 24, 2011 and September 25, 2010. Interest expense on the revolving line of credit, including an unused availability fee on the revolving loans, was $1,000 and $6,000 for the three months ended September 24, 2011 and September 25, 2010, respectively, and $12,000 and $19,000 for the nine months ended September 24, 2011 and September 25, 2010, respectively. Interest expense on the Wells Fargo term loans, which were retired at the end of the second quarter 2010, was $219,000 for the nine months ended September 25, 2010. Interest expense on the Citizens real estate loan, including interest rate swap payments, was $226,000 and $248,000 for the three months ended September 24, 2011 and September 25, 2010, respectively, and $684,000 and $736,000 for the nine months ended September 24, 2011 and September 25, 2010, respectively. Interest expense on the Citizens Equipment Facility, which was advanced at the end of the second quarter 2010, was $32,000 and $48,000 for the three months ended September 24, 2011 and September 25, 2010, respectively, and $102,000 and $48,000 for the nine months ended September 24, 2011 and September 25, 2010, respectively.

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

The Company’s credit agreements contain cross default provisions to each other.

At September 24, 2011 long-term debt maturities are as follows:

Remainder of 2011	$380,000
2012	1,520,000
2013	1,520,000
2014	10,663,000
2015	586,000

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

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	September 24, 2011	December 31, 2010	Balance Sheet Location	September 24, 2011	December 31, 2010	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swap agreement	$—	$—	—	$1,455,000	$1,527,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three and nine months ended September 24, 2011 and September 25, 2010, respectively:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax
Derivatives in Cash Flow Hedging Relationship	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Interest rate swap agreements	$7,000	$(87,000)	$49,000	$(174,000)

	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationship	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Interest rate swap agreements	$(150,000)	$(162,000)	$(459,000)	$(601,000)

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of September 24, 2011.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $307,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments (discussed below). The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments, as amended, that are outstanding as of September 24, 2011 and December 31, 2010, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 24, 2011 and December 31, 2010, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Balance at September 24, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,455,000	—	$1,455,000	—

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,527,000	—	$1,527,000	—

The valuation of the interest rate swap agreement is based on quoted prices from the counterparty that values this instrument using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at September 24, 2011 and December 31, 2010, respectively.

NOTE 10 — STOCKHOLDERS’ DEFICIT

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

At September 24, 2011, there are 1,281,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

Comprehensive Loss:

Comprehensive loss is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net loss, the components of comprehensive loss are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of accumulated other comprehensive loss at September 24, 2011 and December 31, 2010:

	September 24, 2011	December 31, 2010
Cumulative translation adjustment	$(1,311,000)	$(1,345,000)
Change in fair value of interest rate hedge (net of tax) (2)	(843,000)	(892,000)

Total	$(2,154,000)	$(2,237,000)

(2)	Net of deferred income tax asset of $523,000 and $542,000 at September 24, 2011 and December 31, 2010, respectively. The deferred income tax assets are fully reserved by a valuation allowance at the end of each period.

NOTE 11 — NET LOSS PER SHARE

The table below sets forth the reconciliation of the basic and diluted net loss per share computations:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Shares used in computing basic net loss per share	17,120,000	17,120,000	17,120,000	17,120,000
Dilutive effect of options	—	—	—	—

Shares used in computing diluted net loss per share	17,120,000	17,120,000	17,120,000	17,120,000

For the three and nine months ended September 24, 2011, options to purchase 679,875 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the computation of diluted net loss per share as the result would be anti-dilutive. For the three and nine months ended September 25, 2010, options to purchase 796,125 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the calculation of diluted net loss per share as the result would be anti-dilutive.

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

In January 2011 the Company filed post-trial motions, seeking, alternatively, judgment in its favor as a matter of law, a new trial and a reduction of the verdict. In February 2011, the trial court denied these motions, and the Company thereafter filed an appeal from this post-trial order with the Appellate Division, Fourth Judicial Department. In April 2011 a judgment was entered for $63,075,000 against Cybex. Under New York law, Cybex is responsible for payment of the judgment but may seek reimbursement from the co-defendant of approximately 21% of its payments on the judgment. The Company has filed an appeal of the judgment with the Appellate Division. In May 2011, the Appellate Division granted the Company’s motion for a stay of enforcement of the Barnhard judgment during the pendency of the Company’s appeals, subject to the posting of collateral aggregating $10,000,000, which the Company timely provided by posting a $2,000,000 undertaking from its insurance carrier and an $8,000,000 letter of credit. Oral arguments on the appeal were held on October 26, 2011. At the date of this Report on Form 10-Q, no decision on the appeal has been issued by the Appellate Division. The Company intends to vigorously pursue all available options to seek a reversal or reduction of the judgment.

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

The Company records a reserve for the self insured retention portion of product liability matters for which it is probable that a loss has been incurred and the range of the loss can be determined. In addition, as of September 24, 2011 and December 31, 2010, the Company recorded a $65,782,000 and $62,696,000 litigation reserve, respectively, as a current liability pertaining to the Barnhard jury verdict, which includes interest on the judgment that accrues at an annual rate of 9%, and a corresponding litigation related receivable for $16,255,000 and $15,904,000, respectively, representing the amount recoverable from the co-defendant in the matter and the estimated amount recoverable under the Company’s insurance policies. The Company records a reserve and a corresponding insurance receivable if the amount of the product liability exposure is recoverable from the Company’s insurance carrier for other product liability claims. The Company also accrued $296,000 and $947,000, as of September 24, 2011 and December 31, 2010, respectively, for these product liability claims and a corresponding receivable for such liability claims estimated to be recoverable under the Company’s insurance policies. Excluding the Barnhard matter, the product liability claims accrual is included as a component of accrued liabilities ($2,293,000 and $1,869,000 at September 24, 2011 and December 31, 2010, respectively) and other long-term liabilities ($296,000 and $947,000 at September 24, 2011 and December 31, 2010, respectively) and the insurance recoverable is included as a component of other assets ($296,000 and $947,000 at September 24, 2011 and December 31, 2010, respectively). On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable.

NOTE 13 — INCOME TAXES

For the nine months ended September 24, 2011 and September 25, 2010, an income tax benefit of (24.7%) and (38.0%) of loss before taxes was recorded, totaling ($149,000) and ($689,000), respectively. During the first quarter of 2011, a refund of federal alternative minimum taxes paid in the prior year of $257,000 was received, which was recorded as a benefit in that period, since it was fully reserved at December 31, 2010. This was offset by estimated state and federal alternative minimum taxes currently payable of $108,000, based on anticipated taxable income during the nine months ended September 24, 2011. Charges related to the Barnhard matter are not currently deductible since they have not been paid.

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

The Company recorded an increase in the valuation allowance of $30,656,000 in 2010 to fully offset net deferred tax assets of $32,158,000 as of December 31, 2010. A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by the unfavorable Barnhard jury verdict (see Note 12), it was determined that a valuation allowance against the entire amount of deferred tax assets as of December 31, 2010 was necessary. The Company’s net deferred tax assets are fully reserved as of September 24, 2011, and the need for this valuation allowance will be assessed in future periods. As of September 24, 2011, approximately $82,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various expenses.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2006.

The Company has evaluated any uncertain tax positions in its federal income tax return, United Kingdom return and the state tax returns it is currently filing. The Company has also made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis, there has been an increase of $60,000 in the balance of unrecognized liability for the nine months ended September 24, 2011, which is $290,000 as of September 24, 2011.

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

Our sales began to recover in 2010, with 2010 net sales approximately 2% above 2009 net sales. This improvement in sales accelerated throughout the year, with sales in the second and third quarters of 2010 essentially flat compared to net sales for the corresponding 2009 periods and fourth quarter 2010 net sales almost 15% above fourth quarter 2009 results. This trend has continued in 2011, with net sales for the first nine months of 2011 17% above net sales for the corresponding 2010 period. While we believe that this trend may reflect improving economic and industry conditions as well as our marketing and new product initiatives, there is no assurance that the improved sales trend will continue. We also cannot be certain the extent that other factors, such as the product liability verdict discussed below or changes in economic conditions, will affect our financial performance.

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

On December 7, 2010, the jury in the Barnhard product liability suit returned a $66 million verdict, apportioned 75% to Cybex, 20% to a non-affiliated co-defendant, and 5% to the plaintiff. In April 2011 a judgment was entered for $63,075,000 against us on this verdict. Under New York law, we are responsible for payment of the judgment but may obtain reimbursement from the co-defendant of approximately 21% of our payments on the judgment. Our available insurance coverage for this matter as of September 24, 2011 was approximately $2,407,000. Our appeal of the judgment is pending before the appellate court, which has issued a stay of enforcement of the judgment during the pendency of our appeal. See Note 12 of the Notes to the Consolidated Financial Statements included herein for a more detailed description of this matter.

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

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $4,243,000 or 15%, to $33,478,000 for the third quarter of 2011 versus $29,235,000 for the third quarter of 2010. For the nine months ended September 24, 2011, net sales increased $14,031,000 or 17%, to $97,054,000 from $83,023,000 compared to the same period in 2010. For the third quarter of 2011, sales of cardiovascular products increased $1,773,000 or 11% to $17,664,000, sales of strength products increased $2,071,000 or 20% to $12,260,000 and freight, parts and other sales increased $399,000 or 13% to $3,554,000 compared to the same period in 2010. For the nine months ended September 24, 2011, sales of cardiovascular products increased $6,657,000 or 15%, to $52,588,000, sales of strength products increased $5,537,000, or 20%, to $33,913,000 and freight, parts and other sales increased $1,837,000 or 21%, to $10,553,000 compared to the same period in 2010. Both U.S. and international markets were strong, led by sales of our new treadmill models, the 770T and 625T, which have been favorably received by the marketplace.

GROSS MARGIN

Gross margin for the third quarter of 2011 decreased by .8% to 35.1%, from 35.9% for the same period in 2010. The decrease was caused primarily by higher manufacturing costs (2.4%) due to higher steel prices and higher component costs of new treadmills, higher inventory write-offs (.5%), higher warranty costs (.3%) and higher freight (.2%) offset in part by improved overhead absorption (2.6%) from higher production volume.

Gross margin for the nine months ended September 24, 2011 decreased by.5% to 35.0%, from 35.5% for the same period in 2010. The decrease was caused primarily by higher manufacturing costs (2.5%) due to higher steel prices and higher component costs of new treadmills, higher warranty costs (.4%) and higher freight (.2%) offset in part by improved overhead absorption (2.6%) from higher production volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $101,000, or 1%, to $10,404,000 in the third quarter of 2011 compared to $10,505,000 in the third quarter of 2010. For the nine months ended September 24, 2011, selling, general and administrative expenses increased by $524,000, or 2%, to $30,818,000 compared to $30,294,000 for the comparable period in 2010. The increase for the nine month period was predominantly due to higher international expenses primarily related to additional headcount. Selling, general and administrative expenses represented 31% and 32% of sales for the three and nine months ended September 24, 2011, respectively, and 36% and 37% of sales for the three and nine months ended September 25, 2010, respectively.

LITIGATION CHARGE

The litigation charge for the three and nine months ended September 24, 2011 relates to the additional litigation adjustment for the Barnhard product liability matter, primarily relating to interest that is accruing on the award. See Note 12 of the Notes to the Consolidated Financial Statements included herein. The Barnhard product liability judgment accrues interest at 9%, and, accordingly, it is anticipated that the litigation charge will continue to increase as long as the matter remains unresolved.

NET INTEREST EXPENSE

Net interest expense decreased by $41,000 in the third quarter of 2011 compared to the corresponding period of 2010. For the nine months ended September 24, 2011, net interest expense decreased by $202,000. The decrease is due to lower interest rates on our equipment facility as well as lower debt balances.

INCOME TAXES

A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by the unfavorable Barnhard product liability jury verdict (see Note 12 of the Notes to the Consolidated Financial Statements included herein), we determined that a valuation allowance against the entire amount of our deferred tax assets as of December 31, 2010 was necessary. Our deferred tax assets are fully reserved as of September 24, 2011, therefore income tax expense recorded is the amount of state and federal alternative minimum tax that is currently payable. We recorded an income tax expense of $22,000 and an income tax benefit of ($149,000), for the three and nine months ended September 24, 2011 and an income tax benefit of ($278,000) and ($689,000) for the three and nine months ended September 25, 2010, respectively. The effective tax benefit rate was (24.7%) and (38.0%) for the nine months ended September 24, 2011 and September 25, 2010, respectively. During the first quarter of 2011, we received a refund of federal alternative minimum taxes paid in prior years of $257,000, which was recorded as a benefit in that period since it was fully reserved as of December 31, 2010. This was offset by estimated state and federal alternative minimum taxes currently payable of $108,000, based on anticipated taxable income during the nine months ended September 24, 2011. Charges related to the Barnhard matter are not currently deductible since they have not been paid. As a result, we recorded income tax expense for the three months ended September 24, 2011 even though we incurred a loss for that period. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards and credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 24, 2011, we had negative working capital of $26,714,000 compared to a negative working capital of $26,611,000 at December 31, 2010.

For the nine months ended September 24, 2011, we generated $5,968,000 of cash flow from operating activities compared to generating $116,000 of cash from operations for the nine months ended September 25, 2010. The increase in cash provided by operating activities is primarily due to increased sales and operating income (exclusive of litigation charge).

Cash used in investing activities of $1,954,000 during the nine months ended September 24, 2011 consisted of purchases of manufacturing tooling and equipment of $1,389,000, primarily for the manufacture of new products, and purchases of computer hardware and infrastructure of $565,000. Cash used in investing activities of $1,681,000 during the nine months ended September 25, 2010 consisted of purchases of manufacturing tooling and equipment of $1,204,000, primarily for the manufacture of new products, and purchases of computer hardware and infrastructure of $477,000. While capital expenditures for the balance of 2011 are expected to be approximately $1,600,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations and other cash needs.

Cash used in financing activities was $1,140,000 for the nine months ended September 24, 2011, consisting of principal payments on the Citizens equipment facility and real estate loan. Cash used in financing activities was $1,417,000 for the nine months ended September 25, 2010, consisting of $5,863,000 in repayment of the Wells Fargo Bank, NA (“Wells Fargo”) term loans and $553,000 of repayment of the Citizens real estate loan, offset by $4,999,000 advanced under the Citizens equipment lease facility.

We have credit facilities with RBS Citizens, National Association and RBS Asset Finance, Inc. (collectively, “Citizens”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. In addition to working capital loans, the revolving line of credit can also be utilized for letters of credit, and in June 2011, an $8,000,000 letter of credit was issued under the Citizens Credit Agreement to support the stay in the Barnhard product liability suit (see Note 12 of the Notes to the Consolidated Financial Statements included herein). Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. Our Citizens equipment facility has provided $4,999,000 of equipment lease financing, the proceeds of which were used in June 2010 to retire equipment term loans and related obligations to Wells Fargo. The Citizens real estate loan and revolving line of credit are secured by substantially all of our assets. The Citizens equipment facility is secured by our equipment, is cross-collateralized by our accounts receivable and inventory and matures on July 1, 2015. The Citizens real estate loan matures on July 2, 2014 and the Citizens revolving line of credit matures on July 6, 2012.

At September 24, 2011, there were no outstanding revolving credit loans, a $10,833,000 real estate loan and $3,836,000 outstanding under the Citizens equipment facility. Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding letters of credit. At September 24, 2011, the net remaining availability under the revolving line of credit was $2,000,000.

Our credit facilities include financial covenants. These financial covenants were amended in March 2011. At September 24, 2011, we were in compliance with each credit facility’s financial covenants, as amended. While there can be no assurance, we believe that we will remain in compliance with our financing agreements through 2011.

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

As of December 31, 2010, we had approximately $21,333,000 in U.S. Federal and non-U.S net operating loss carry forwards, substantially all of which will be available to offset future taxable income. Those losses do not include the charges relating to the unfavorable verdict in the Barnhard matter, as these charges are not deductible for income tax purposes until paid.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$14,669,000	$1,520,000	$12,313,000	$836,000	$—
Interest due including impact of interest rate swap (a)	2,767,000	1,042,000	1,714,000	11,000	—
Capital lease obligations (b)	20,000	11,000	9,000	—	—
Operating lease commitments	1,475,000	583,000	701,000	191,000	—
Purchase obligations	27,593,000	21,937,000	5,531,000	125,000	—

	$46,524,000	$25,093,000	$20,268,000	$1,163,000	$—

(a)	This includes a fixed rate of 8.75% per the interest rate swap agreement.
(b)	Includes future interest obligation.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At September 24, 2011, the maximum contingent liability under all recourse provisions was approximately $3,831,000. A reserve for estimated losses under recourse provisions of $230,000 has been recorded based upon historical experience, and is included in accrued liabilities at September 24, 2011.

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

As of September 24, 2011, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2010.

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

Barnhard v. Cybex International, Inc., et al. See Part I Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2010, Part II Item 1 of the Company’s Report on Form 10-Q for the quarter ended March 26, 2011 and Part II Item 1 of the Company’s Report on Form 10-Q for the quarter ended June 25, 2011 for a description of these proceedings. Oral arguments in the Company’s appeal of the Barnhard judgment were held before the Appellate Division, Fourth Judicial Department, New York Supreme Court on October 26, 2011. At the date of this Report on Form 10-Q, no decision on the appeal has been issued by the Appellate Division.

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

Cybex International, Inc.

	By:	/s/ John Aglialoro
October 31, 2011		John Aglialoro
Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
October 31, 2011		Arthur W. Hicks, Jr.
President, Chief Operating Officer and Chief Financial Officer