Form 10-K
period 2011-12-31
CYBEX INTERNATIONAL INC
filed 2012-03-22
CIK 60876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer [    ]    Accelerated filer [    ]    Non-accelerated filer [    ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [    ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 25, 2011 was $6,207,120.

The number of shares outstanding of the registrant’s class of common stock, as of March 22, 2012

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

The contribution to net sales of the Company’s product lines over the past three years is as follows (dollars in millions):

	2011		2010		2009
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
Cardiovascular products	$76.2	54%	$69.4	56%	$66.7	55%
Strength systems	48.6	35	41.0	33	42.0	35
Parts	6.7	5	5.7	5	5.3	4
Freight and other sales (1)	8.6	6	6.9	6	6.5	6

	$140.1	100%	$123.0	100%	$120.5	100%

(1)	Reflects shipping and handling fees and costs included on customer invoices.

“Cybex”, “Eagle”, “VR3”, “Bravo”, “Arc Trainer”, “Cybex Firehouse Fitness”, “Cybex Golf Fitness”, “Nothing Burns Faster, Nothing”, and “Sweet Spot” are registered trademarks of Cybex, and “Big Iron,” “Cyclone-S”, “CX-445T”, “FT-360”, “FT-450”, “Home Arc”, “Jungle Gym”, “LCX-425T”, “MG525”, “Safety Sentry”, and “VR1” are trademarks of Cybex.

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

Cross Trainers. Cybex Arc Trainer is a product designed to provide the user with more and varied training potential. It provides motions that vary from gliding to climbing. Its brake design provides resistance up to 900 Watts in the commercial version to meet the demands ranging from the casual user to the athlete. In late 2011, the Company introduced the 625A and 625AT Arc Trainers, and in February 2012 introduced 770A and 770AT Arc Trainers. The older 750 series of Arc Trainers will be phased out in early 2012. The 625 and 770 series Arc Trainers utilize consoles based on the 625T and 770T treadmills to encourage cross utilization. The 625AT and

770AT include an upper body motion to provide for total body training. The Company also produces the 425A Arc Trainer for the light commercial and high-end consumer markets and the 360A Arc Trainer for the consumer market. The Arc Trainers’ list prices range from $2,995 to $10,395.

Treadmills. The Company has four treadmill models, the 750T, 770T, 625T, and LCX-425T. Each treadmill model is motorized and incorporates computerized electronics controlling speed, incline, display functions and preset exercise programs. The electronics also provide displays to indicate speed, elevation, distance, time, pace and a variety of other data. All of the treadmills include a complete diagnostic suite that can be accessed through the display, which is useful in the maintenance of the product. The 625T, 770T, and 750T also include an innovative safety feature known as Safety Sentry, which causes the treadmill to stop once it detects inactivity with the user. All treadmills are equipped with contact heart rate monitoring and a deck suspension system, and include wireless heart rate monitoring capabilities. The 770T offers an embedded personal entertainment monitor. The LCX-425T is a high-end consumer and light commercial product, while the other models are for the commercial market. The Company’s treadmills have list prices ranging from $4,795 to $9,795.

Bikes. The Company has two bikes, the 750C Upright Cycle and 750R Recumbent Cycle. These bikes feature improved ergonomics including a walk-through design on the recumbent model, as well as improved ease of use and an exceptionally broad resistance range with multiple resistance modes. These products are designed to allow any users to receive the maximum benefit in minimum time. The Company plans on introducing 625 and 770 series cycles to complement the 625 and 770 series treadmills and Arc trainers. The list price of the upright bike is $3,495 and the recumbent bike is $3,695.

Steppers. The Company has one model of stepper targeting the commercial marketplace. The Cyclone-S Stepper features an advanced ergonomic handrail design, contact and Polar heart rate monitoring and a patented drive system. The list price of the Cyclone-S is $3,395.

Strength Training Products. Strength training equipment provides a physical workout by exercising the musculo-skeletal system. The Company’s strength training equipment uses weights for resistance. This product line includes selectorized single station equipment, jungle gyms, the MG525 multi-gym, functional trainers, plate-loaded equipment and free-weight equipment.

Selectorized Equipment. Selectorized single station equipment incorporates stacked weights, permitting the user to select different weight levels for a given exercise by inserting a pin at the appropriate weight level. Each selectorized product is designed for a specific muscle group with each product line utilizing a different technology targeted to facility and user type.

The Company’s selectorized equipment is sold under the trademarks “VR1”, “VR3” and “Eagle.” The VR1 line represents a value-engineered line suitable for smaller general-purpose facilities and as an entry line in larger facilities. This 20 piece line was introduced in 2007 as a replacement for the VR line. Eight new dual function machines intended for use in smaller facilities were added in 2008 and 2009. The VR3 line is a 23-piece line designed for exceptional ease of use in fitness facilities. Eagle represents the Company’s premier line and features a complete scope of use; it features ease-of-use as well as patented and patent pending technologies to meet the needs of performance oriented individuals and facilities. The Company currently sells 66 selectorized equipment products under the above lines with list prices between $2,805 and $7,495.

Jungle Gym. The Jungle Gym provides facilities with a multi-station, configurable design for essential movements. The pricing of the Jungle Gym depends on configuration. The list price of a typical Jungle Gym is $12,135.

Multi-gym. The MG525 multi-gym uses considerably less space than multiple selectorized single station equipment. It contains three weight stacks to meet the needs of the vertical commercial market, especially hotels, corporate fitness centers and other small-scale locations. This product has a list price of $6,195.

Functional Trainers. The Bravo (originally the FT-450) extends the capabilities of functional training through the ability to vary the width of the cables and to add stabilization in a progressive manner. The Company has added four additional configurations targeted to rehabilitation and sports performance markets. The FT-325 Functional trainer was introduced in mid-2011 as an entry-level commercial product. The Company also introduced three additional pieces to make up the Bravo Functional Training System. These three pieces target pressing, pulling and lifting exercises separately. These products have a list price ranging from $4,295 to $7,595.

Plate Loaded Equipment. The Company manufactures and distributes a wide range of strength equipment which mimics many of the movements found on its selectorized machines but are manually loaded with weights. These are simple products which allow varying levels of weight to be manually loaded. The Company currently offers 18 plate-loaded products, ranging in price from $1,425 to $4,185.

Free-Weight Equipment. The Company also sells free-weight benches and racks and complements them with OEM supplied dumbbells, barbells and plates. The Company’s Big Iron line of free-weight products is targeted for collegiate and professional athletic performance training. The Company offers 37 items of free-weight equipment with list prices ranging from $455 to $6,095.

Customers and Distribution

The Company markets its products to commercial customers and to individuals interested in purchasing premium quality equipment for use in the home. A commercial customer is defined as any purchaser who does not intend the product for home use. Management estimates that consumer sales represent less than 10% of 2011 net sales. Typical commercial customers are health clubs, hotels, resorts, spas, educational institutions, sports teams, sports medicine clinics, military installations, golf clubs, corporate fitness and community centers. Sales to Cutler-Owens International Ltd., an independent authorized dealer, represented 12.8%, 13.0% and 13.6% of the Company’s net sales for 2011, 2010 and 2009, respectively. Sales to Planet Fitness Equipment, LLC represented 11.1%, 12.4%, and 10.6% of the Company’s net sales for 2011, 2010, and 2009, respectively. No other customer accounted for more than 10% of the Company’s net sales for 2011, 2010 or 2009.

The Company distributes its products through independent authorized dealers, its own sales force, international distributors and its e-commerce web site (www.cybexinternational.com). The Company services its products through independent authorized dealers, international distributors, a network of independent service providers and its own service personnel.

Independent authorized dealers operate independent stores specializing in fitness-related products and promote home and commercial sales of the Company’s products. The operations of the independent dealers are primarily local or regional in nature. In North America, the Company publishes dealer performance standards which are designed to assure that the Company brand is properly positioned in the marketplace. In order to qualify as an authorized dealer, the dealer must, among other things, market and sell Cybex products in a defined territory, achieve sales objectives, have qualified sales personnel, and receive on-going product and sales training. As of March 19, 2012, the Company has approximately 57 active dealers with 131 locations in North America. The Company’s domestic sales force services this dealer network and sells direct in regions not covered by a dealer and in specialty markets, such as the military/government, fire departments, golf clubs and universities. The domestic sales team is comprised of 42 positions led by a Senior Vice President.

The national account team focuses on major market segments, such as health clubs and gyms, hotels, resorts, the U.S. government and organizations, such as YMCAs, as well as third party consultants which purchase on behalf of such national accounts. The Company has approximately 25 national accounts.

Sales outside of North America accounted for approximately 32%, 31% and 29% of the Company’s net sales for 2011, 2010 and 2009, respectively. The international sales force consists of 13 positions led by a Senior Vice President. The Company, through its wholly-owned subsidiary, Cybex UK, directly markets and sells Cybex products in the United Kingdom. Cybex UK has 14 employees. The Company predominantly utilizes independent distributors for the balance of its international sales. There are approximately 74 independent international distributors in 83 countries currently representing Cybex. The Company enters into international distributor agreements with these distributors which define territories, performance standards and volume requirements.

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

Warranties

All products are warranted for one to three years of labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and type of equipment. The Company also provides extended warranties on its cardiovascular products. Warranty expense for the years ended December 31, 2011, 2010 and 2009 was $4,554,000, $3,547,000 and $4,940,000, respectively.

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

Product Development

Research and development expense for the years ended December 31, 2011, 2010 and 2009 was $5,726,000, $5,569,000 and $4,545,000, respectively. At December 31, 2011, the Company had the equivalent of 37 employees engaged in ongoing research and development programs. The Company’s development efforts focus on improving existing products and developing new products, with the goal of producing user-friendly, ergonomically and biomechanically correct, durable exercise equipment with competitive features. Product development is a cross functional effort of sales, marketing, product management, engineering and manufacturing, led by the Company’s Senior Vice President of Research and Development.

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

The Company’s multi-gym, and Home Arc products are manufactured for the Company in Taiwan.

The Company single sources its multi-gym and Home Arc products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components, electronics and video monitors, where it believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company’s operations.

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

Insurance

The Company’s product liability insurance, which is on a claims made basis, provides an aggregate of $25,000,000 of annual coverage for claims made on or after December 1, 2011, $10,000,000 of annual coverage for claims made on or after December 1, 2008 and before December 1, 2011, and $5,000,000 of annual coverage for claims made prior to December 1, 2008. These policies include a deductible of a $250,000 per claim ($100,000 for claims between December 1, 2007 and December 1, 2008), with an annual aggregate deductible of $1,000,000 on claims made on or after December 1, 2008 and $750,000 on claims made prior to December 1, 2008. Reserves for self-insured retention, including claims incurred but not yet reported, are included in accrued liabilities on the consolidated balance sheet.

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

Employees

On March 19, 2012, the Company employed 563 persons on a full-time basis. None of the Company’s employees are represented by a union. The Company considers its relations with its employees to be good.

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

We have incurred losses. While we were profitable in 2011, we incurred net losses in 2008 through 2010. In 2008, we recorded a goodwill impairment charge resulting in a net loss for the year. An approximate 19% decline in our 2009 net sales compared to the prior year was a substantial contributor to our 2009 net loss. In 2010, we incurred substantial pre-tax litigation charges related to a product liability jury award and an incremental tax provision, primarily due to the valuation allowance recorded against deferred tax assets as a result of the uncertainty of realization caused by the litigation charge. If we are unable to maintain our profitability and we incur losses in the future, such losses could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

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

General economic conditions affect our results. Demand for our products is affected by economic conditions and consumer confidence. In times of economic uncertainty, our customers, particularly commercial customers such as fitness clubs, may become cautious in making expansion and other investments and may reduce their capital expenditures for items such as the fitness equipment offered by us. In addition, economic conditions could make it more difficult for us to collect amounts as they become due to us. While our net sales in 2010 and 2011 were 2% and 14%, respectively, above prior year results, net sales for 2009 were approximately 19% below 2008 net sales. We believe that this sales decline largely reflected our customers’ caution in making capital investment decisions due to economic conditions, both generally and in the fitness industry. If economic conditions deteriorate, our ability to generate future revenues and earnings and our business prospects, liquidity and financial condition could be materially adversely affected.

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

Increases in raw material costs, or the unavailability of raw materials or components, could adversely affect us. Increases in our cost of raw materials could have a material effect on our profitability. We currently source our multi-gym and Home Arc and certain raw materials and component parts (e.g., drive motors, belts, running decks, molded plastic components, electronics and video monitors) from single suppliers. Economic conditions may make it more likely that our suppliers are unable to deliver supplies which we require on a timely basis or at all. The loss of a significant supplier, or delays or disruptions in the delivery of raw materials or components, could adversely affect our ability to generate future revenues and earnings and have a material adverse effect on our business and financial results.

Failure to comply with our credit facilities could have a material adverse effect upon us. We failed to meet certain financial covenants contained in our credit facilities in 2009. We obtained waivers from each lender and we also renegotiated our financial covenants with our lenders. In March 2011, our financial covenants were further amended and since such date we have been in continuous compliance with our credit facilities. A failure to remain in compliance with our credit facilities could result in a number of consequences, such as our lenders requiring all indebtedness to be paid or our revolving lender refusing to extend further revolving loans, which could have a material adverse effect on our business, prospects or financial condition.

We are subject to product liability claims that may exceed our insurance coverage. As a manufacturer of fitness products, we are inherently subject to the hazards and uncertainties of product liability litigation. We have maintained, and expect to continue to maintain, product liability insurance, and we include reserves for self insured retention in accrued liabilities in our consolidated balance sheets. While we have increased our insurance coverage and believe that our current insurance coverage is adequate, we may be subject to product liability claims which assert damages materially in excess of the limits of our insurance coverage. In December 2010, a significant jury verdict was rendered in a product liability suit. This matter was settled in 2012 for an amount substantially in excess of our available insurance coverage. It is possible that the Company could be subject to other product liability judgments or settlements which materially exceed the available insurance coverage and related reserves.

We have been involved in a number of other litigation matters and expect legal claims in the future. In addition to the product liability claims discussed above, in recent years we have been involved in other litigation matters, including with respect to intellectual property rights and contractual disputes. We expect that we will continue to be involved in litigation in the ordinary course of business. While we maintain reserves for estimated litigation costs and losses, one or more adverse determinations or excessive costs in litigation affecting us could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows.

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

We principally use two facilities to produce our products and a material business disruption at either facility could significantly impact our business. Most of our products are manufactured or assembled in two vertically integrated facilities located in Massachusetts and Minnesota. These facilities house all our manufacturing operations and our executive offices. We take precautions to safeguard our facilities, including obtaining insurance, maintaining safety protocols and using off-site storage of computer data. However, a natural disaster, such as an earthquake, fire or flood, or an act of terrorism or vandalism could cause substantial disruption to our operations, damage or destroy our manufacturing equipment, information systems or inventory and cause us to incur substantial additional expenses. The insurance we maintain against disasters may not cover or otherwise be adequate to meet our losses in any particular case. Any disaster which prevents operations in either of our facilities for any extended period may result in decreased revenues and increased costs and could significantly harm our operating results, financial condition, cash flows and prospects.

The loss of a major customer could adversely affect us. In 2011, sales to one independent authorized dealer represented 12.8% of our net sales and sales to an end user customer represented 11.1% of net sales. These customers represented 8.1% and 11.1%, respectively, of our accounts receivable as of December 31, 2011. The concentration of customers may increase our overall exposure to credit risk. The loss or significant reduction in the business of a major customer, or a major customer experiencing financial difficulty, could significantly harm our operating results, financial condition, cash flows and prospects.

We rely on third party dealers and distributors to sell and service a significant portion of our products. In 2011, substantially more than half of our total net sales were to our independent authorized dealers in North America and to independent distributors internationally. These third party dealers and distributors may terminate their relationships with us, or fail to commit the necessary resources to sell or service our products to the level of our expectations. If current or future third party dealers or distributors do not perform adequately, or if we fail to maintain our existing relationships with them or fail to recruit and retain dealers or distributors in particular markets or geographic areas, our revenues may be adversely affected and our operating results could suffer.

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

We may have a liability related to the arrangement of third party financing. We offer to our customers leasing and other financing of products by third party providers, for which we may receive a fee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2011, our maximum contingent liability under all recourse provisions was approximately $3,638,000. While we maintain a reserve for estimated losses under these recourse provisions, it could have a material adverse effect on our business prospects, liquidity, financial condition and cash flows if actual losses were to materially exceed the related reserve.

Unfavorable international political or economic changes and/or currency fluctuations could negatively impact us. Approximately 32% and 31% of our sales in 2011 and 2010, respectively, were derived from outside

North America. Political or economic changes and/or currency fluctuations in countries in which we do business could negatively impact our business and financial results, including decreases in our revenues and profitability.

Failures or breaches of our IT system could have a material adverse effect on our business. We are dependent on our information technology (IT) infrastructure. Significant problems with our infrastructure, such as telephone or IT system failure, computer viruses or other third-party tampering with IT systems, could halt or delay our ability to manufacture or distribute our products or service our customers, hinder our ability to conduct our business and require significant remediation costs. We maintain, in the ordinary course of business, sensitive customer, employee and vendor information. While we have instituted safeguards for the protection of such information, these security measures may be compromised as a result of third party security breaches, employee error, or other irregularity. A loss of confidential or proprietary data or security breaches of our IT systems could adversely affect our reputation, diminish customer confidence, and subject us to possible financial liability. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Company’s manufacturing facilities are equipped to perform fabrication, machining, welding, assembly and powder coating of its products. These facilities are well maintained and kept in good repair. Management believes that the Company’s facilities are adequate for its operations for the foreseeable future.

Additional information concerning the financing of the Company’s facilities is described in Notes 7 and 14 to the Company’s consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards and uncertainties of product liability litigation. The Company has maintained, and expects to continue to maintain, product liability insurance, and it includes reserves for self insured retention in accrued liabilities in the consolidated balance sheets. While the Company has increased its insurance coverage and believes it to be adequate in light of the risks of product liability claims and awards, the Company may be subject to product liability claims which assert damages materially in excess of the limits of its insurance coverage. In December 2010, a jury verdict in the Barnhard v Cybex International, Inc. product liability suit, discussed below, apportioned a significant amount of liability to the Company, which substantially exceeded the Company’s available insurance coverage. It is possible that the Company could be subject to other product liability judgments or settlements which materially exceed the available insurance coverage and related reserves.

Litigation and Contingencies

Barnhard v. Cybex International, Inc., et al.

This product liability litigation was commenced in 2005 in the Supreme Court, Eighth District, State of New York. The plaintiff, who was rendered a quadriplegic after she pulled a Cybex weight machine over onto herself, asserted that Cybex was at fault for the accident due to the design of the machine and a failure to warn. On December 7, 2010, the jury returned a $66 million verdict, apportioned 75% to Cybex, 20% to third party defendant Amherst Orthopedic Physical Therapy, P.C. and 5% to the plaintiff.

In January 2011, the Company filed post-trial motions, seeking, alternatively, judgment in its favor as a matter of law, a new trial and a reduction of the verdict. In February 2011, the trial court denied these motions, and the Company thereafter filed an appeal from this post-trial order with the Appellate Division, Fourth Judicial Department. In April 2011, a judgment was entered for $63,075,000 against Cybex. Under New York law, Cybex was responsible for payment of the judgment but could seek reimbursement from the co-defendant of approximately 21% of its payments on the judgment. The Company filed an appeal of the judgment with the Appellate Division. In May 2011, the Appellate Division granted the Company’s motion for a stay of enforcement of the Barnhard judgment during the pendency of the Company’s appeals, subject to the posting of collateral aggregating $10,000,000. In November 2011, the Appellate Division rendered a decision in the Company’s appeals, reducing the judgment by approximately 31%, to approximately $44 million, and otherwise affirming the judgment.

In February 2012, the parties entered into a settlement agreement. Pursuant to this settlement, Cybex paid to the plaintiff, net of insurance and contribution by the third party defendant, approximately $18,500,000 and agreed to pay the additional sum of approximately $1,000,000 over a seven year period, the parties provided cross-releases of all claims, and the litigation will be dismissed with prejudice.

The Company is involved in certain other legal actions, contingencies and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal fees related to those matters are charged to expense as incurred.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company as of March 19, 2012 were as follows:

Name	Age	Position
John Aglialoro	68	Chairman and Chief Executive Officer
Arthur W. Hicks, Jr.	53	President, Chief Operating Officer and Chief Financial Officer
Edward Kurzontkowski	48	Senior Vice President of Manufacturing
Raymond Giannelli	58	Senior Vice President of Research and Development
Edward J. Pryts	51	Senior Vice President of Sales—North America
John P. Young	49	Senior Vice President of Sales—International

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

Mr. Kurzontkowski has served as the Company’s Senior Vice President of Manufacturing since 2008. He joined Trotter in 1981 and has served the Company in a variety of capacities, including Senior Vice President of Manufacturing and Engineering from 2003 to 2008.

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

Mr. Pryts has served as the Company’s Senior Vice President of Sales—North America since 2007. Mr. Pryts first joined Trotter in 1993 and has served the Company in a variety of capacities, including Vice President of Sales—North America from 2002 to 2006.

Mr. Young has served as the Company’s Senior Vice President of Sales—International since January 2007. He first joined Cybex in 1999 and has served in several capacities, including Vice President of International Sales from 2001 to 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the NASDAQ Global Market under the symbol CYBI.

The following table shows the high and low market prices as reported by NASDAQ:

	2011		2010
Calendar	High	Low	High	Low
First Quarter	$0.89	$0.65	$1.62	$1.17
Second Quarter	1.32	0.67	1.72	1.17
Third Quarter	0.87	0.55	1.80	1.34
Fourth Quarter	1.38	0.36	1.65	0.57

As of March 19, 2012, there were approximately 427 common stockholders of record. This figure does not include stockholders with shares held under beneficial ownership in nominee name.

Under the Company’s credit agreements, the Company currently does not have the ability to pay dividends. The present policy of the Company is to retain any future earnings to provide funds for the operation and expansion of its business.

The following table summarizes securities authorized for issuance under equity compensation plans at December 31, 2011:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	633,125	$2.34	608,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	633,125	$2.34	608,000

(1)	Consists of 608,000 shares available for issuance under the Company’s 2005 Omnibus Incentive Plan. See Note 10 to the Company’s consolidated financial statements for a description of this plan.

Performance Graph

The following graph compares the five-year cumulative total return (change in stock price plus reinvested dividends) on the Company’s common stock with the total returns of the NASDAQ Market Value Index, a broad market index covering stocks listed on the NASDAQ, and the companies in the Sporting and Athletic Goods Industry (SIC Code 3949), a group encompassing 15 companies (the “SIC Code Index”). The performance graph is deemed furnished and not filed with the Securities and Exchange Commission.

Comparison of 5-Year Cumulative Total Return Among

Cybex International, Inc., NASDAQ Market Index,

and SIC Code Index (1)

	2006	2007	2008	2009	2010	2011
Cybex International, Inc.	$100.00	$76.60	$30.67	$19.50	$11.00	$7.00
NASDAQ Market Index	100.00	110.26	65.65	95.19	112.10	110.81
SIC CODE 3949-Sporting and Athletic Goods	100.00	96.89	43.02	39.67	45.50	36.30

(1)	Assumes $100 invested on December 31, 2006 and dividends are reinvested. Source: Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following information has been extracted from the Company’s consolidated financial statements for the five years ended December 31, 2011. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2011		2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$140,129		$122,961	$120,474	$147,929	$146,503
Cost of sales	90,221		78,114	84,466	99,940	95,683

Gross profit	49,908		44,847	36,008	47,989	50,820
Selling, general and administrative expenses	41,671		42,072	37,680	42,321	42,224
Litigation charge (reduction)	(27,058	)(a)	45,991 (b)	—	—	—
Goodwill impairment charge	—		—	—	11,247 (d)	—

Operating income (loss)	35,295		(43,216)	(1,672)	(5,579)	8,596
Interest expense, net	(1,004)		(1,260)	(1,274)	(1,176)	(963)

Income (loss) before income taxes	34,291		(44,476)	(2,946)	(6,755)	7,633
Income tax expense (benefit)	36		13,761 (c)	(509)	2,333	(2,121	)(e)

Net income (loss)	$34,255		$(58,237)	$(2,437)	$(9,088)	$9,754

Basic earnings (loss) per share	$2.00		$(3.40)	$(0.14)	$(0.52)	$.56

Diluted earnings (loss) per share	$2.00		$(3.40)	$(0.14)	$(0.52)	$.55

(a)	Consists of a $27,058 reduction in the litigation charge to reflect a settlement in the Barnhard product liability litigation.
(b)	Consists of a $45,991 charge relating to the unfavorable jury verdict in the Barnhard product liability litigation.
(c)	Includes an increase in the valuation allowance of $30,656 to fully offset deferred tax assets, primarily due to the uncertainty of realization of the Company’s deferred tax assets resulting from the product liability suit. The net incremental tax provision recorded as a result of the litigation charge was $12,665.
(d)	Consists of a non-cash non-tax deductible goodwill impairment charge of $11,247 triggered by declines in the Company’s stock price in the period.
(e)	Includes a benefit of $5,377 resulting from a reduction in the valuation allowance for deferred income taxes.

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Working capital	$7,862	$(26,611)	$21,107	$20,929	$18,186
Total assets	84,643	85,414	88,635	91,301	98,129
Long-term debt (including current portion)	14,289	15,809	17,606	18,488	18,950
Total stockholders’ equity (deficit)	19,638	(15,010)	43,109	45,451	55,042

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, our ability to comply with the terms of our credit facilities, competitive factors, technological and product developments, market demand, economic conditions, and the resolution of litigation involving us. Further information on these and other factors which could affect our financial results can be found in our filings with the Securities and Exchange Commission, including Part I of this Annual Report on Form 10-K.

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

Our net sales began to decline commencing with the fourth quarter of 2008, with net sales in 2009 and 2010 approximately 19% and 17%, respectively, below 2008 net sales. We believe that this sales decline largely reflected our commercial customers, particularly fitness clubs, being cautious in making capital investments due to economic conditions, both generally and in the fitness industry. Our sales began to recover in 2010, with 2010 net sales approximately 2% above 2009 net sales. This recovery accelerated in 2011, with our net sales for 2011 14% above net sales for 2010. While we believe that this recovery in sales may reflect improving economic and industry conditions as well as our marketing and new product initiatives, there is no assurance that the improved sales trend will continue. We also cannot be certain the extent that other factors, such as changes in economic conditions, will affect our financial performance.

We took various steps to reduce expenses in response to the decline in our sales in 2009. These steps included a first quarter 2009 work force reduction of about 5% and a wage reduction of 3% or 5% for all employees in effect from the second quarter 2009 to December 31, 2009. In addition, at the request of our outside Board members, a 5% reduction in director fees was in effect during the period of the employee wage reduction. We intend to monitor general economic conditions and our sales performance and, if warranted, may implement further cost saving measures.

In December 2010, the jury in the Barnhard product liability suit described elsewhere in this Report apportioned a significant amount of liability to us, substantially exceeding our available insurance coverage for this matter. In February 2012, we entered into a settlement agreement with the plaintiff. Pursuant to this settlement, we paid to the plaintiff, net of insurance and contribution by the third party defendant, approximately $18,500,000 and agreed to pay an additional sum of approximately $1,000,000 over seven years, the parties provided cross-releases of all claims, and the litigation will be dismissed with prejudice. To fund a portion of these payments we incurred additional debt from our primary lender.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict future events and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of net sales:

	Year Ended December 31,
	2011	2010	2009
Net sales	100%	100%	100%
Cost of sales	64	64	70

Gross profit	36	36	30
Selling, general and administrative expenses	30	34	31
Litigation charge (reduction)	(19)	37	—

Operating income (loss)	25	(35)	(1)
Interest expense, net	1	1	1

Income (loss) before income taxes	24	(36)	(2)
Income tax expense (benefit)	—	11	—

Net income (loss)	24%	(47)%	(2)%

NET SALES

Our net sales increased $17,168,000, or 14%, to $140,129,000 in 2011 compared with a $2,487,000, or 2%, increase in 2010 compared to 2009.

The increase in 2011 was attributable to increases in sales of cardiovascular products of $6,848,000, or 10%, to $76,210,000, increased sales of strength products of $7,595,000, or 19%, to $48,615,000 and increased freight, parts and other sales of $2,725,000, or 21%, to $15,304,000. Both U.S. and international markets were strong.

The increase in 2010 was attributable to increases in sales of cardiovascular products of $2,658,000, or 4%, to $69,362,000 and increased freight, parts and other sales of $801,000, or 7%, to $12,579,000, offset by decreases in sales of strength products of $972,000, or 2%, to $41,020,000.

We believe that the overall increases in sales are reflective of improving economic conditions as well as our marketing and new product initiatives.

Sales outside of North America represented 32%, 31% and 29% of consolidated net sales in 2011, 2010 and 2009, respectively.

GROSS MARGIN

Gross margin was 35.6% in 2011, compared with 36.5% in 2010 and 29.9% in 2009. Margins decreased in 2011 due to higher warranty costs (0.3%) and higher costs of introducing our new treadmill models (0.6%).

Margins increased in 2010 due to higher selling prices (2.3%), favorable product mix (1.2%), lower warranty costs (1.2%), lower component costs (.9%), lower obsolescence expense (.9%) and lower manufacturing costs (.1%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, decreased by $401,000, or 1%, in 2011 to $41,671,000 compared to an increase of $4,392,000, or 12%, in 2010. As a percentage of net sales, these expenses were 30%, 34% and 31% in 2011, 2010 and 2009, respectively.

The 2011 decrease in selling, general and administrative expenses was predominantly due to lower advertising and promotional costs partially offset by additional marketing and international personnel.

The 2010 increase in selling, general and administrative expenses was predominantly due to higher sales and marketing costs ($3,551,000) including initiatives directed to new markets, higher sales compensation and advertising costs.

LITIGATION CHARGE (REDUCTION)

The 2010 litigation charge relates to the unfavorable jury verdict in the Barnhard product liability suit, and the 2011 reduction to this charge reflects the settlement of the litigation. See Note 14 to the Company’s consolidated financial statements.

INTEREST EXPENSE, NET

Net interest expense decreased by $256,000, or 20%, in 2011 to $1,004,000 compared to a decrease of $14,000, or 1%, in 2010. During 2011, interest expense decreased due to lower interest rates on our equipment facility, as well as lower debt balances. During 2010, interest expense decreased due to lower interest rates on our equipment facility offset by higher interest earned in 2009 from a financing program.

INCOME TAXES

A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by an unfavorable product liability jury verdict (see Note 14 to the Company’s consolidated financial statements), we determined that a valuation allowance against the entire amount of our deferred tax assets as of December 31, 2010 was necessary. Since the required settlement payment for the Barnhard litigation in 2012 will increase our net operating loss carryforwards by approximately $18,500,000, and since we incurred cumulative losses during the three year period ended December 31, 2011, we determined that a valuation allowance against the entire amount of our deferred tax assets continues to be appropriate as of December 31, 2011. Since our deferred tax assets are fully reserved as of December 31, 2011, income tax expense recorded is the amount of state and federal alternative minimum tax that is currently payable, which was partially offset by a refund of federal alternative minimum taxes paid in prior years of $257,000, recorded as a benefit in 2011 since it was fully reserved as of December 31, 2010. We recorded an income tax expense (benefit) of $36,000, $13,761,000 and ($509,000) for the years ended December 31, 2011, 2010, and 2009, respectively. The effective tax rate was 43.5% and 72.3% in 2011 and 2010, respectively, excluding the litigation charge and adjustments to the charge and related tax expense, and a benefit of (17.3%) in 2009. Charges related to the Barnhard matter were not deductible in 2010 and 2011 since no payments were made until the 2012 settlement. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards and credits.

As of December 31, 2011, U.S. federal operating loss carryforwards of approximately $9,535,000 (exclusive of the settlement payment for the Barnhard litigation of approximately $18,500,000 that was made in 2012) were available to us to offset future taxable income and, as of such date, we also had foreign net operating loss carryforwards of $6,626,000, federal alternative minimum tax credit carryforwards of $539,000 and federal research and development tax credit carryforwards of $490,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had working capital of $7,862,000 compared to a negative working capital of $26,611,000 at December 31, 2010. The net increase in working capital is primarily due to the reduction of the net Barnhard litigation accrual as a result of the settlement of the suit and the operating profit generated during the period.

For the year ended December 31, 2011, we generated $9,521,000 of cash from operating activities compared to $4,188,000 for the year ended December 31, 2010. The increase in cash provided by operating activities in 2011 compared to 2010 is primarily due to increased operating income (exclusive of litigation charge/settlement adjustment and related tax expense).

Cash used in investing activities of $3,073,000 in 2011 consisted of purchases of manufacturing tooling and equipment of $2,385,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $688,000. Cash used in investing activities of $2,240,000 during 2010 consisted of purchases of manufacturing tooling and equipment of $1,443,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $797,000. While 2012 capital expenditures are expected to be approximately $3,700,000, the timing and amount of these expenditures will depend on economic conditions, the results of our operations and our other cash needs.

For the year ended December 31, 2011, cash used in financing activities of $1,520,000 consisted of principal payments on the Citizens equipment facility and real estate loan. For the year ended December 31, 2010, cash used in financing activities of $1,797,000 consisted of $5,863,000 in repayment of the Wells Fargo Bank, NA (“Wells Fargo”) term loans and $933,000 of principal payments on the Citizens real estate loan, offset by $4,999,000 advanced under the Citizens equipment facility.

We have credit facilities with RBS Citizens, National Association and RBS Asset Finance, Inc. (collectively, “Citizens”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. In addition to working capital loans, the revolving line of credit can also be utilized for letters of credit, and in June 2011, an $8,000,000 letter of credit was issued under the Citizens Credit Agreement to support the stay in the Barnhard litigation described elsewhere in this Report. This letter of credit was terminated in connection with the 2012 settlement of the litigation. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. In March 2012, the Citizens Credit Agreement and Loan Agreement were amended to, among other things, increase the ceiling to our revolving line of credit to $18,000,000 and provide a $8,122,000 real estate loan on our Medway facility. This additional borrowing capacity was used to finance a portion of the settlement payments in the Barnhard product liability suit (see Note 14 to the Company’s consolidated financial statements). Our Citizens equipment facility has provided $4,999,000 of equipment lease financing, the proceeds of which were used in June 2010 to retire equipment term loans and related obligations to Wells Fargo. The Citizens real estate loans and revolving line of credit are secured by substantially all of our assets. The Citizens equipment facility is secured by our equipment, is cross-collateralized by our accounts receivable and inventory and matures on July 1, 2015. The Citizens Owatonna real estate loan matures on July 2, 2014, the Medway real estate loan matures on March 15, 2017 and the Citizens revolving line of credit matures on July 2, 2013.

At December 31, 2011, there were no outstanding revolving credit loans, a $10,703,000 real estate loan and $3,586,000 outstanding under the Citizens equipment facility. Availability under the revolving loan fluctuates daily based on the borrowing base and is reduced by outstanding letters of credit. At March 15, 2012, the availability under the revolving line of credit was $13,971,000.

Our credit facilities include financial covenants. These financial covenants were amended in March 2011. At December 31, 2011, we were in compliance with each credit facility’s financial covenants, as amended. While there can be no assurance, we believe that we will remain in compliance with our financing agreements during at least the next 12 months.

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

As of December 31, 2011, we had approximately $16,161,000 in U.S. Federal and non-U.S. net operating loss carry forwards, substantially all of which will be available to offset future taxable income. These losses do not include the charges relating to the settlement of the Barnhard matter, as these charges are not deductible for income tax purposes until paid.

RECONCILIATION OF GAAP TO NON-GAAP RESULTS

The following table sets forth certain financial information for the years ended December 31, 2011, 2010 and 2009 excluding the litigation (reduction) charge and the related tax impact, respectively. This presentation is not in accordance with generally accepted accounting principles (“GAAP”), and the table includes a reconciliation of GAAP and non-GAAP results. We believe that the non-GAAP statement of operations data is a beneficial supplemental disclosure in analyzing and assessing our operating performance, exclusive of the effects of the litigation (reduction) charge and related adjustment to the valuation allowance, and to provide a basis for reviewing our operating performance on a consistent basis for the periods presented. In addition, management utilizes this information in analyzing our performance and for planning purposes.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
GAAP net income (loss)	$34,255	$(58,237)	$(2,437)
Adjustments
Eliminate litigation (reduction) charge	(27,058)	45,991	—
Adjustment to income tax provision to exclude impact of litigation (reduction) charge	(3,110)	12,665	—

Non-GAAP net income (loss)	$4,087	$419	$(2,437)

Basic and diluted net income (loss) per share	$2.00	$(3.40)	$(0.14)
Adjustments	(1.76)	3.43	—

Non-GAAP basic and diluted net income (loss) per share	$0.24	$0.03	$(0.14)

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$14,289,000	$1,520,000	$12,183,000	$586,000	$—
Interest due including impact of interest rate swap (a)	2,502,000	1,022,000	1,469,000	11,000	—
Capital lease obligations (b)	17,000	11,000	6,000	—	—
Operating lease commitments	1,331,000	565,000	612,000	154,000	—
Purchase obligations	24,632,000	19,024,000	5,608,000	—	—

	$42,771,000	$22,142,000	$19,878,000	$751,000	$—

(a)	This includes a fixed rate of 8.75% per the interest rate swap agreement.
(b)	Includes future interest obligation.

This table does not include the net amount of $19,508,000 payable in connection with the settlement of the Barnhard v. Cybex International, Inc. litigation described in Item 3, Legal Proceedings, of which $18,500,000 was paid in March 2012, with the balance payable over seven years. A portion of the settlement was financed through additional borrowings under our amended credit facilities dated as of March 15, 2012.

We have agreements with our named executive officers that provide for severance payments to the officer in the event the employee is terminated without cause or, in certain situations, the officer resigns after a change in control. As further described in Note 14, Employment Agreements, to the Company’s consolidated financial statements, the maximum cash exposure under these agreements was $2,340,000 as of December 31, 2011. The actual amounts to be paid can only be determined at the time of the executive officer’s separation from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program, whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. At December 31, 2011, the maximum contingent liability under all recourse provisions was approximately $3,638,000. A reserve for estimated losses under recourse provisions of $203,000 has been recorded based upon historical experience, and is included in accrued liabilities at December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The requirements include additional disclosure of transfers between Level 1 to Level 2, Level 3 measurement, an entity’s use of an asset being different from its highest and best use, and for financial instruments not measured at fair value. The guidance is effective for periods beginning after December 15, 2011 and early adoption is permitted. The Company early adopted these requirements and there was no impact on the Company’s consolidated financial condition, results of operations, or cash flows.

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in the financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires that items reclassified from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from other comprehensive income to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of other comprehensive income, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance is effective for the periods beginning after December 15, 2011 and early adoption is permitted. The Company has adopted these requirements early, with retrospective application to all periods presented, except with regard to the requirement to present reclassifications from other comprehensive income to net income on the face of the financial statements. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

Warranty reserve. All products are warranted for one to three years of labor and up to ten years for structural frames. Warranty periods for parts range from one to ten years depending on the part and the type of equipment. A warranty liability is recorded at the time of product sale based on estimates that are developed from historical information and certain assumptions about future events. Future warranty obligations are affected by product failure rates, usage and service costs incurred in addressing warranty claims. These factors are impacted by the level of new product introductions and the mix of equipment sold to the commercial and consumer markets. If actual warranty costs differ from management’s estimates, adjustments to the warranty liability would be required.

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

The Company, as of December 31, 2011 and 2010, recorded a $27,004,000 and $62,696,000 litigation reserve, respectively, as a current liability pertaining to the Barnhard jury verdict and settlement, and a corresponding litigation related receivable of $7,561,000 and $15,904,000, respectively, representing the amount recoverable from the third party defendant in the matter and the estimated amount recoverable under the Company’s insurance policies. The Company also accrued $859,000 and $947,000, as of December 31, 2011 and 2010, respectively, for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies, respectively. This product liability claims accrual is included as a component of other liabilities and the insurance recoverable is included as a component of other assets at December 31, 2011 and December 31, 2010. On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable.

Valuation of deferred tax assets. The Company records a valuation allowance to reduce the carrying amount of deferred tax assets if it is more-likely-than-not that such assets will not be realized. At December 31, 2011 and 2010, there is a valuation allowance of $18,595,000 and $32,158,000, which reduces the Company’s net deferred tax assets to zero. Approximately $47,700,000 of future taxable income is needed to fully recognize the Company’s deferred tax assets. If the estimates and related assumptions relating to the likely utilization of the deferred tax asset change in the future, the valuation allowance may change accordingly.

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

The Company has an interest rate swap which effectively converts the Citizens Owatonna real estate loan in the amount of $10,703,000 at December 31, 2011 from a floating rate to a fixed rate of 8.25% to 8.75% based on a performance grid. See Notes 8 and 9 to the Company’s consolidated financial statements for further discussion of these instruments. A change in interest rates would not materially impact the Company’s interest expense because the interest rate swap effectively converts the majority of the Company’s outstanding debt to fixed rate debt.

Foreign Currency Rates

The Company at times uses foreign currency forward contracts to hedge its foreign currency exposure on sales made in the UK in British Sterling. There were no foreign currency forward contracts outstanding at December 31, 2011 or 2010. Foreign currency fluctuations do not have a significant impact on the business because most purchases and sales are denominated in US dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cybex International, Inc.:

We have audited the accompanying consolidated balance sheets of Cybex International, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybex International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 22, 2012

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$11,958	$7,030
Accounts receivable, net of allowance of $1,192 and $1,046	20,251	18,806
Inventories	13,584	11,060
Prepaid expenses and other	2,070	1,574
Barnhard litigation related receivable	7,561	15,904

Total current assets	55,424	54,374
Property, plant and equipment, net	28,194	29,693
Other assets	1,025	1,347

	$84,643	$85,414

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$1,520	$1,520
Accounts payable	5,364	3,913
Accrued liabilities	13,674	12,856
Barnhard litigation reserve	27,004	62,696

Total current liabilities	47,562	80,985
Long-term debt	12,769	14,289
Long-term portion of accrued warranty obligation	1,134	1,135
Other liabilities	3,540	4,015

Total liabilities	65,005	100,424

Commitments and contingencies (Notes 13 and 14)
Stockholders’ Equity (Deficit):
Common stock, $.10 par value, 30,000 shares authorized, and 17,860 shares issued	1,786	1,786
Additional paid-in capital	69,051	68,880
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(46,229)	(80,484)
Accumulated other comprehensive loss	(2,015)	(2,237)

Total stockholders’ equity (deficit)	19,638	(15,010)

	$84,643	$85,414

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$140,129	$122,961	$120,474
Cost of sales	90,221	78,114	84,466

Gross profit	49,908	44,847	36,008
Selling, general and administrative expenses	41,671	42,072	37,680
Litigation charge (reduction)	(27,058)	45,991	—

Total operating expenses	14,613	88,063	37,680
Operating income (loss)	35,295	(43,216)	(1,672)
Interest expense, net	(1,004)	(1,260)	(1,274)

Income (loss) before income taxes	34,291	(44,476)	(2,946)
Income tax expense (benefit)	36	13,761	(509)

Net income (loss)	$34,255	$(58,237)	$(2,437)

Basic and diluted net income (loss) per share	$2.00	$(3.40)	$(0.14)

Comprehensive income (loss):
Net income (loss)	$34,255	$(58,237)	$(2,437)
Other comprehensive income (loss):
Foreign currency translation adjustment	33	(48)	(146)
Change in fair value of interest rate hedge (net of tax) (1)	189	(53)	453

Comprehensive income (loss)	$34,477	$(58,338)	$(2,130)

(1)	Net of income tax expense of $0, $0 and $315 for the years ended December 31, 2011, 2010, and 2009, respectively.

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2009	17,813	$1,781	$68,426	$(2,503)	$(19,810)	$(2,443)	$45,451
Common stock issued to Directors	42	5	55	—	—	—	60
Exercise of warrants/options	5	—	—	—	—	—	—
Repurchases of common stock	—	—	—	(452)	—	—	(452)
Employee stock compensation	—	—	180	—	—	—	180
Cumulative translation adjustment	—	—	—	—	—	(146)	(146)
Change in fair value of hedge, net of deferred income tax benefit of $315	—	—	—	—	—	453	453
Net loss	—	—	—	—	(2,437)	—	(2,437)

Balance, December 31, 2009	17,860	1,786	68,661	(2,955)	(22,247)	(2,136)	43,109
Employee stock compensation	—	—	219	—	—	—	219
Cumulative translation adjustment	—	—	—	—	—	(48)	(48)
Change in fair value of hedge	—	—	—	—	—	(53)	(53)
Net loss	—	—	—	—	(58,237)	—	(58,237)

Balance, December 31, 2010	17,860	1,786	68,880	(2,955)	(80,484)	(2,237)	(15,010)
Employee stock compensation	—	—	171	—	—	—	171
Cumulative translation adjustment	—	—	—	—	—	33	33
Change in fair value of hedge	—	—	—	—	—	189	189
Net income	—	—	—	—	34,255	—	34,255

Balance, December 31, 2011	17,860	$1,786	$69,051	$(2,955)	$(46,229)	$(2,015)	$19,638

The accompanying notes are an integral part of these statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$34,255	$(58,237)	$(2,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,701	4,656	5,391
Amortization of deferred financing costs	55	47	41
Litigation charge (reduction)	(27,058)	45,991	—
Deferred income taxes	—	13,855	(678)
Stock-based compensation	171	219	180
Provisions for doubtful accounts	272	(75)	328
Amortization of interest rate swap	(31)	(31)	(31)
Change in fair value of foreign currency contract	—	—	462
Changes in operating assets and liabilities:
Accounts receivable	(1,869)	(1,901)	1,579
Inventories	(2,494)	(1,005)	3,398
Prepaid expenses and other	(290)	(451)	493
Accounts payable, accrued liabilities and other liabilities	1,809	1,120	(1,529)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,521	4,188	7,197

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,073)	(2,240)	(613)

NET CASH USED IN INVESTING ACTIVITIES	(3,073)	(2,240)	(613)

FINANCING ACTIVITIES:
Repayments of term loans	(1,520)	(6,796)	(1,882)
Repayments under revolving loans	—	—	(3,425)
Borrowings under revolving loans	—	—	3,425
Borrowings under term loans	—	4,999	1,000
Purchase of treasury stock through repurchase program	—	—	(451)

NET CASH USED IN FINANCING ACTIVITIES	(1,520)	(1,797)	(1,333)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,928	151	5,251
CASH AND CASH EQUIVALENTS, beginning of year	7,030	6,879	1,628

CASH AND CASH EQUIVALENTS, end of year	$11,958	$7,030	$6,879

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,073	$1,323	$1,327
Cash paid (received) for income taxes, net	(59)	32	40
Common stock issued to directors earned in previous period	—	—	60
Settlement of interest rate swap	—	71	—

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011 and 2010, the Company’s cash equivalents consisted of a money market account. The carrying value of cash equivalents approximates fair value.

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

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets. If a write down were necessary, an impairment charge would be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value, as determined based upon quoted market prices or discounted cash flows. Management believes that no long-lived assets were impaired as of December 31, 2011 and 2010.

Accrued Warranty Obligations

All products are warranted for one to three years of labor and for parts ranging from one to ten years depending on the part and the type of equipment. Warranty expense was $4,554,000, $3,547,000 and $4,940,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The accrued warranty obligation is provided at the time of product sale based on management estimates, which are developed from historical information and certain assumptions about future events and are subject to change. The amount expected to be paid in the following year is classified in accrued liabilities.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Balance as of January 1	$3,392,000	$3,988,000
Payments made under warranty	(3,718,000)	(4,143,000)
Accrual for product warranties issued	4,554,000	3,547,000

Balance as of December 31	$4,228,000	$3,392,000

Derivatives

At December 31, 2011, derivative instruments include one interest rate swap that hedges variable rate interest payments.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments. The carrying values of cash equivalents, accounts

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments that are outstanding as of December 31, 2011, the carrying values are considered to approximate their respective fair values.

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

Concentration of Risk, Geographic Segment Data and Enterprise-Wide Disclosures

More than half of the Company’s net sales are through specialty fitness dealers and distributors. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Sales to one customer in 2011, 2010 and 2009 were 12.8%, 13.0% and 13.6% of net sales, respectively. Accounts receivable from that customer was $1,641,000 and $1,779,000 at December 31, 2011 and 2010, respectively. Sales to another customer in 2011, 2010, and 2009 were 11.1%, 12.4%, and 10.6% of net sales, respectively. Accounts receivable from that customer was $2,252,000 and $1,265,000 at December 31, 2011 and 2010, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those years.

There is no single geographic area of significant concentration other than the U.S. Sales outside of North America accounted for approximately 32%, 31% and 29% of total net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Long-lived assets located in foreign countries totaled $23,000 and $20,000 at December 31, 2011 and 2010, respectively.

The Company single sources its multi-gym and Home Arc products and certain raw materials and component parts, including drive motors, belts, running decks, molded plastic components, electronics and video monitors, where management believes that sole sourcing is beneficial for reasons such as quality control and reliability of the vendor or cost. The Company attempts to reduce the risk of sole source suppliers by maintaining varying levels of inventory. However, the loss of a significant supplier, or delays or disruptions in the delivery of components or materials, or increases in material costs, could have a material adverse effect on the Company’s operations.

The following table summarizes net sales over the past three years (in millions):

	Year Ended December 31,
	2011	2010	2009
Cardiovascular products	$76.2	$69.4	$66.7
Strength systems	48.6	41.0	42.0
Parts	6.7	5.7	5.3
Freight and other revenue	8.6	6.9	6.5

	$140.1	$123.0	$120.5

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

The Company charges advertising costs to expense as incurred. For the years ended December 31, 2011, 2010 and 2009, advertising expense was $2,738,000, $3,660,000 and $1,763,000, respectively, and is included in selling, general and administrative expenses.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $5,726,000, $5,569,000, and $4,545,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses.

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

Net Income (Loss) per Common Share

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Year Ended December 31,
	2011	2010	2009
Net income (loss) attributable to common stockholders	$34,255,000	$(58,237,000)	$(2,437,000)

Shares used in computing basic net income (loss) per share	17,120,000	17,120,000	17,175,000
Dilutive effect of options and warrants	—	—	—

Shares used in computing diluted net income (loss) per share	17,120,000	17,120,000	17,175,000

For the years ended December 31, 2011, 2010 and 2009, options to purchase 633,125, 791,125 and 577,375 shares of common stock at exercise prices ranging from $1.17 to $7.37, $1.17 to $7.37 and $1.20 to $7.37 per share, respectively, were outstanding but were not included in the computation of diluted net income (loss) per share as the result would be anti-dilutive.

Stock-Based Compensation

The Company records stock-based compensation to recognize the cost of employee services received in exchange for an award of equity instruments, with such cost recognized over the period that the employee is required to perform services in exchange for the award. The Company measures the cost of employee services received in exchange for an award based on the grant date fair value of the award. For 2011, the Company

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recorded stock-based compensation expense of $171,000, consisting of expenses related to stock options ($161,000) and stock issued to directors ($10,000). For 2010, the Company recorded stock-based compensation expense of $219,000, consisting of expenses related to stock options ($205,000) and stock issued to directors ($14,000). For 2009, the Company recorded stock-based compensation expense of $180,000, consisting of expenses related to stock options ($170,000) and stock issued to directors ($10,000).

No stock options were granted in 2011. The weighted average fair value of each stock option granted during the years ended December 31, 2010 and 2009 was $0.77 and $0.98, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk free interest rate	*	2.87% - 3.04%	2.27% - 3.05%
Expected dividend yield	*	—	—
Expected life	*	6.25 years	6.25 years
Expected volatility	*	70%	68% - 70%
Expected volatility—weighted average	*	70%	69%

*	Not applicable

Expected volatilities are calculated based on the historical volatility of the Company’s stock over the expected term of the option. Management monitors stock option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected term of the option is derived using the simplified method. The risk free interest rate is based on the implied yield available on the U.S. Treasury yield curve with a term approximating the expected life of the option.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The requirements include additional disclosure of transfers between Level 1 to Level 2, Level 3 measurement, an entity’s use of an asset being different from its highest and best use, and for financial instruments not measured at fair value. The guidance is effective for periods beginning after December 15, 2011 and early adoption is permitted. The Company early adopted these requirements and there was no impact on the Company’s consolidated financial condition, results of operations, or cash flows.

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in the financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires that items reclassified from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from other comprehensive income to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

disclosure requirements. The deferral does not change the requirement to present net income, components of other comprehensive income, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance is effective for the periods beginning after December 15, 2011 and early adoption is permitted. The Company has adopted these requirements early, with retrospective application to all periods presented, except with regard to the requirements to present reclassifications from other comprehensive income to net income on the face of the financial statements. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

Reclassifications

Certain reclassifications to prior period amounts have been made to conform to the current presentation.

NOTE 3—INVENTORIES

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials	$7,853,000	$5,354,000
Work in process	3,160,000	3,529,000
Finished goods	2,571,000	2,177,000

	$13,584,000	$11,060,000

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
Land	$3,129,000	$3,129,000
Building and improvements	20,144,000	20,130,000
Equipment, computers, software and furniture	29,376,000	26,304,000

	52,649,000	49,563,000
Less-accumulated depreciation	(24,455,000)	(19,870,000)

	$28,194,000	$29,693,000

Depreciation expense was $4,698,000, $4,653,000 and $5,388,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—OTHER ASSETS

Other assets consist of the following:

	December 31,
	2011	2010
Deferred financing costs, net	$75,000	$130,000
Recoverable insurance claims	859,000	947,000
Other assets	91,000	270,000

	$1,025,000	$1,347,000

Amortization expense of other intangibles was $3,000 in each of the years ended December 31, 2011, 2010 and 2009. The remaining balance of other amortizable intangibles of $5,000 at December 31, 2011 will be amortized through 2013.

In connection with the financings described in Note 7, the Company incurred debt issuance costs consisting of brokerage fees and legal fees, which are included within other assets at December 31, 2011 and December 31, 2010, net of accumulated amortization. The Company is amortizing these costs on a straight-line basis, which approximates the effective interest rate method, over the term of the related debt. Interest expense related to deferred financing costs was $55,000, $47,000 and $41,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, the Company accrued $859,000 and $947,000, respectively, in other liabilities for product liability claims and a corresponding receivable for the liability claims estimated to be recoverable under the Company’s insurance policies (see Note 14). On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2011	2010
Current portion of warranty reserves	$3,094,000	$2,257,000
Self insurance reserves	2,035,000	2,076,000
Litigation reserve and professional fees	305,000	932,000
Customer deposits	1,691,000	1,977,000
Payroll related	3,665,000	2,530,000
Lease contingency reserve	230,000	865,000
Other	2,654,000	2,219,000

	$13,674,000	$12,856,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2011	2010
Citizens real estate loan	$10,703,000	$11,223,000
Citizens equipment facility	3,586,000	4,586,000

	14,289,000	15,809,000
Less—current portion	(1,520,000)	(1,520,000)

	$12,769,000	$14,289,000

In June 2007, a $13,000,000 real estate loan was advanced to the Company pursuant to the loan agreement (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The principal of the Owatonna real estate loan is being retired by eighty three equal monthly payments of $43,000 along with a balloon payment of $9,403,000 at July 2, 2014.

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

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory. In addition to working capital loans, the revolving line of credit can also be utilized for letters of credit, and in June 2011, an $8,000,000 letter of credit was issued under the Citizens Credit Agreement to support the stay in the Barnhard product liability suit, which letter of credit was terminated in connection with the 2012 settlement of the litigation (see Note 14).

In March 2012, the Citizens Credit Agreement and Loan Agreement were amended to among other things increase the ceiling to the revolving line of credit to $18,000,000 and provide a $8,122,000 mortgage loan on the Company’s Medway facility. This additional borrowing capacity was used to finance a portion of the settlement payments in the Barnhard product liability suit. The principal of the Medway real estate loan is to be retired by sixty equal monthly payments of $45,000 along with a balloon payment of $5,415,000 at March 15, 2017.

Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding letters of credit. At December 31, 2011 and March 15, 2012, the net remaining availability under the revolving line of credit was $2,000,000 and $13,971,000, respectively. The Citizens revolving line of credit is available to July 2, 2013.

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

Wells Fargo equipment term loans and related obligations. The Citizens Equipment Facility is being retired by 60 equal monthly payments of fixed rent plus interest. While the documentation for this transaction is structured as a lease, the advances under the facility are treated for all purposes as a loan.

The Owatonna real estate loan, the Medway real estate loan and the revolving line of credit are secured by substantially all of the Company’s assets. Amounts outstanding under the Citizens Equipment Facility are secured by designated equipment owned by the Company and cross-collateralized by the Company’s accounts receivable and inventory.

The Citizens revolving line of credit prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.25% or the prime rate minus 1%, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and from June 30, 2009 to March 15, 2012 bore interest at LIBOR plus 2.5% to 3.0% based on a performance grid. The Citizens Owatonna real estate loan prior to April 1, 2009 bore interest at a floating rate equal to LIBOR plus 1.2% per annum, from April 1, 2009 to June 30, 2009 bore interest at LIBOR plus 2.25%, and from June 30, 2009 to March 15, 2012 bore interest at LIBOR plus 2.5% to 3.0% based on a performance grid. From March 15, 2012, the Citizens Owatonna real estate loan and Medway real estate loan bear interest at LIBOR plus 2.5% and the Citizens revolving line of credit bears interest at LIBOR plus 2.0% to 3.75% based on a performance grid. The Citizens Equipment Facility bears interest at a floating rate equal to LIBOR plus 3%. The Wells Fargo initial and second term loans prior to April 1, 2009 bore interest at LIBOR plus 1.2% to 1.45% based on a performance grid and from April 1, 2009 to June 30, 2009 these loans bore interest at LIBOR plus 2.25%. The third Wells Fargo term loan prior to June 30, 2009 bore interest at LIBOR plus 2.25%. After June 30, 2009, each Wells Fargo term loan bore interest at LIBOR plus 3.5%. LIBOR was .30% at December 31, 2011.

There were no revolving loans outstanding during 2011 and 2010. The average outstanding revolving loan balance during 2009 was $859,000 and the weighted average interest rate was 1.77%. Interest expense on the revolving line of credit, including an unused availability fee on the revolving loans, was $13,000, $25,000, and $50,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Interest expense on the Wells Fargo term loans, which were retired at the end of the second quarter 2010, was $219,000 and $332,000 for the years ended December 31, 2010 and 2009, respectively. Interest expense on the Citizens Owatonna real estate loan, including interest rate swap payments, was $911,000, $973,000 and $963,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Interest expense on the Citizens Equipment Facility, which was advanced at the end of the second quarter 2010, was $132,000 and $87,000 for the years ended December 31, 2011 and 2010, respectively.

The Company’s credit facilities require the Company to maintain various financial covenants. The Company failed to meet certain of these covenants at the end of the first and second quarters of 2009, which failures were waived by the lenders. In connection with these waivers, the Company entered into amendments to its credit facilities. The Wells Fargo amendments increased the interest rate on the term loans, modified the financial covenants, and increased the collateral for the term loans to include all of the Company’s equipment. The Citizens amendments increased the interest rate on the credit facilities, cross-collateralized the Citizens credit facilities, reduced the ceiling and modified the borrowing base calculation for the revolving line of credit, and amended the financial and certain other covenants contained in the credit facilities. In June 2010, the Company, coincident with entering into the Citizens Equipment Facility, entered into a further amendment with Citizens, modifying a financial covenant in the Citizens Loan Agreement and Credit Agreement. In March 2011, the parties entered into amendments to the Citizens credit facilities which further modified the financial covenants, thereby permitting the Company to remain in compliance with them as of December 31, 2010 and to date. While there can be no assurance, the Company believes that it will remain in compliance with its financing agreements for at least the next 12 months.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT (continued)

The Company’s credit agreements contain cross default provisions to each other.

At December 31, 2011 long-term debt maturities are as follows (prior to the March 2012 borrowings to partially fund the Barnhard product liability settlement):

2012	$1,520,000
2013	1,520,000
2014	10,663,000
2015	586,000
2016	—

$14,289,000

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates and interest rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Foreign currency forward contracts are utilized at times to hedge the foreign currency exposure on sales made in the UK in British Sterling. The Company’s UK sales are denominated in British Sterling, while its purchases of inventory from the Company are paid in US dollars. These contracts are not designated as hedging instruments and accordingly changes in their fair value are recognized in selling, general and administrative expense in the consolidated statement of operations. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. These agreements were designated as cash flow hedges and, therefore, changes in the fair value of the swap are recorded in accumulated other comprehensive loss.

In February 2009, the Company entered into a series of 10 monthly forward contracts that began on March 31, 2009, whereby the Company paid a bank 130,000 British Sterling and the bank paid the Company $214,000 each month. This series of contracts ended on December 31, 2009. No foreign exchange forward contracts were outstanding during 2011 and 2010.

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens Owatonna real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which prior to April 1, 2009 equaled 6.95%, from April 1, 2009 to June 30, 2009 equaled 8.00% and from June 30, 2009 to March 15, 2012 equaled 8.25% or 8.75% based on a performance grid. From March 15, 2012, the fixed rate equals 8.25%. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The Company designates the interest rate swap as a hedging instrument and, accordingly, the changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

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

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	December 31, 2011	December 31, 2010	Balance Sheet Location	December 31, 2011	December 31, 2010	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate swap agreement	$—	$—	$—	$1,307,000	$1,527,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the years ended December 31, 2011, 2010, and 2009, respectively.

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax Year Ended December 31,
	2011	2010	2009
Interest rate swap agreements	$189,000	$(53,000)	$453,000

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss Into Income Year Ended December 31,
	2011	2010	2009
Interest rate swap agreements	$(308,000)	$(760,000)	$(811,000)

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,			Location of Gain (Loss) Recognized in Income on Derivatives
	2011	2010	2009
Foreign currency forward contracts	$—	$—	$(462,000)	Selling, general and administrative expenses

See Note 9—Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of December 31, 2011.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $281,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments that are outstanding as of December 31, 2011 and December 31, 2010, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value and is described below:

—	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

—	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

—	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,307,000	—	$1,307,000	—

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,527,000	—	$1,527,000	—

The valuation of the interest rate swap agreement is based on a quoted price from the counterparty that values this instrument using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at December 31, 2011.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock

On November 3, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock, in open market transactions or through privately negotiated transactions, subject to market conditions and other factors. No purchases were made under the program after 2009 and the Board of Directors terminated the stock repurchase program in February 2011. This stock repurchase is recorded in treasury stock on the consolidated balance sheet.

At December 31, 2011, there are 1,241,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of accumulated other comprehensive loss at December 31, 2011 and 2010:

	December 31,
	2011	2010
Cumulative translation adjustment	$(1,312,000)	$(1,345,000)
Change in fair value of interest rate hedge (net of tax) (1)	(703,000)	(892,000)

Total	$(2,015,000)	$(2,237,000)

(1)	Net of deferred income tax asset of $458,000 and $542,000 at December 31, 2011 and 2010, respectively, which have been fully reserved by a valuation allowance at the end of each period.

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

A summary of the status of the Company’s stock option plans as of December 31, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2011	791,125	$2.17
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(158,000)	1.46

Outstanding at December 31, 2011	633,125	2.34	4.99	$—

Options exercisable at December 31, 2011	475,500	$2.72	4.01	$—

Options vested and expected to vest at December 31, 2011	624,101	$2.36	4.95	$—

No options were exercised for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, there was $92,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.84 years.

At December 31, 2011, there are 608,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Information with respect to options outstanding under the Company’s plans as of December 31, 2011 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price
$1.17—$1.51	428,125	$1.22	4.79	276,125	$1.25
1.81—1.90	20,000	1.86	3.62	15,000	1.87
3.70	10,000	3.70	2.49	10,000	3.70
4.56	142,500	4.56	6.01	141,875	4.56
5.86—7.37	32,500	7.25	4.90	32,500	7.25

	633,125	$2.34	4.99	475,500	$2.72

Stock Retainer Plan for Nonemployee Directors

The Company’s 2002 Stock Retainer Plan for Nonemployee Directors (“2002 Plan”) provided that each nonemployee director received 50% of his annual retainer in shares of common stock of the Company. Up to 150,000 shares of common stock could be issued under the 2002 Plan. The January 2009 issuance of 18,270 shares under the 2002 Plan which related to services performed in 2008, exhausted the authorized shares under the Plan, and the Board of Directors in February 2009 suspended its operation. The issuance of shares as partial payment of annual retainers resulted in expense being recognized based on the fair market value of such shares.

NOTE 11—INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Domestic	$35,045,000	$(43,716,000)	$(2,261,000)
Foreign	(754,000)	(760,000)	(685,000)

	$34,291,000	$(44,476,000)	$(2,946,000)

The income tax (benefit) provision consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(140,000)	$33,000	$—
State	176,000	76,000	50,000

	36,000	109,000	50,000
Deferred:
Federal	—	12,373,000	(855,000)
State	—	1,279,000	296,000

	—	13,652,000	(559,000)

	$36,000	$13,761,000	$(509,000)

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (continued)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax (benefit) at statutory rate	$11,659,000	$(15,122,000)	$(1,001,000)
Impact of foreign taxes	45,000	46,000	41,000
State income taxes, net	1,258,000	(1,703,000)	220,000
Federal alternative minimum tax	119,000	33,000	—
Refund of prior years alternative minimum tax paid	(257,000)	—	—
Federal research and development tax credit	(138,000)	(74,000)	(121,000)
Change in unrecognized tax benefits	92,000	(60,000)	156,000
Adjustment to deferred income tax assets due to incremental rate change	584,000	49,000	121,000
Other permanent differences, primarily meals and entertainment and stock option expense	237,000	(64,000)	52,000
Change in valuation allowance	(13,563,000)	30,656,000	23,000

	$36,000	$13,761,000	$(509,000)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Deferred tax assets (liabilities):
Barnhard litigation reserve	$7,194,000	$17,883,000
Net operating loss and credit carryforwards	6,647,000	8,569,000
Warranty reserves	2,025,000	1,644,000
Other accruals and reserves	2,909,000	2,735,000
Bad debt and lease loss reserves	497,000	930,000
Intangibles	919,000	1,444,000
Other, net	458,000	542,000

Total deferred tax assets	20,649,000	33,747,000
Depreciation	(2,054,000)	(1,589,000)
Valuation allowance	(18,595,000)	(32,158,000)

	$—	$—

At December 31, 2011, the Company had U.S. federal net operating loss carryforwards (exclusive of the settlement payment for the Barnhard litigation of approximately $18,500,000 that was made in 2012), which are scheduled to expire as follows:

2021	$2,036,000
2022	4,354,000
2023 and thereafter	3,145,000

$9,535,000

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES (continued)

In addition, the Company has foreign net operating loss carryforwards of $6,626,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $539,000, which do not expire, federal research and development tax credit carryforwards of $490,000, which begin to expire in 2021 and various net operating loss and credit carryforwards for state tax purposes.

The Company recorded an increase in the valuation allowance of $30,656,000 in 2010 to fully offset net deferred tax assets of $32,158,000 as of December 31, 2010. A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Due to the uncertainty created by the unfavorable Barnhard jury verdict (see Note 14), it was determined that a valuation allowance against the entire amount of deferred tax assets as of December 31, 2010 was necessary. Since the required settlement payment for the Barnhard litigation in 2012 will increase the Company’s net operating loss carryforwards by approximately $18,500,000, and since the Company incurred cumulative losses during the three year period ended December 31, 2011, it was determined that a valuation allowance against the entire amount of deferred tax assets continues to be appropriate as of December 31, 2011. Therefore, the Company’s net deferred tax assets of $18,595,000 are fully reserved as of December 31, 2011, and the need for this valuation allowance will be assessed in future periods. As of December 31, 2011, approximately $47,700,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various expenses.

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

A reconciliation of the beginning and ending balance of the unrecognized tax liability is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance as of January 1	$230,000	$290,000	$249,000
Increases for tax positions related to the current year	78,000	69,000	86,000
Increases (decreases) for tax positions related to the prior year	14,000	(26,000)	(45,000)
Decreases for settlements with taxing authorities	—	(103,000)	—

Balance as of December 31	$322,000	$230,000	$290,000

As of December 31, 2011 and 2010, the unrecognized tax liability of $322,000 and $230,000, respectively, is comprised of $160,000 and $101,000, respectively, included in accrued liabilities, and $162,000 and $129,000, respectively, included in the valuation allowance for deferred taxes, since the items comprising this amount are included in deferred tax assets. Therefore, $160,000 and $101,000, respectively, of the unrecognized tax liability would impact the effective tax rate if recognized. The entire amount of the unrecognized tax liability as of December 31, 2009 would impact the effective tax rate if recognized. Consistent with its current policy, the Company will include any interest and penalties related to uncertain tax positions as a component of income tax expense.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—RELATED PARTY TRANSACTIONS

For the years ended December 31, 2011, 2010 and 2009, the Company paid $501,000, $647,000 and $402,000, respectively, to a law firm of which one of the directors of the Company is a member.

John Aglialoro, Joan Carter, and UM Holdings Ltd. (“UM”) are related parties which collectively own approximately 49.5% of the Company’s common shares.

Mr. Aglialoro has served as Chief Executive Officer of the Company since November 2000. He received salaries of $550,000, $535,000 and $518,000 for 2011, 2010 and 2009, respectively.

UM provides certain office support services for which the Company reimbursed UM at the rate of $145,000 per year during 2011, 2010, and 2009. At December 31, 2011 and 2010, the Company owed UM $13,000 for services.

NOTE 13—GUARANTEES

The Company arranges equipment leases and other financings for its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At December 31, 2011, the maximum contingent liability under all recourse and guarantee provisions was $3,638,000. A reserve for estimated losses under recourse provisions of $203,000 and $818,000 has been recorded based on historical experience and is included in accrued liabilities at December 31, 2011 and 2010, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $27,000 and $47,000 at December 31, 2011 and 2010, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees is determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has lease commitments expiring at various dates through 2016 for equipment and property under noncancelable operating leases. Future minimum payments under these leases at December 31, 2011 are as follows:

	Operating	Capital
2012	$565,000	$11,000
2013	394,000	6,000
2014	218,000	—
2015	144,000	—
2016	10,000	—

	1,331,000	17,000
Less: amount representing interest	—	(2,000)

	$1,331,000	15,000

Less: current portion		(10,000)

		$5,000

Rent expense under all operating leases for the years ended December 31, 2011, 2010 and 2009 was $632,000, $630,000 and $582,000, respectively. Interest expense related to capital leases was $3,000, $3,000 and $0 for the years ended December 31, 2011, 2010, and 2009, respectively. Assets subject to capital leases had a cost of $27,000 and accumulated depreciation of $13,000 at December 31, 2011.

Purchase Obligations

The Company is required to make purchases of goods and services, principally for purchase order obligations, an endorsement agreement and capital expenditures, that are legally binding of $19,024,000 in 2012, $5,008,000 in 2013, $600,000 in 2014 and zero in 2015.

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards and uncertainties of product liability litigation. The Company has maintained, and expects to continue to maintain, product liability insurance, and it includes reserves for self insured retention in accrued liabilities in the consolidated balance sheets. The Company’s product liability insurance, which is on a claims made basis, provides an aggregate of $25,000,000 of annual coverage for claims made on or after December 1, 2011, $10,000,000 of annual coverage for claims made on or after December 1, 2008 and before December 1, 2011, and $5,000,000 of annual coverage for claims made prior to December 1, 2008. The amount of coverage for a claim is reduced as payments are made under the policy for that policy year. These policies include a deductible of a $250,000 per claim ($100,000 for claims between December 1, 2007 and December 1, 2008), with an annual aggregate deductible of $1,000,000 on claims made on or after December 1, 2008 and $750,000 on claims made prior to December 1, 2008.

While the Company believes that its insurance coverage is adequate in light of the risks of product liability claims and awards, the Company may be subject to product liability claims which assert damages materially in

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

excess of the limits of its insurance coverage. In December 2010, a significant jury verdict was rendered in a product liability suit. This matter was settled in 2012 for an amount substantially in excess of our available insurance coverage.

The Company records a reserve for the self insured retention portion of product liability matters for which it is probable that a loss has been incurred and the range of the loss can be determined. In addition, as of December 31, 2011 and December 31, 2010, the Company recorded a $27,004,000 and $62,696,000 litigation reserve, respectively, as a current liability pertaining to the Barnhard jury verdict and settlement, and a corresponding litigation related receivable for $7,561,000 and $15,904,000, respectively, representing the amount recoverable from the third party defendant in the matter and the estimated amount recoverable under the Company’s insurance policies. The Company records a reserve and a corresponding insurance receivable if the amount of the product liability exposure is recoverable from the Company’s insurance carrier for other product liability claims. Excluding the Barnhard matter, the product liability claims accrual is included as a component of accrued liabilities ($1,934,000 and $1,869,000 at December 31, 2011 and December 31, 2010, respectively) and other long-term liabilities ($859,000 and $947,000 at December 31, 2011 and December 31, 2010, respectively) and the insurance recoverable is included as a component of other assets ($859,000 and $947,000 at December 31, 2011 and December 31, 2010, respectively). On a quarterly basis, the Company reviews and adjusts each product liability claim and corresponding receivable.

Litigation

Barnhard v. Cybex International, Inc., et al.

This product liability litigation was commenced in 2005 in the Supreme Court, Eighth District, State of New York. The plaintiff, who was rendered a quadriplegic after she pulled a Cybex weight machine over onto herself, asserted that Cybex was at fault for the accident due to the design of the machine and a failure to warn. On December 7, 2010, the jury returned a $66 million verdict, apportioned 75% to Cybex, 20% to third party defendant Amherst Orthopedic Physical Therapy, P.C. and 5% to the plaintiff.

In January 2011, the Company filed post-trial motions, seeking, alternatively, judgment in its favor as a matter of law, a new trial and a reduction of the verdict. In February 2011, the trial court denied these motions, and the Company thereafter filed an appeal from this post-trial order with the Appellate Division, Fourth Judicial Department. In April 2011, a judgment was entered for $63,075,000 against Cybex. Under New York law, Cybex was responsible for payment of the judgment but could seek reimbursement from the third party defendant of approximately 21% of its payments on the judgment. The Company filed an appeal of the judgment with the Appellate Division. In May 2011, the Appellate Division granted the Company’s motion for a stay of enforcement of the Barnhard judgment during the pendency of the Company’s appeals, subject to the posting of $10,000,000 of collateral. In November 2011, the Appellate Division rendered a decision in the Company’s appeals, reducing the judgment by approximately 31%, to approximately $44 million, and otherwise affirming the judgment.

In February 2012, the parties entered into a settlement agreement. Pursuant to this settlement, Cybex paid to the plaintiff approximately $18,500,000 and agreed to pay an additional sum of approximately $1,000,000 over seven years, the parties provided cross-releases of all claims and the litigation will be dismissed with prejudice.

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

Employment Agreements

The Company has entered into employment agreements with its named executive officers. Under these agreements, the employment may be terminated with or without cause at any time. In the event that the Company terminates the officer’s employment other than “for cause” the Company is obligated to continue normal salary payments for periods generally varying from six months to two years. The employment agreements generally provide that upon a change of control, as defined, the officer may in certain events resign and receive the severance which would have been payable upon a non-cause termination. The maximum aggregate exposure under these agreements was $2,340,000 as of December 31, 2011.

NOTE 15—BENEFIT PLANS

The Company has a 401(k) defined contribution retirement plan. The Company for a portion of 2011 matched 50% of the first 3% of the employee’s eligible compensation contributions and for a portion of 2009 matched 50% of the first 4% of the employee’s eligible compensation contributions. Matching contributions by the Company to the plan were $66,000, $0, and $57,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Effective March 1, 2009, the Company elected to suspend the Company match and on October 1, 2011 reinstated the match. Additionally, the Company may make discretionary contributions to the plan. No discretionary contributions were made for the years ended December 31, 2011, 2010 or 2009.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—QUARTERLY DATA (unaudited)

The following table presents unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

	2011 Quarter Ended
	March 26	June 25	September 24	December 31
Sales	$31,011,000	$32,564,000	$33,479,000	$43,075,000
Gross profit	11,246,000	11,004,000	11,751,000	15,907,000
Net income (loss)	379,000	(555,000)	(278,000)	34,709,000	(a)
Basic and diluted net income (loss) per share	0.02	(0.03)	(0.02)	2.03	(a)

	2010 Quarter Ended
	March 27	June 26	September 25	December 31
Sales	$26,116,000	$27,672,000	$29,235,000	$39,938,000
Gross profit	9,466,000	9,505,000	10,493,000	15,383,000
Net loss	(753,000)	(356,000)	(15,000)	(57,113,000	)(b)
Basic loss per share	(0.04)	(0.02)	0.00	(3.34	)(b)
Diluted net loss per share	(0.04)	(0.02)	0.00	(3.34	)(b)

(a)	Includes a $30.1 million or $1.76 per diluted share pre-tax adjustment to the charge for the product liability suit, Barnhard v. Cybex International, Inc. relating to the settlement of the suit and a $1.9 million or $0.11 per diluted share, incremental tax provision, primarily due to the valuation allowance recorded against deferred tax assets as a result of the uncertainty of realization caused by the litigation charge.
(b)	Includes a $46.0 million or $2.69 per diluted share pre-tax charge to reserve for the unfavorable jury verdict in the product liability suit, Barnhard v. Cybex International, Inc., and a $12.7 million or $.74 per diluted share, incremental tax provision, primarily due to the valuation allowance recorded against deferred tax assets as a result of the uncertainty of realization caused by the litigation charge.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Description	Balance at Beginning of Period	Additions/ Recoveries	Write-offs	Balance at End of Period
For the year ended December 31, 2011
Allowance for doubtful accounts	$1,046,000	$272,000	$126,000	$1,192,000

For the year ended December 31, 2010
Allowance for doubtful accounts	$1,362,000	$(75,000)	$241,000	$1,046,000

For the year ended December 31, 2009
Allowance for doubtful accounts	$1,215,000	$328,000	$181,000	$1,362,000

S-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management evaluated the internal control over financial reporting of the Company as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

March 22, 2012

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter in the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 15, 2012, the Board of Directors of Cybex confirmed that a bonus under the 2011 Management Incentive Compensation Bonus Program had been earned at the target level, payable to all participants, including the Cybex Named Executive Officers. These bonuses were paid in cash.

On February 15, 2012, the Board of Directors approved the 2012 Management Incentive Compensation Bonus Program, adopted pursuant to the Cybex 2005 Omnibus Incentive Plan. Executive officers can earn bonuses in this program at varying levels from 10% to 75% of base salary, depending upon position and whether Cybex meets specified levels of operating income in 2012. Bonuses earned by executive officers in this Program are to be paid 75% in cash and 25% in restricted stock.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections captioned “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. For information concerning the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this report.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Audit Committee Matters—Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as a part of this report:

Financial Statements

(a)		Consolidated Financial Statements and Financial Statement Schedule of the Company are set forth on Page F-1, Part II, Item 8 hereof and are incorporated by reference herein.
Exhibits

	3(a)(1)	Restated Certificate of Incorporation of the Company, dated May 20, 1988, incorporated by reference to Exhibit 3(a)(1) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the “June 1996 10-Q”).

	3(a)(2)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 30, 1988, incorporated by reference to Exhibit 3(a)(2) to the June 1996 10-Q.

	3(a)(3)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 7, 1996, incorporated by reference to Exhibit 3(a)(3) to the June 1996 10-Q.

	3(a)(4)	Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 27, 1997, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	3(a)(5)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed July 8, 2003, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (the “June 2003 10-Q”).

	3(a)(6)	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 4, 2005, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2005.

	3(b)(1)	By-Laws of the Company, as amended (the “By-Laws”), incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the year ended December 31, 1987.

	3(b)(2)	Amendment to the By-Laws, adopted November 7, 2007, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 7, 2007.

	10(a)	1995 Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).*

	10(b)(1)	2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2005 (the “May 6, 2005 Form 8-K”).*

	10(b)(2)	Amendment No. 1 to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed May 11, 2007 (the “May 11, 2007 Form 8-K”).*

	10(c)(1)	2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10(k) to the 2001 Form 10-K.*

	10(c)(2)	Amendment to 2002 Stock Retainer Plan for Non-employee Directors, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 18, 2005.*

	10(d)	Employment Agreement dated April 8, 2003, between the Company and John Aglialoro, incorporated by reference to Exhibit 10.4 to the June 2003 10-Q.*

10(e)	Amended and Restated Management Employment Agreement, dated as of January 1, 2006, between the Company and Ray Giannelli, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 22, 2006 (the “February 22, 2006 Form 8-K”).*

10(f)	Management Employment Agreement dated February 22, 2006, between the Company and Arthur W. Hicks, Jr., incorporated by reference to Exhibit 10.3 to the February 22, 2006 Form 8-K.*

10(g)	Management Employment Agreement between the Company and Edward Kurzontkowski, incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).*

10(h)	Management Employment Agreement between the Company and Ed Pryts, incorporated by reference to Exhibit 10(cc) to the 2006 Form 10-K.*

10(i)	Management Employment Agreement between the Company and John Young, incorporated by reference to Exhibit 10(dd) to the 2006 Form 10-K.*

10(j)	Form of Incentive Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.4 to the September 2004 10-Q.*

10(k)	Form of Non-Qualified Stock Option Agreement issued pursuant to the 1995 Omnibus Incentive Plan as Amended, incorporated by reference to Exhibit 10.5 to the September 2004 10-Q.*

10(l)	Form of Non-Assignable Incentive Stock Option Agreement pursuant to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the May 6, 2005 Form 8-K.

10(m)	Form of Non-Assignable Non-Qualified Stock Option Agreement pursuant to the 2005 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the May 6, 2005 Form 8-K.

10(n)	Form of Restricted Stock Award Agreement for Newly-Elected Non-Employee Director, incorporated by reference to Exhibit 99.2 to the Current Report on the May 11, 2007 Form 8-K.*

10(o)	Form of Notification of Participation - 2011 Management Incentive Compensation Bonus Program (CEO), incorporated by reference to Exhibit 10(a)(a)(1) to the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).*

10(p)	Form of Notification of Participation - 2011 Management Incentive Compensation Bonus Program (President), incorporated by reference to Exhibit 10(a)(a)(2) to the 2010 Form 10-K.*

10(q)	Form of Notification of Participation - 2011 Management Incentive Compensation Bonus Program (Sr. Vice President Level), incorporated by reference to Exhibit 10(a)(a)(3) to the 2010 Form 10-K.*

10(r)	Tri-Party Agreement, dated August 22, 2006, among the Company, First Industrial Development Services, Inc. and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “ September 2006 10-Q”).

10(s)	Business Subsidy Agreement, dated August 22, 2006, between the Company and the City of Owatonna, Minnesota, incorporated by reference to Exhibit 10.4 to the September 2006 10-Q.

10(t)(1)	Loan Agreement, dated as of October 17, 2006, between the Company and Citizens Bank of Massachusetts, incorporated by reference to Exhibit 10.5 to the September 2006 10-Q.

10(t)(2)	Credit Agreement, dated July 2, 2008, by and between RBS Citizens, National Association and the Company, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

10(t)(3)	Amendment No. 1 to Credit Agreement, dated August 31, 2008, by and between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 (the “September 2008 10-Q”).

10(t)(4)	Modification Agreement, dated May 4, 2009 between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 28, 2009.

10(t)(5)	Modification Agreement, dated August 13, 2009, between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 26, 2009 (the “September 2009 10-Q”).

10(t)(6)	Modification Agreement, dated June 24, 2010, between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 26, 2010 (the “June 2010 10-Q”).

10(t)(7)	Loan Modification Agreement, dated March 31, 2011, between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 26, 2011 (the “March 2011 10-Q”).

10(t)(8)	Loan Modification Agreement, dated June 24, 2011, between the Company and RBS Citizens, National Association, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 25, 2011.

10(u)	Office Services Agreement, dated as of January 1, 2006, between the Company and UM Holdings Ltd., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 4, 2006.

10(v)(1)	Master Lease Agreement, dated June 24, 2010, between RBS Asset Finance, Inc. and the Company, incorporated by reference to Exhibit 10.1 to the June 2010 10-Q.

10(v)(2)	Lease Schedule No. 001, dated June 24, 2010, between the Company and RBS Asset Finance, Inc., incorporated by reference to Exhibit 10.2 to the June 2010 10-Q.

10(v)(3)	Lease Modification Agreement, dated March 31, 2011, between the Company and RBS Asset Finance, Inc., incorporated by reference to Exhibit 10.2 to the March 2011 10-Q.

10(w)	Form of Notification of Participation—2012 Management Incentive Compensation Bonus Program (CEO) (Filed herewith).*

10(x)	Form of Notification of Participation—2012 Management Incentive Compensation Bonus Program (President) (Filed herewith).*

10(y)	Form of Notification of Participation—2012 Management Incentive Compensation Bonus Program (Sr. Vice President Level) (Filed herewith).*

21	Subsidiaries of the Registrant (Filed herewith).

23	Consent of Independent Registered Public Accounting Firm—KPMG LLP (Filed herewith).

31(a)	Certification of Chief Executive Officer (Filed herewith).

31(b)	Certification of President, Chief Operating and Chief Financial Officer (Filed herewith).

32(a)	Certification of Chief Executive Officer pursuant to Section 1350 (Filed herewith).

32(b)	Certification of President, Chief Operating and Chief Financial Officer pursuant to Section 1350 (Filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Executive compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEX INTERNATIONAL, INC. (Registrant)

By:	/S/ JOHN AGLIALORO
John Aglialoro
Chairman

March 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN AGLIALORO John Aglialoro	Chairman and Chief Executive Officer (principal executive officer)	March 22, 2012

/s/ ARTHUR W. HICKS, JR. Arthur W. Hicks, Jr.	Director, President, Chief Operating Officer and Chief Financial Officer (principal financial officer)	March 22, 2012

/s/ JAMES M. AHEARN James M. Ahearn	Treasurer (principal accounting officer)	March 22, 2012

/s/ JAMES H. CARLL James H. Carll	Director	March 22, 2012

/s/ JOAN CARTER Joan Carter	Director	March 22, 2012

/s/ JERRY LEE Jerry Lee	Director	March 22, 2012

/s/ JOHN MCCARTHY John McCarthy	Director	March 22, 2012

/s/ HARVEY MORGAN Harvey Morgan	Director	March 22, 2012

/s/ ROBERT E. SMYTH Robert E. Smyth	Director	March 22, 2012