Form 10-Q
period 2012-03-31
CYBEX INTERNATIONAL INC
filed 2012-05-04
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012.

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

On May 4, 2012, the Registrant had outstanding 17,120,383 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011

Net sales	$37,259	$31,011
Cost of sales	25,008	19,765

Gross profit	12,251	11,246

Selling, general and administrative expenses	11,419	10,460
Litigation charge	93	356

Operating income	739	430
Interest expense, net	257	276

Income before income taxes	482	154
Income tax expense (benefit)	12	(225)

Net income	$470	$379

Basic and diluted net income per share	$0.03	$0.02

Comprehensive income:
Net Income	$470	$379
Other comprehensive income (loss):
Foreign currency translation adjustment	(43)	(23)
Change in fair value of interest rate hedge	87	136

Comprehensive income	$514	$492

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,529	$11,958
Accounts receivable, net of allowance of $1,254 and $1,192	19,004	20,251
Inventories	14,352	13,584
Prepaid expenses and other	1,961	2,070
Barnhard litigation related receivable	—	7,561

Total current assets	37,846	55,424
Property, plant and equipment, net	28,139	28,194
Other assets	960	1,025

	$66,945	$84,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,061	$1,520
Accounts payable	5,198	5,364
Accrued liabilities	11,641	13,674
Barnhard litigation reserve	—	27,004

Total current liabilities	18,900	47,562
Long-term debt	22,348	12,769
Other liabilities	5,367	4,674

Total liabilities	46,615	65,005

Commitments and Contingencies (Notes 4 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,860 shares issued	1,786	1,786
Additional paid-in capital	69,229	69,051
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(45,759)	(46,229)
Accumulated other comprehensive loss	(1,971)	(2,015)

Total stockholders’ equity	20,330	19,638

	$66,945	$84,643

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
OPERATING ACTIVITIES:
Net income	$470	$379
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,134	1,189
Amortization of deferred financing costs	8	20
Stock-based compensation	13	44
Provision for doubtful accounts	38	57
Amortization of interest rate swap	(8)	(8)
Changes in operating assets and liabilities:
Accounts receivable	1,279	1,637
Inventories	(757)	(2,352)
Prepaid expenses and other	35	199
Barnhard litigation reserve, net	(18,500)	356
Accounts payable, accrued liabilities and other liabilities	(2,397)	(961)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,685)	560

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(713)	(343)

NET CASH USED IN INVESTING ACTIVITIES	(713)	(343)

FINANCING ACTIVITIES:
Repayment of revolver loan	(8,000)	—
Repayments of term loans	(380)	(380)
Borrowing under term loan	8,122	—
Borrowing under revolver loan	10,378	—
Deferred financing costs	(151)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,969	(380)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,429)	(163)

CASH AND CASH EQUIVALENTS, beginning of period	11,958	7,030

CASH AND CASH EQUIVALENTS, end of period	$2,529	$6,867

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$268	$274
Cash paid for income taxes, net	13	188
Issuance of warrants to bank	163	—

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in the financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires that items reclassified from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from other comprehensive income to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of other comprehensive income, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance is effective for the periods beginning after December 15, 2011 and early adoption is permitted. The Company adopted these requirements in 2011, with retrospective application to all periods presented, except with regard to the requirements to present reclassifications from other comprehensive income to net income on the face of the financial statements. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 14% and 13% of consolidated net sales for the three months ended March 31, 2012 and March 26, 2011, respectively. Accounts receivable from this customer were $1,386,000 and $1,641,000 at March 31, 2012 and December 31, 2011, respectively. Sales to another customer represented 11% and 13% of consolidated net sales for the three months ended March 31, 2012 and March 26, 2011, respectively. Accounts receivable from this customer were $898,000 and $2,252,000 at March 31, 2012 and December 31, 2011, respectively. No other single customer accounted for more than 10% of the Company’s net sales in these periods.

Sales outside of North America accounted for 32% and 29% of consolidated net sales for the three months ended March 31, 2012 and March 26, 2011, respectively. No single country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for certain of its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At March 31, 2012, the maximum contingent liability under all recourse and guarantee provisions was approximately $3,159,000. A reserve for estimated losses under recourse provisions of $175,000 and $203,000 has been recorded based on historical experience and is included in accrued liabilities at March 31, 2012 and December 31, 2011, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $22,000 and $27,000 at March 31, 2012 and December 31, 2011, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees is determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

The following table sets forth the change in the liability for product warranties during the three months ended March 31, 2012:

Balance as of January 1, 2012	$4,228,000
Payments made under warranty	(1,065,000)
Accrual for product warranties issued	1,513,000

Balance as of March 31, 2012	$4,676,000

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

For the three months ended March 31, 2012, the Company recorded stock-based compensation expense of $13,000, consisting of expenses related to stock options ($10,000) and stock issued to a director ($3,000). For the three months ended March 26, 2011, the Company recorded stock-based compensation expense of $44,000, consisting of expenses related to stock options ($42,000), and stock issued to a director ($2,000).

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

A summary of the status of the Company’s stock option plans as of March 31, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value

Outstanding at January 1, 2012	633,125	$2.34
Granted	—
Exercised	—
Cancelled/Forfeited	(11,000)	1.83

Outstanding at March 31, 2012	622,125	$2.35	4.82	$565,000

Options exercisable at March 31, 2012	516,625	$2.59	4.23	$424,000

Options vested and expected to vest at March 31, 2012	616,798	$2.36	4.79	$558,000

No options were exercised during the three months ended March 31, 2012 and March 26, 2011.

As of March 31, 2012, there was $78,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.61 years.

At March 31, 2012, there are 609,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011

Raw materials	$8,091,000	$7,853,000
Work in process	3,302,000	3,160,000
Finished goods	2,959,000	2,571,000

	$14,352,000	$13,584,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011

Citizens revolving credit loan	$2,378,000	$—
Citizens real estate loans	18,695,000	10,703,000
Citizens equipment facility	3,336,000	3,586,000

	24,409,000	14,289,000
Less – current portion	(2,061,000)	(1,520,000)

	$22,348,000	$12,769,000

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The principal of the Owatonna real estate loan is to be retired by eighty three equal monthly payments of $43,000 along with a balloon payment of $9,403,000 at July 2, 2014.

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory.

In March 2012, the Citizens Credit Agreement and Loan Agreement were amended to among other things increase the ceiling of the revolving line of credit under the Credit Agreement to $18,000,000 and provide under the Loan Agreement an additional $8,122,000 mortgage loan on the Company’s Medway facility. This additional borrowing capacity was used in part to finance a portion of the March 2012 settlement payments in the Barnhard product liability suit (see Note 12). The principal of the Medway real estate loan is to be retired by sixty equal monthly payments of $45,000 along with a balloon payment of $5,415,000 at March 15, 2017.

Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding advances and letters of credit. At March 31, 2012, the net availability under the revolving line of credit was $14,197,000. The Citizens revolving line of credit is available to July 2, 2013.

In June 2010, the Company entered into a Master Lease Agreement (the “Citizens Equipment Facility”) with an affiliate of Citizens, RBS Asset Finance, Inc. (referred to herein as “Citizens”), pursuant to which $4,999,000 of equipment lease financing was advanced. Proceeds of the advance were used to retire in full equipment term loans from Wells Fargo Bank, NA (“Wells Fargo”) and related obligations. The Citizens Equipment Facility is being retired by 60 equal monthly payments of fixed rent plus interest. While the documentation for this transaction is structured as a lease, the advances under the facility are treated for all purposes as a loan.

The Citizens real estate loans and revolving line of credit are secured by substantially all of the Company’s assets. Amounts outstanding under the Citizens Equipment Facility are secured by designated equipment owned by the Company and cross-collateralized by the Company’s accounts receivable and inventory.

The Citizens revolving line of credit and Owatonna real estate loan bore interest from June 30, 2009 to March 15, 2012 at LIBOR plus 2.5% to 3.0% based on a performance grid. From March 15, 2012, the Citizens Owatonna and Medway real estate loans bear interest at LIBOR plus 2.5% and the Citizens revolving line of credit bears interest at LIBOR plus 2.0% to 3.75% based on a performance grid. The Citizens Equipment Facility bears interest at a floating rate equal to LIBOR plus 3%. The Wells Fargo equipment loans bore interest at LIBOR plus 3.5% from June 30, 2009 to their retirement in June 2010. LIBOR was .24% at March 31, 2012.

There was no revolving loan outstanding during the three months ended March 26, 2011. The average outstanding revolving loan balance during the three months ended March 31, 2012 was $396,000. Interest expense on the revolving line of credit, including an unused availability fee on the revolving loans, was $3,000 and $6,000 for the three months ended March 31, 2012 and March 26, 2011, respectively. Interest expense on the Citizens real estate loans, including interest rate swap payments, was $228,000 and $230,000 for the three months ended March 31, 2012 and March 26, 2011, respectively. Interest expense on the Citizens Equipment Facility was $28,000 and $36,000 for the three months ended March 31, 2012 and March 26, 2011, respectively.

The Company’s credit facilities require the Company to maintain various financial covenants. At March 31, 2012, the Company was in compliance with all financial covenants included within the credit facilities. While there can be no assurance, the Company believes that it will remain in compliance with its financing agreements for at least the next 12 months.

The Company’s credit agreements contain cross default provisions to each other.

At March 31, 2012 long-term debt maturities are as follows:

Remainder of 2012	$1,546,000
2013	4,439,000
2014	11,205,000
2015	1,128,000
2016	541,000
Thereafter	5,550,000

$24,409,000

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. These agreements were designated as cash flow hedges, therefore, the unrealized gains and losses are recorded in accumulated other comprehensive loss.

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens Owatonna real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Loan Agreement and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which from June 30, 2009 to March 15, 2012 equaled 8.25% or 8.75% based on a performance grid and from March 15, 2012 equals 8.25%. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The Company designates the interest rate swap as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

In November 2007, the Company entered into a forward starting interest rate swap agreement with Wells Fargo, which commenced on March 3, 2008, intended to hedge the initial LIBOR-based Wells Fargo equipment term loan. The notional amount of the swap amortized based on the same amortization schedule as the initial Wells Fargo term loan and the hedged item (one-month LIBOR) was the same as the basis for the interest rate on the loan. The swap effectively converted the rate from a floating rate based on LIBOR to a fixed rate which after June 30, 2009 equaled 8.06%. The Company determined the interest rate swap qualified as a derivative hedging instrument and, accordingly, changes in the fair value of this swap were recorded as a component of accumulated other comprehensive loss. The interest rate swap was terminated in June 2010 in connection with the prepayment of the Wells Fargo term loans. There was no initial costs of the interest rate swap, and upon termination, the Company paid $71,000 in settlement of the interest rate swap.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swap agreement	$—	$—	—	$1,212,000	$1,307,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three months ending March 31, 2012 and March 26, 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income, net of tax
	Three Months Ended
Derivatives in Cash Flow Hedging Relationship	March 31, 2012	March 26, 2011
Interest rate swap agreement	$87,000	$136,000

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into income
	Three Months Ended
	March 31, 2012	March 26, 2011
Interest rate swap agreement	$(146,000)	$(153,000)

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of March 31, 2012.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged items affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $274,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments, as amended, that are outstanding as of March 31, 2012 and December 31, 2011, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value and is described below:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,212,000	—	$1,212,000	—

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,307,000	—	$1,307,000	—

The valuation of the interest rate swap agreement is based on quoted prices from the counterparty that values this instrument using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

At March 31, 2012, there are 1,231,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options.

Warrants:

On March 15, 2012, the Company issued to Citizens Bank a warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.10 per share in connection with the March 2012 financing described in Note 7. The warrant has a term of ten years. The fair value of the warrant of $163,000 was recorded as a deferred financing cost which is being amortized to interest expense over the term of the related debt.

Comprehensive Income (loss):

Comprehensive income (loss) is the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the components of comprehensive income (loss) are from foreign currency translation adjustments and changes in the fair value of hedging instruments.

The following summarizes the components of accumulated other comprehensive loss at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Cumulative translation adjustment	$(1,355,000)	$(1,312,000)
Change in fair value of interest rate hedge (net of tax) (1)	(616,000)	(703,000)

Total	$(1,971,000)	$(2,015,000)

(1)	Net of deferred income tax asset of $425,000 and $458,000 at March 31, 2012 and December 31, 2011, respectively, which have been fully reserved by a valuation allowance at the end of each period.

NOTE 11 — NET INCOME PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income per share computations:

	Three Months Ended
	March 31, 2012	March 26, 2011
Shares used in computing basic net income per share	17,120,000	17,120,000
Dilutive effect of options and warrants	20,000	—

Shares used in computing diluted net income per share	17,140,000	17,120,000

For the three months ended March 31, 2012, options to purchase 223,750 shares of common stock at exercise prices ranging from $1.51 to $7.37 per share were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive. For the three months ended March 26, 2011, options to purchase 782,625 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive.

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

In April 2011, a judgment was entered for $63,075,000 against Cybex. Under New York law, Cybex was responsible for payment of the judgment but could seek reimbursement from the third party defendant of approximately 21% of its payments on the judgment. The Company filed an appeal of the judgment with the Appellate Division, Fourth Judicial Department, and in May 2011, the Appellate Division granted the Company’s motion for a stay of enforcement of the Barnhard judgment during the pendency of the Company’s appeals, subject to the posting of $10,000,000 of collateral. In November 2011, the Appellate Division reduced the judgment to approximately $44 million and otherwise affirmed the judgment.

In February 2012, the parties entered into a settlement agreement. Pursuant to this settlement, Cybex in March 2012 paid to the plaintiff $18,500,000 and agreed to pay an additional sum of approximately $1,000,000 over seven years and the parties provided cross-releases of all claims, with the plaintiff required to file a satisfaction of judgment. The Company recorded a reduction of the related litigation charge in the fourth quarter of 2011 to reflect the settlement of the litigation. At March 31, 2012, the net present value of the future amounts payable to the plaintiff is $880,000, of which $144,000 is included in accrued liabilities and $736,000 is included in other long-term liabilities.

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

While the Company believes that its insurance coverage is adequate in light of the risks of product liability claims and awards, the Company may be subject to product liability claims which assert damages materially in excess of the limits of its insurance coverage. In December 2010, a significant jury verdict was rendered in the Barnhard product liability suit discussed above. This matter was settled in 2012 for an amount substantially in excess of the insurance coverage available for this claim, which had been asserted in 2005 at a time during which the annual coverage was $5,000,000.

The Company records a reserve for the self insured retention portion of product liability matters for which it is probable that a loss has been incurred and the range of the loss can be determined, and a corresponding insurance receivable to the extent the product liability exposure is recoverable from the Company’s insurance carrier. Excluding the Barnhard matter, the product liability claims accrual is included as a component of accrued liabilities ($1,939,000 and $1,934,000 at March 31, 2012 and December 31, 2011, respectively) and other long-term liabilities ($338,000 and $859,000 at March 31, 2012 and December 31, 2011, respectively) and the insurance recoverable is included as a component of other assets ($338,000 and $859,000 at March 31, 2012 and December 31, 2011, respectively). In addition, the Company recorded a $27,004,000 litigation reserve at December 31, 2011, as a current liability pertaining to the Barnhard judgment and settlement, and a corresponding litigation related receivable of $7,561,000, representing the amount recoverable in the matter from the third party defendant and under the Company’s insurance policies. The Company reviews and adjusts each product liability claim and corresponding receivable on a quarterly basis.

NOTE 13 — INCOME TAXES

For the three months ended March 31, 2012 and March 26, 2011, an income tax expense of 2.5% of income before taxes and an income tax benefit of (146.1%) of income before taxes was recorded, totaling $12,000 and ($225,000), respectively. The amount of income tax expense for the three months ended March 31, 2012 is comprised of state taxes payable. During the three months ended March 26, 2011, a refund of federal alternative minimum taxes paid in the prior year of $257,000 was received, which was recorded as a benefit in the current period since it was fully reserved at December 31, 2010. This was offset by state and federal alternative minimum taxes payable of $32,000 during the period.

At December 31, 2011, U.S. federal net operating loss carryforwards of approximately $9,535,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carryforwards of $6,626,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $539,000, which do not expire, and federal research and development tax credit carryforwards of $490,000, which begin to expire in 2021 and various net operating loss and credit carryforwards for state tax purposes. The U.S. federal operating loss carryforwards begin to expire in 2021. These amounts do not include the settlement payment in the Barnhard matter (see Note 12) of $18,500,000 that was made in March 2012, which will be deductible in 2012.

The Company established a valuation allowance to fully offset net deferred tax assets as of December 31, 2010 due to the uncertainty created by the unfavorable Barnhard jury verdict. A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Since the March 2012 settlement payment in the Barnhard litigation increased the Company’s net operating loss carryforwards by $18,500,000, and since the Company incurred cumulative losses during the three year period ended March 31, 2012, it was determined that a valuation allowance against the entire amount of deferred tax assets continues to be appropriate as of March 31, 2012. Therefore, the Company’s net deferred tax assets of $17,957,000 are fully reserved as of March 31, 2012, and the need for this valuation allowance will be assessed in future periods. As of March 31, 2012, approximately $46,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various expenses.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2007.

The Company has evaluated any uncertain tax positions in its federal income tax return, United Kingdom return and the state tax returns it is currently filing. The Company has also made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis, there has been no change during the period in the balance of unrecognized tax liability of $322,000 as of December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, our ability to comply with the terms of our credit facilities, competitive factors, technological and product developments, market demand, economic conditions, and the resolution of litigation involving the Company. Further information on these and other factors which could affect our financial results can be found in our reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, including Part I thereof, our Current Reports on Form 8-K, this Form 10-Q and the proxy statement dated April 12, 2012.

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

We experienced a sales decline in 2009, with sales stabilizing in 2010. Our net sales for 2011 and the first quarter of 2012 were 14% and 20%, respectively, above net sales for the corresponding prior period. While we believe that this sales growth may reflect improving economic and industry conditions as well as our marketing and new product initiatives, there is no assurance that this trend will continue, and we have seen a slowing in the pace of purchase orders in the beginning of our 2012 second quarter. In particular, we cannot be certain of the extent that a reversal of the recent improvement in economic conditions or a prolonged period of uneven sub-par economic growth in the US or internationally would affect our financial performance.

In December 2010, the jury in the Barnhard product liability suit described elsewhere in this Report apportioned a significant amount of liability to us. In February 2012, we entered into a settlement agreement with the plaintiff. Pursuant to this settlement, we paid to the plaintiff, net of insurance and contribution by the third party defendant, $18,500,000 and agreed to pay an additional sum of approximately $1,000,000 over seven years and the parties exchanged cross-releases of all claims. To fund a portion of these payments we incurred additional debt from our primary lender.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict future events and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $6,248,000, or 20%, to $37,259,000 for the first quarter of 2012 from $31,011,000 for the first quarter of 2011. The 2012 first quarter increase was attributable to an increase of sales of cardiovascular products of $4,251,000, or 26%, to $20,883,000, and increased sales of strength training products of $676,000, or 6%, to $11,701,000, along with increased freight, parts and other sales of $1,321,000, or 39%, to $4,675,000. We believe that the overall increase in sales is reflective of improving economic conditions as well as our marketing and new product initiatives. In addition, 2012 results were aided by an additional five business days in the quarter compared to 2011.

GROSS MARGIN

Gross margin decreased to 32.9% in the first quarter of 2012 from 36.3% in the first quarter of 2011. Margins were lower due to product mix (treadmill sales increased 61%) and higher steel (0.9%) and freight costs (0.5%). Margins in 2012 were negatively impacted by our recently introduced treadmill and Arc Trainer products, which traditionally have initial higher manufacturing costs. We expect to achieve cost improvements in these products over time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $959,000, or 9%, to $11,419,000 in the first quarter of 2012 compared to $10,460,000 in the first quarter of 2011, predominantly due to higher sales and marketing costs including initiatives directed to marketing new products and additional sales and marketing personnel. Selling, general and administrative expenses represented 31% of sales for the first quarter of 2012, compared to 34% of sales for the comparable 2011 period.

LITIGATION CHARGE

The litigation charge relates to additional legal costs for the Barnhard product liability matter for the three months ended March 31, 2012 and March 26, 2011, respectively. See Note 12 to our Consolidated Financial Statements included herein.

NET INTEREST EXPENSE

Net interest expense decreased by $19,000, or 7%, in 2012 to $257,000, predominantly due to lower interest rates. We expect net interest expense for the balance of 2012 to exceed net interest expense for the corresponding periods of 2011, due to the additional bank debt incurred during the first quarter of 2012. See Note 7 to our Consolidated Financial Statements included herein.

INCOME TAXES

A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. We established a valuation allowance to fully offset net deferred tax assets as of December 31, 2010 due to the uncertainty created by the unfavorable Barnhard jury verdict (see Note 12 to our Consolidated Financial Statements). Since the March 2012 settlement payment for the Barnhard litigation increased our net operating loss carryforwards by $18,500,000, and since we had cumulative losses during the three year period ended March 31, 2012, it was determined that a valuation allowance against the entire amount of deferred tax assets continues to be appropriate. Income tax expense recorded for 2012 is the amount of state tax that is currently payable. A 2011 refund of federal alternative minimum taxes paid in prior years of $257,000, recorded as a benefit in 2011 since it was fully reserved as of December 31, 2010, was partially offset by the amount of state and federal alternative minimum taxes of $32,000 that were currently payable. Accordingly, we recorded an income tax expense of $12,000 and an income tax benefit of ($225,000), for the three months ended March 31, 2012 and March 26, 2011, respectively. The effective tax expense (benefit) rate was 2.5% and (146.1%) for the three months March 31, 2012 and March 26, 2011, respectively. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards and credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had working capital of $18,946,000 compared to working capital of $7,862,000 at December 31, 2011. The increase in working capital is primarily due to the net effect of the settlement of the Barnhard litigation during the first quarter of 2012. The Barnhard settlement payments were funded with cash and the proceeds of long-term debt, and resulted in the elimination of the related litigation reserve.

For the three months ended March 31, 2012, we used $18,685,000 of cash flow from operating activities compared to generating $560,000 of cash flow for the three months ended March 26, 2011. The decrease in cash flow is due to the net effect of the settlement of the Barnhard litigation during the first quarter of 2012 and changes in working capital in 2012 as compared to 2011.

Cash used in investing activities of $713,000 during the three months ended March 31, 2012 consisted of purchases of manufacturing tooling and equipment of $398,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $315,000. Cash used in investing activities of $343,000 during the three months ended March 26, 2011 consisted of purchases of computer hardware and infrastructure of $254,000 and purchase of manufacturing tooling and equipment of $89,000, primarily for the manufacture of new products. While capital expenditures for the balance of 2012 are expected to be approximately $3,000,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations and our other cash needs.

Cash provided by financing activities was $9,969,000 for the three months ended March 31, 2012, consisting of the $8,122,000 Medway real estate loan and a net $2,378,000 borrowing on the Citizens revolving credit loan offset by $380,000 of principal payments on the Citizens equipment facility and real estate loan and deferred financing costs of $151,000. Cash used in financing activities was $380,000 for the three months ended March 26, 2011, consisting of principal payments on the Citizens real estate loan.

We have credit facilities with RBS Citizens, National Association and RBS Asset Finance, Inc. (collectively, “Citizens”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. In March 2012, the Citizens Credit Agreement and Loan Agreement were amended to, among other things, increase the ceiling to our revolving line of credit under the Credit Agreement to $18,000,000 and provide under the Loan Agreement an additional $8,122,000 real estate loan on our Medway facility. This additional borrowing capacity was utilized in part to finance a portion of the settlement payments in the Barnhard product liability suit (see Note 12 to our Consolidated Financial Statements). Our Citizens equipment facility provided $4,999,000 of equipment lease financing, the proceeds of which were used in June 2010 to retire equipment term loans and related obligations.

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

We had outstanding at March 31, 2012, $2,378,000 in revolving credit loans, $18,695,000 in real estate loans and $3,336,000 under the Citizens equipment facility. Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding advances and letters of credit. At March 31, 2012, the net availability under the revolving line of credit was $14,197,000.

At March 31, 2012, we were in compliance with all financial covenants included within our credit facilities. While there can be no assurance, we believe that we will remain in compliance with our financing agreements during at least the next 12 months.

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

As of December 31, 2011, we had approximately $16,161,000 in U.S. Federal and non-U.S. net operating loss carryforwards, substantially all of which will be available to offset future taxable income. These loss carryforwards do not include the charges relating to the settlement in March 2012 of the Barnhard matter, as these charges were not deductible for income tax purposes until 2012.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

Contractual obligations:	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Debt	$24,409,000	$2,061,000	$15,514,000	$6,834,000	$—
Interest due including impact of interest rate swap (a)	3,304,000	1,322,000	1,645,000	337,000	—
Capital lease obligation (b)	15,000	12,000	3,000	—	—
Litigation settlement obligation (b)	1,008,000	144,000	288,000	288,000	288,000
Operating lease commitments	1,202,000	569,000	528,000	105,000	—
Purchase obligations	24,892,000	18,312,000	6,580,000	—	—

	$54,830,000	$22,420,000	$24,558,000	$7,564,000	$288,000

(a)	This includes a fixed rate of 8.25% per the interest rate swap agreements.
(b)	Includes future interest obligations.

We have agreements with our named executive officers that provide for severance payments to the officer in the event the employee is terminated without cause or, in certain situations, the officer resigns after a change of control. The maximum cash exposure under these agreements, assuming the employment of the officers terminated effective as of December 31, 2011, was $2,340,000. The actual amounts to be paid can only be determined at the time of the executive officer’s separation from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At March 31, 2012, the maximum contingent liability under all recourse provisions was approximately $3,159,000. A reserve for estimated losses under recourse provisions of $175,000 has been recorded based upon historical experience, and is included in accrued liabilities at March 31, 2012.

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

During the quarter ended March 31, 2012, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from the disclosure within the Company’s Report on Form 10-K for the year ended December 31, 2011.

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

Barnhard v. Cybex International, Inc., et al. See Part I Item 3 of the Company’s Report on Form 10-K for the year ended December 31, 2011, for a description of these proceedings which were terminated in the quarter ended March 31, 2012.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, Part I of the Company’s Report on 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 4.1 – Stock Purchase Warrant dated as of March 15, 2012 to purchase 75,000 shares of Common Stock issued to RBS Citizens, National Association.

Exhibit 10.1– Loan Modification Agreement, dated as of March 15, 2012, between Cybex International, Inc. and RBS Citizens, National Association.

Exhibit 10.2 – Amended and Restated Credit Agreement dated as of March 15, 2012, between Cybex International, Inc. and RBS Citizens, National Association.

Exhibit 10.3 – Amended and Restated Loan Agreement dated as of March 15, 2012, between Cybex International, Inc. and RBS Citizens, National Association.

Exhibit 31.1 – Certification of Chairman and Chief Executive Officer.

Exhibit 31.2 – Certification of President, Chief Operating Officer and Chief Financial Officer.

Exhibit 32.1 – Statement of Chairman and Chief Executive Officer.

Exhibit 32.2 – Statement of President, Chief Operating Officer and Chief Financial Officer.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL – XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE – XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

	By:	/s/ John Aglialoro
May 4, 2012		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
May 4, 2012		Arthur W. Hicks, Jr. President, Chief Operating Officer and Chief Financial Officer