Form 10-Q
period 2012-06-30
CYBEX INTERNATIONAL INC
filed 2012-08-06
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012.

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

On August 6, 2012, the Registrant had outstanding 17,143,050 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	$30,800	$32,564	$68,059	$63,575
Cost of sales	21,736	21,560	46,744	41,325

Gross profit	9,064	11,004	21,315	22,250

Selling, general and administrative expenses	9,930	9,952	21,349	20,413
Litigation charge (reduction)	(30)	1,288	63	1,643

Operating income (loss)	(836)	(236)	(97)	194

Interest expense, net	358	265	615	541

Loss before income taxes	(1,194)	(501)	(712)	(347)
Income tax expense (benefit)	13	54	25	(171)

Net loss	$(1,207)	$(555)	$(737)	$(176)

Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.04)	$(0.01)

Comprehensive loss:
Net loss	$(1,207)	$(555)	$(737)	$(176)

Other comprehensive income (loss):
Foreign currency translation adjustment	34	7	(9)	(16)
Change in fair value of interest rate hedge	117	(94)	204	42

Comprehensive loss	$(1,056)	$(642)	$(542)	$(150)

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,999	$11,958
Accounts receivable, net of allowance of $1,160 and $1,192	16,837	20,251
Inventories	13,541	13,584
Prepaid expenses and other	1,956	2,070
Barnhard litigation related receivable	—	7,561

Total current assets	36,333	55,424
Property, plant and equipment, net	27,825	28,194
Other assets	1,023	1,025

	$65,181	$84,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,061	$1,520
Accounts payable	4,367	5,364
Accrued liabilities	12,831	13,674
Barnhard litigation reserve	—	27,004

Total current liabilities	19,259	47,562
Long-term debt	20,833	12,769
Other liabilities	5,802	4,674

Total liabilities	45,894	65,005

Commitments and Contingencies (Notes 4 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,877 and 17,860 shares issued	1,788	1,786
Additional paid-in capital	69,240	69,051
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(46,966)	(46,229)
Accumulated other comprehensive loss	(1,820)	(2,015)

Total stockholders’ equity	19,287	19,638

	$65,181	$84,643

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2012	June 25, 2011
OPERATING ACTIVITIES:
Net loss	$(737)	$(176)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,293	2,399
Amortization of deferred financing costs	35	40
Stock-based compensation	27	88
Provision for doubtful accounts	192	132
Amortization of interest rate swap	(16)	(16)
Changes in operating assets and liabilities:
Accounts receivable	3,226	2,270
Inventories	39	(2,218)
Prepaid expenses and other	(11)	244
Barnhard litigation reserve, net	(18,500)	1,643
Accounts payable, accrued liabilities and other liabilities	(1,281)	(1,909)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(14,733)	2,497

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,680)	(1,163)

NET CASH USED IN INVESTING ACTIVITIES	(1,680)	(1,163)

FINANCING ACTIVITIES:
Repayment of revolver loan	(9,000)	—
Repayments of term loan	(895)	(760)
Borrowing under revolver loan	10,378	—
Borrowing under term loan	8,122	—
Deferred financing costs	(151)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,454	(760)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,959)	574

CASH AND CASH EQUIVALENTS, beginning of period	11,958	7,030

CASH AND CASH EQUIVALENTS, end of period	$3,999	$7,604

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$574	$548
Cash paid (received) for income taxes, net	50	(158)
Issuance of warrants to bank	163	—

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 16% and 15% of consolidated net sales for the three and six months ended June 30, 2012 and 13% of consolidated net sales for the three and six months ended June 25, 2011, respectively. Accounts receivable from this customer were $1,647,000 and $1,641,000 at June 30, 2012 and December 31, 2011, respectively. Sales to another customer represented 9% and 11% of consolidated net sales for the three and six months ended June 30, 2012 and 8% and 10% of consolidated net sales for the three and six months ended June 25, 2011, respectively. Accounts receivable from this customer were $370,000 and $2,252,000 at June 30, 2012 and December 31, 2011, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

Sales outside of North America represented 32% of consolidated net sales for the three and six months ended June 30, 2012 and 34% and 32% of consolidated net sales for the three and six months ended June 25, 2011, respectively. No single country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for certain of its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a contingency reserve in situations when collection of the lease payments is not probable. At June 30, 2012, the maximum contingent liability under all recourse and guarantee provisions was approximately $2,639,000. A reserve for estimated losses under recourse provisions of $165,000 and $203,000 has been recorded based on historical experience, and is included in accrued liabilities at June 30, 2012 and December 31, 2011, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $18,000 and $27,000 at June 30, 2012 and December 31, 2011, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees is determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

The following table sets forth the change in the reserve for product warranties during the six months ended June 30, 2012:

Balance as of January 1, 2012	$4,228,000
Payments made under product warranties	(2,207,000)
Accrual for product warranties issued	3,098,000

Balance as of June 30, 2012	$5,119,000

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

For the three months ended June 30, 2012, the Company recorded stock-based compensation expense of $14,000 consisting of expenses related to stock options ($10,000) and stock issued to directors ($4,000). For the six months ended June 30, 2012, the Company recorded stock-based compensation expense of $27,000, consisting of expenses related to stock options ($20,000) and stock issued to directors ($7,000). For the three months ended June 25, 2011, the Company recorded stock-based compensation expense of $44,000, consisting of expenses related to stock options ($41,000) and stock issued to directors ($3,000). For the six months ended June 25, 2011, the Company recorded stock-based compensation expense of $88,000, consisting of expenses related to stock options ($83,000) and stock issued to directors ($5,000).

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

A summary of the status of the Company’s stock option plans as of June 30, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2012	633,125	$2.34
Granted	—
Exercised	—
Cancelled/Forfeited	(13,000)	1.73

Outstanding at June 30, 2012	620,125	$2.36	4.56	$168,000

Options exercisable at June 30, 2012	519,125	$2.58	3.99	$125,000

Options vested and expected to vest at June 30, 2012	615,718	$2.36	4.54	$166,000

No options were exercised for the three and six months ended June 30, 2012 and June 25, 2011, respectively.

As of June 30, 2012, there was $94,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.86 years.

At June 30, 2012, there are 611,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$7,388,000	$7,853,000
Work in process	3,323,000	3,160,000
Finished goods	2,830,000	2,571,000

	$13,541,000	$13,584,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Citizens revolving credit loan	$1,378,000	$—
Citizens real estate loans	18,430,000	10,703,000
Citizens equipment facility	3,086,000	3,586,000

	22,894,000	14,289,000
Less – current portion	(2,061,000)	(1,520,000)

	$20,833,000	$12,769,000

In June 2007, a $13,000,000 mortgage loan was advanced to the Company pursuant to the loan agreement (the “Citizens Loan Agreement”) with RBS Citizens, National Association (“Citizens”). The proceeds of this loan were used to finance a portion of the acquisition of an approximate 340,000 square foot manufacturing, office and warehouse facility located in Owatonna, Minnesota. The principal of the Owatonna real estate loan is being retired by eighty-three equal monthly payments of $43,000 along with a balloon payment of $9,403,000 at July 2, 2014.

In July 2008, the Company entered into a credit agreement (the “Citizens Credit Agreement”) with Citizens, providing for a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base composed of designated percentages of the Company’s eligible accounts receivable and eligible inventory.

In March 2012, the Citizens Credit Agreement and Loan Agreement were amended to among other things increase the ceiling of the revolving line of credit under the Credit Agreement to $18,000,000 and provide under the Loan Agreement an additional $8,122,000 mortgage loan on the Company’s Medway facility. This additional borrowing capacity was used in part to finance a portion of the March 2012 settlement payments in the Barnhard product liability suit (see Note 12). The principal of the Medway real estate loan is being retired by sixty equal monthly payments of $45,000 along with a balloon payment of $5,415,000 at March 15, 2017.

Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding advances and letters of credit. At June 30, 2012, the net availability under the revolving line of credit was $14,730,000. The Citizens revolving line of credit is available to July 2, 2013.

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

The Citizens revolving line of credit and Owatonna real estate loan bore interest from June 30, 2009 to March 15, 2012 at LIBOR plus 2.5% to 3.0% based on a performance grid. From March 15, 2012, the Citizens Owatonna and Medway real estate loans bear interest at LIBOR plus 2.5% and the Citizens revolving line of credit bears interest at LIBOR plus 2.0% to 3.75% based on a performance grid. The Citizens Equipment Facility bears interest at a floating rate equal to LIBOR plus 3%. LIBOR was .25% at June 30, 2012.

There were no revolving loans outstanding during the six months ended June 25, 2011. The average outstanding revolving loan balance during the six months ended June 30, 2012 was $1,422,000.

The Company’s credit facilities require the Company to maintain various financial covenants. At June 30, 2012, the Company was in compliance with all financial covenants included within the credit facilities. While there can be no assurance, the Company believes that it will remain in compliance with its financing agreements during the next twelve months.

The Company’s credit agreements contain cross default provisions to each other.

At June 30, 2012 long-term debt maturities are as follows:

Remainder of 2012	$1,031,000
2013	3,439,000
2014	11,205,000
2015	1,128,000
2016	541,000
Thereafter	5,550,000

$22,894,000

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

In June 2006, the Company entered into a forward starting interest rate swap agreement with Citizens which commenced on June 29, 2007 to hedge the LIBOR-based Citizens Owatonna real estate loan. The notional amount of the swap amortizes based on the same amortization schedule as the Citizens Owatonna real estate loan and the hedged item (one-month LIBOR) is the same as the basis for the interest rate on the loan. The swap effectively converts the rate from a floating rate based on LIBOR to a fixed rate which from June 30, 2009 to March 15, 2012 equaled 8.25% or 8.75% based on a performance grid and from March 15, 2012 equals 8.25%. The swap and interest payments on the debt settle monthly. The real estate loan and the swap both mature on July 2, 2014. There was no initial cost of the interest rate swap. The Company designates the interest rate swap as a derivative hedging instrument and, accordingly, changes in the fair value of this swap are recorded as a component of accumulated other comprehensive loss.

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swap agreement	$—	$—	—	$1,088,000	$1,307,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive loss for the three and six months ended June 30, 2012 and June 25, 2011, respectively:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss, net of tax
Derivatives in	Three Months Ended		Six Months Ended
Cash Flow Hedging Relationship	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Interest rate swap agreement	$117,000	$(94,000)	$204,000	$42,000

	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
Derivatives in	Three Months Ended		Six Months Ended
Cash Flow Hedging Relationship	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Interest rate swap agreement	$(146,000)	$(156,000)	$(292,000)	$(309,000)

See Note 9 — Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of June 30, 2012.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. The amount expected to be reclassified into pre-tax earnings in the next 12 months is $250,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments, as amended, that are outstanding as of June 30, 2012 and December 31, 2011, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value and is described below:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. There were no transfers between levels 1, 2, or 3 during 2012 or 2011.

	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,088,000	—	$1,088,000	—

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,307,000	—	$1,307,000	—

The valuation of the interest rate swap agreement is based on quoted prices from the counterparty that values this instrument using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

At June 30, 2012, there are 1,306,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

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

The following summarizes the components of accumulated other comprehensive loss at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Cumulative translation adjustment	$(1,321,000)	$(1,312,000)
Change in fair value of interest rate hedge (net of tax) (1)	(499,000)	(703,000)

Total	$(1,820,000)	$(2,015,000)

(1)	Net of deferred income tax asset of $382,000 and $458,000 at June 30, 2012 and December 31, 2011, respectively, which are reserved by a valuation allowance at the end of each period.

NOTE 11 — NET LOSS PER SHARE

The table below sets forth the reconciliation of the basic and diluted net loss per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Shares used in computing basic net loss per share	17,128,000	17,120,000	17,124,000	17,120,000
Dilutive effect of options and warrants	—	—	—	—

Shares used in computing diluted net loss per share	17,128,000	17,120,000	17,124,000	17,120,000

For the three and six months ended June 30, 2012, options to purchase 620,125 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share and warrants to purchase 75,000 shares at an exercise price of $0.10 per share were outstanding but were not included in the computation of diluted net loss per share as the result would be anti-dilutive. For the three and six months ended June 25, 2011, options to purchase 694,875 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the calculation of diluted net loss per share as the result would be anti-dilutive.

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

In February 2012, the parties entered into a settlement agreement. Pursuant to this settlement, Cybex in March 2012 paid to the plaintiff $18,500,000 and agreed to pay an additional sum of approximately $1,000,000 over seven years, the parties provided cross-releases of all claims, and a satisfaction of judgment has been recorded. The Company recorded a reduction of the related litigation charge in the fourth quarter of 2011 to reflect the settlement of the litigation. At June 30, 2012, the net present value of the future amounts payable to the plaintiff is $849,000, of which $144,000 is included in accrued liabilities and $705,000 is included in other long-term liabilities.

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

Other

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

The Company records a reserve for the self insured retention portion of product liability matters for which it is probable that a loss has been incurred and the range of the loss can be determined, and a corresponding insurance receivable to the extent the product liability exposure is recoverable from the Company’s insurance carrier. Excluding the Barnhard matter, the product liability claims accrual is included as a component of accrued liabilities ($1,760,000 and $1,934,000 at June 30, 2012 and December 31, 2011, respectively) and other long-term liabilities ($383,000 and $859,000 at June 30, 2012 and December 31, 2011, respectively) and the insurance recoverable is included as a component of other assets ($383,000 and $859,000 at June 30, 2012 and December 31, 2011, respectively). In addition, the Company recorded a $27,004,000 litigation reserve at December 31, 2011, as a current liability pertaining to the Barnhard judgment and settlement, and a corresponding litigation related receivable of $7,561,000, representing the amount recoverable in the matter from the third party defendant and under the Company’s insurance policies. The Company reviews and adjusts each product liability claim and corresponding receivable on a quarterly basis.

NOTE 13 — INCOME TAXES

For the six months ended June 30, 2012 and June 25, 2011, an income tax expense of 3.5% of loss before taxes and an income tax benefit of (49.3%) of income before taxes was recorded, totaling $25,000 and ($171,000), respectively. The amount of income tax expense for the six months ended June 30, 2012 is comprised of state taxes payable. During the first quarter of 2011, a refund of federal alternative minimum taxes paid in the prior year of $257,000 was received, which was recorded as a benefit in the current period since it was fully reserved at December 31, 2010. This was offset by state and federal alternative minimum taxes payable of $86,000 during the six months ended June 25, 2011.

At December 31, 2011, U.S. federal net operating loss carryforwards of approximately $9,535,000 were available to offset future taxable income and, as of such date, the Company had foreign net operating loss carryforwards of $6,626,000, which have an unlimited life, federal alternative minimum tax credit carryforwards of $539,000, which do not expire, and federal research and development tax credit carryforwards of $490,000, which begin to expire in 2021 and various net operating loss and credit carryforwards for state tax purposes. The U.S. federal operating loss carryforwards begin to expire in 2021. These amounts do not include the settlement payment in the Barnhard matter (see Note 12) of $18,500,000 that was made in March 2012, which is deductible in 2012.

The Company established a valuation allowance to fully offset net deferred tax assets as of December 31, 2010 due to the uncertainty created by the unfavorable Barnhard jury verdict. A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Since the March 2012 settlement payment in the Barnhard litigation will increase the Company’s net operating loss carryforwards by $18,500,000, and since the Company incurred cumulative losses during the three year period ended June 30, 2012, it was determined that a valuation allowance against the entire amount of deferred tax assets continues to be appropriate as of June 30, 2012. Therefore, the Company’s net deferred tax assets of $18,420,000 are fully reserved as of June 30, 2012, and the need for this valuation allowance will be assessed in future periods. As of June 30, 2012, approximately $47,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various expenses.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made below. These include, but are not limited to, our ability to comply with the terms of our credit facilities, competitive factors, technological and product developments, market demand, economic conditions and the resolution of litigation involving the Company. Further information on these and other factors which could affect our financial results can be found in our reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, including Part I thereof, our Current Reports on Form 8-K, this Form 10-Q and the proxy statement dated April 12, 2012.

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

We experienced a sales decline in 2009, with sales stabilizing in 2010. Our net sales for 2011 and the first six months of 2012 were 14% and 7%, respectively, above net sales for the corresponding prior period. While we believe that improving economic and industry conditions and our marketing and new product initiatives have been contributing factors to this sales growth, we experienced an approximate 5% decline in net sales in our second quarter of 2012 compared to the 2011 second quarter. It is our belief that the second quarter sales decline reflects current uncertainty in the general economy rather than a longer term trend. However, we cannot be certain of the extent that a reversal of improvement in economic conditions or a prolonged period of uneven sub-par economic growth in the US, Europe or other areas in which we do business would affect our financial performance.

In December 2010, the jury in the Barnhard product liability suit described elsewhere in this Report apportioned a significant amount of liability to us. In February 2012, we entered into a settlement agreement with the plaintiff. Pursuant to this settlement, we paid to the plaintiff, net of insurance and contribution by the third party defendant, $18,500,000 and agreed to pay an additional sum of approximately $1,000,000 over seven years. To fund a portion of these payments we incurred additional debt from our primary lender.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict future events and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

NET SALES

Our net sales decreased $1,764,000 or 5%, to $30,800,000 for the second quarter of 2012 versus $32,564,000 for the second quarter of 2011. For the six months ended June 30, 2012, net sales increased $4,484,000 or 7%, to $68,059,000 from $63,575,000 compared to the same period in 2011. For the second quarter of 2012, sales of cardiovascular products decreased $793,000 or 4% to $17,499,000, and sales of strength products decreased $1,068,000 or 10% to $9,560,000, offset by increased freight, parts and other sales of $97,000 or 3% to $3,741,000 compared to the same period in 2011. For the six months ended June 30, 2012, sales of cardiovascular products increased $3,458,000 or 10%, to $38,382,000 and freight, parts and other sales increased $1,418,000 or 20%, to $8,416,000, offset by decreases in sales of strength product of $392,000, or 2%, to $21,261,000 compared to the same period in 2011. The sales results for the six months ended June 30, 2012 were aided by an additional five business days in 2012 compared to 2011.

GROSS MARGIN

Gross margin for the second quarter of 2012 decreased by 4.4% to 29.4%, from 33.8% for the same period in 2011. Gross margin for the six months ended June 30, 2012 decreased by 3.7% to 31.3%, from 35.0% for the same period in 2011. Warranty expense increased by 2.0% and 0.9% of sales in the quarter and six months ended June 30, 2012, respectively, largely as a result of increased sales of recently introduced cardiovascular products. Additionally, margins in 2012 were negatively impacted by our recently introduced treadmill and Arc Trainer products, which traditionally have initial higher manufacturing costs. We expect to achieve cost improvements in these products over time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $22,000, or 0.2%, to $9,930,000 in the second quarter of 2012 compared to $9,952,000 in the second quarter of 2011. For the six months ended June 30, 2012, selling, general and administrative expenses increased by $936,000, or 5%, to $21,349,000 compared to $20,413,000 for the comparable period in 2011. The increase for the six month period was predominantly due to higher sales and marketing costs, including initiatives directed to marketing new products, and additional sales and marketing personnel. Selling, general and administrative expenses represented 32% and 31% of sales for the three and six months ended June 30, 2012, and 31% and 32% of sales for the three and six months ended June 25, 2011, respectively.

LITIGATION CHARGE (REDUCTION)

The 2011 litigation charges predominantly relate to interest accruing on the Barnhard product liability judgment. The 2012 litigation charge (reduction) relate to further adjustments to the Barnhard litigation reserve following settlement of the matter. We do not expect additional Barnhard related adjustments going forward. See Note 12 to our Consolidated Financial Statements included herein.

NET INTEREST EXPENSE

Net interest expense increased by $93,000 in the second quarter of 2012 compared to the corresponding period of 2011. For the six months ended June 30, 2012, net interest expense increased by $74,000. The increases are due to the additional bank debt incurred during the first quarter of 2012. We expect net interest expense for the balance of 2012 to exceed net interest expense for the corresponding periods of 2011, due to this additional bank debt. See Note 7 to our Consolidated Financial Statements included herein.

INCOME TAXES

A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. We established a valuation allowance to fully offset net deferred tax assets as of December 31, 2010 due to the uncertainty created by the unfavorable Barnhard jury verdict (see Note 12 to our Consolidated Financial Statements). Since the March 2012 settlement payment for the Barnhard litigation will increase our net operating loss carryforwards by $18,500,000, and since we had cumulative losses during the three year period ended June 30, 2012, it was determined that a valuation allowance against the entire amount of deferred tax assets continues to be appropriate as of June 30, 2012. Income tax expense recorded for 2012 is the amount of state tax that is currently payable. A 2011 refund of federal alternative minimum taxes paid in prior years of $257,000, recorded as a benefit in 2011 since it was fully reserved as of December 31, 2010, was partially offset by the amount of state and federal alternative minimum taxes of $86,000 that were currently payable. Accordingly, we recorded an income tax expense of $13,000 and $25,000 for the three and six months ended June 30, 2012, and an income tax expense of $54,000 and an income tax benefit of ($171,000) for the three and six months ended June 25, 2011, respectively. The effective tax expense (benefit) rate was 3.5% and (49.3%) for the six months ended June 30, 2012 and June 25, 2011, respectively. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards and credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had working capital of $17,074,000 compared to working capital of $7,862,000 at December 31, 2011. The increase in working capital is primarily due to the net effect of the settlement of the Barnhard litigation during the first quarter of 2012. The Barnhard settlement payments were primarily funded with cash and the proceeds of long-term debt, and resulted in the elimination of the related litigation reserve.

For the six months ended June 30, 2012, we used $14,733,000 of cash flow from operating activities compared to generating $2,497,000 of cash flow for the six months ended June 25, 2011. The decrease in cash flow is predominantly due to the net effect of the settlement of the Barnhard litigation during the first quarter of 2012, offset in part by changes in working capital in 2012 as compared to 2011.

Cash used in investing activities of $1,680,000 during the six months ended June 30, 2012 consisted of purchases of manufacturing tooling and equipment of $1,290,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $390,000. Cash used in investing activities of $1,163,000 during the six months ended June 25, 2011 consisted of purchases of computer hardware and infrastructure of $679,000 and purchase of manufacturing tooling and equipment of $484,000, primarily for the manufacture of new products. While capital expenditures for the balance of 2012 are expected to be approximately $2,000,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations and our other cash needs.

Cash provided by financing activities was $8,454,000 for the six months ended June 30, 2012, consisting of the $8,122,000 Medway real estate loan and a net $1,378,000 borrowing on the Citizens revolving credit loan offset by $895,000 of principal payments on the Citizens equipment facility and real estate loans and deferred financing costs of $151,000. Cash used in financing activities was $760,000 for the six months ended June 25, 2011, consisting of principal payments on the Citizens real estate loan.

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

We had outstanding at June 30, 2012, $1,378,000 in revolving credit loans, $18,430,000 in real estate loans and $3,086,000 under the Citizens equipment facility. Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding advances and letters of credit. At June 30, 2012, the net availability under the revolving line of credit was $14,730,000.

At June 30, 2012, we were in compliance with all financial covenants included within our credit facilities. While there can be no assurance, we believe that we will remain in compliance with our financing agreements during at least the next 12 months.

We rely upon cash flows from our operations and borrowings under our credit facilities to fund our working capital and capital expenditure requirements. We believe that our cash flows and the availability under our credit facilities are sufficient to fund our general working capital and capital expenditure needs for at least the next 12 months. However, a decline in sales or margins or a failure to remain in compliance with the terms of our credit facilities or to extend our revolving line of credit could result in having insufficient funds for our working capital and capital expenditure needs.

As of December 31, 2011, we had approximately $16,161,000 in U.S. Federal and non-U.S. net operating loss carryforwards, substantially all of which will be available to offset future taxable income. These loss carryforwards do not include the charges relating to the settlement in March 2012 of the Barnhard matter, as these charges were not deductible for income tax purposes until 2012.

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$22,894,000	$2,061,000	$ 14,384,000	$6,449,000	$—
Interest due including impact of interest rate swap (a)	3,149,000	1,274,000	1,593,000	282,000	—
Capital lease obligation (b)	12,000	12,000	—	—	—
Litigation settlement obligation (b)	972,000	144,000	288,000	288,000	252,000
Operating lease commitments	1,056,000	515,000	476,000	65,000	—
Purchase obligations	25,318,000	18,027,000	7,291,000	—	—

	$53,401,000	$22,033,000	$24,032,000	$7,084,000	$252,000

(a)	This includes a fixed rate of 8.25% per the interest rate swap agreements.
(b)	Includes future interest obligations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At June 30, 2012, the maximum contingent liability under all recourse provisions was approximately $2,639,000. A reserve for estimated losses under recourse provisions of $165,000 has been recorded based upon historical experience, and is included in accrued liabilities at June 30, 2012.

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

As of June 30, 2012, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2011.

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

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB – XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE – XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cybex International, Inc.

August 6, 2012	By:	/s/ John Aglialoro
John Aglialoro Chairman and Chief Executive Officer

August 6, 2012	By:	/s/ Arthur W. Hicks, Jr.
Arthur W. Hicks, Jr. President, Chief Operating Officer and Chief Financial Officer