Form 10-Q
period 2012-09-29
CYBEX INTERNATIONAL INC
filed 2012-11-05
CIK 60876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 29, 2012.

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

On November 5, 2012, the Registrant had outstanding 17,143,050 shares of Common Stock, par value $0.10 per share, which is the Registrant’s only class of Common Stock.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net sales	$34,368	$33,478	$102,427	$97,054
Cost of sales	22,942	21,728	69,686	63,053

Gross profit	11,426	11,750	32,741	34,001
Selling, general and administrative expenses	10,154	10,404	31,498	30,818
Litigation charge (reduction)	(68)	1,362	—	3,005

Operating income (loss)	1,340	(16)	1,243	178

Interest expense, net	331	240	946	781

Income (loss) before income taxes	1,009	(256)	297	(603)
Income tax expense (benefit)	(74)	22	(49)	(149)

Net income (loss)	$1,083	$(278)	$346	$(454)

Basic and diluted net income (loss) per share	$0.06	$(0.02)	$0.02	$(0.03)

Comprehensive income (loss):
Net income (loss)	$1,083	$(278)	$346	$(454)

Other comprehensive income (loss):
Foreign currency translation adjustment	(57)	50	(66)	34
Change in fair value of interest rate hedge	101	7	305	49

Comprehensive income (loss)	$1,127	$(221)	$585	$(371)

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,181	$11,958
Accounts receivable, net of allowance of $1,222 and $1,192	18,620	20,251
Inventories	14,258	13,584
Prepaid expenses and other	1,596	2,070
Barnhard litigation related receivable	—	7,561

Total current assets	36,655	55,424
Property, plant and equipment, net	27,131	28,194
Other assets	827	1,025

	$64,613	$84,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,061	$1,520
Accounts payable	5,302	5,364
Accrued liabilities	12,295	13,674
Barnhard litigation reserve	—	27,004

Total current liabilities	19,658	47,562
Long-term debt	18,939	12,769
Other liabilities	5,579	4,674

Total liabilities	44,176	65,005

Commitments and Contingencies (Notes 4 and 12)
Stockholders’ Equity:
Common stock, $.10 par value, 30,000 shares authorized, 17,883 and 17,860 shares issued	1,788	1,786
Additional paid-in capital	69,263	69,051
Treasury stock, at cost (740 shares)	(2,955)	(2,955)
Accumulated deficit	(45,883)	(46,229)
Accumulated other comprehensive loss	(1,776)	(2,015)

Total stockholders’ equity	20,437	19,638

	$64,613	$84,643

See notes to consolidated financial statements.

CYBEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2012	September 24, 2011
OPERATING ACTIVITIES:
Net income (loss)	$346	$(454)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,426	3,491
Amortization of deferred financing costs	58	47
Stock-based compensation	42	130
Provision for doubtful accounts	213	174
Amortization of interest rate swap	(23)	(23)
Changes in operating assets and liabilities:
Accounts receivable	1,459	(579)
Inventories	(710)	(2,238)
Prepaid expenses and other	368	249
Barnhard litigation reserve, net	(18,500)	3,005
Accounts payable, accrued liabilities and other liabilities	(615)	2,166

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(13,936)	5,968

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,408)	(1,954)

NET CASH USED IN INVESTING ACTIVITIES	(2,408)	(1,954)

FINANCING ACTIVITIES:
Repayment of revolver loan	(10,378)	—
Repayments of term loan	(1,411)	(1,140)
Borrowing under revolver loan	10,378	—
Borrowing under term loan	8,122	—
Deferred financing costs	(151)	—
Proceeds from exercise of stock options	7	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,567	(1,140)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,777)	2,874

CASH AND CASH EQUIVALENTS, beginning of period	11,958	7,030

CASH AND CASH EQUIVALENTS, end of period	$2,181	$9,904

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$888	$816
Cash paid (received) for income taxes, net	52	(105)
Issuance of warrants to bank	163	—

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2012 are not necessarily indicative of the results that may be expected for the entire year.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and other information included in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2011.

On October 17, 2012, the Company’s Board of Directors approved an Agreement and Plan of Merger pursuant to which all of the Company’s outstanding common stock, exclusive of shares owned by the Company’s largest shareholder, UM Holdings, Ltd. (“UM”), its subsidiaries, and John Aglialoro and Joan Carter, would be converted into $2.55 per share payable in cash, in a “going private” merger transaction. Consummation of the merger is subject to various conditions, including shareholder approval of the Merger Agreement and consummation of financing. See Note 14 for a description of this transaction.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in the financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires that items reclassified from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from other comprehensive income to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of other comprehensive income, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance was effective for the periods beginning after December 15, 2011 and early adoption was permitted. The Company adopted these requirements during 2011, with retrospective application to all periods presented, except with regard to the requirements to present reclassifications from other comprehensive income to net income on the face of the financial statements. The adoption of this guidance did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 3 — CONCENTRATION OF RISK AND GEOGRAPHIC SEGMENT DATA

Sales to one customer represented 15% of consolidated net sales for the three and nine months ended September 29, 2012 and 13% of consolidated net sales for the three and nine months ended September 24, 2011, respectively. Accounts receivable from this customer were $1,556,000 and $1,641,000 at September 29, 2012 and December 31, 2011, respectively. Sales to another customer represented 12% and 11% of consolidated net sales for the three and nine months ended September 29, 2012 and 8% and 9% of consolidated net sales for the three and nine months ended September 24, 2011, respectively. Accounts receivable from this customer were $2,923,000 and $2,252,000 at September 29, 2012 and December 31, 2011, respectively. No other single customer accounted for more than 10% of the Company’s net sales in any of those periods.

Sales outside of North America represented 32% of consolidated net sales for the three and nine months ended September 29, 2012 and 32% of consolidated net sales for the three and nine months ended September 24, 2011, respectively. No single country besides the United States accounts for greater than 10% of consolidated net sales.

NOTE 4 — ACCOUNTING FOR GUARANTEES

The Company arranges equipment leases and other financings for certain of its customers. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. In such situations, the Company ensures that the transaction between the independent leasing company and the end user customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve in situations when collection of the lease payments is not probable. At September 29, 2012, the maximum contingent liability under all recourse and guarantee provisions was approximately $2,023,000. A reserve for estimated losses under recourse provisions of $126,000 and $203,000 has been recorded based on historical experience, and is included in accrued liabilities at September 29, 2012 and December 31, 2011, respectively.

The Company as guarantor will recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. The Company has recorded a net liability of $16,000 and $27,000 at September 29, 2012 and December 31, 2011, respectively, for the estimated fair value of the Company’s guarantees. The fair value of the guarantees is determined based on the estimated cost for a customer to obtain a letter of credit from a bank or similar institution. This liability is reduced on a straight-line basis over the term of each respective guarantee. In most cases, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the customer. It is not practicable to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

The following table sets forth the change in the reserve for product warranties during the nine months ended September 29, 2012:

Balance as of January 1, 2012	$4,228,000
Payments made under product warranties	(3,096,000)
Accrual for product warranties issued	4,110,000

Balance as of September 29, 2012	$5,242,000

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

For the three months ended September 29, 2012, the Company recorded stock-based compensation expense of $15,000 consisting of expenses related to stock options ($10,000) and stock issued to directors ($5,000). For the nine months ended September 29, 2012, the Company recorded stock-based compensation expense of $42,000, consisting of expenses related to stock options ($30,000) and stock issued to directors ($12,000). For the three months ended September 24, 2011, the Company recorded stock-based compensation expense of $42,000, consisting of expenses related to stock options ($39,000) and stock issued to directors ($3,000). For the nine months ended September 24, 2011, the Company recorded stock-based compensation expense of $130,000, consisting of expenses related to stock options ($122,000) and stock issued to directors ($8,000).

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

A summary of the status of the Company’s stock option plans as of September 29, 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2012	633,125	$2.34
Granted	—	—
Exercised	(6,000)	1.20
Cancelled/Forfeited	(16,000)	2.07

Outstanding at September 29, 2012	611,125	$2.36	4.32	$92,000

Options exercisable at September 29, 2012	510,125	$2.59	3.75	$66,000

Options vested and expected to vest at September 29, 2012	607,452	$2.37	4.31	$91,000

The intrinsic value of options exercised in the three months ended September 29, 2012 and September 24, 2011 was $1,000 and $0, respectively. The intrinsic value of options exercised in the nine months ended September 29, 2012 and September 24, 2011 was $1,000 and $0, respectively.

As of September 29, 2012, there was $78,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.68 years.

At September 29, 2012, there are 613,000 shares available for future issuance pursuant to the 2005 Omnibus Incentive Plan.

NOTE 6 — INVENTORIES

Inventories consist of the following:

	September 29, 2012	December 31, 2011
Raw materials	$8,545,000	$7,853,000
Work in process	3,257,000	3,160,000
Finished goods	2,456,000	2,571,000

	$14,258,000	$13,584,000

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 29, 2012	December 31, 2011
Citizens revolving credit loan	$—	$—
Citizens real estate loans	18,164,000	10,703,000
Citizens equipment facility	2,836,000	3,586,000

	21,000,000	14,289,000
Less – current portion	(2,061,000)	(1,520,000)

	$18,939,000	$12,769,000

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

Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding advances and letters of credit. At September 29, 2012, the net availability under the revolving line of credit was $16,869,000. The Citizens revolving line of credit is available to July 2, 2013.

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

The Citizens revolving line of credit and Owatonna real estate loan bore interest from June 30, 2009 to March 15, 2012 at LIBOR plus 2.5% to 3.0% based on a performance grid. From March 15, 2012, the Citizens Owatonna and Medway real estate loans bear interest at LIBOR plus 2.5% and the Citizens revolving line of credit bears interest at LIBOR plus 2.0% to 3.75% based on a performance grid. The Citizens Equipment Facility bears interest at a floating rate equal to LIBOR plus 3%. LIBOR was .21% at September 29, 2012.

There were no revolving loans outstanding during the nine months ended September 24, 2011. The average outstanding revolving loan balance during the nine months ended September 29, 2012 was $1,087,000.

The Company’s credit facilities require the Company to maintain various financial covenants. At September 29, 2012, the Company was in compliance with all financial covenants included within the credit facilities. While there can be no assurance, the Company believes that it will remain in compliance with its financing agreements during at least the next twelve months.

The Company’s various credit agreements contain cross default provisions.

At September 29, 2012 long-term debt maturities are as follows:

Remainder of 2012	$515,000
2013	2,061,000
2014	11,205,000
2015	1,128,000
2016	541,000
Thereafter	5,550,000

$21,000,000

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

The following table presents the fair values of derivatives included within the consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
	September 29, 2012	December 31, 2011	Balance Sheet Location	September 29, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swap agreement	$—	$—	—	$978,000	$1,307,000	Other Liabilities

The following table presents the amounts affecting the consolidated statements of operations and accumulated other comprehensive income (loss) for the three and nine months ended September 29, 2012 and September 24, 2011, respectively:

	Amount of Gain Recognized in Other Comprehensive Income (Loss), net of tax
Derivatives in Cash Flow Hedging Relationship	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Interest rate swap agreement	$101,000	$7,000	$305,000	$49,000

	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Interest rate swap agreement	$(145,000)	$(150,000)	$(437,500)	$(459,000)

See Note 9 – Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to these financial instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. Therefore, the Company had no exposure to its counterparties as of September 29, 2012.

For the cash flow hedges referred to above, the amounts in accumulated other comprehensive loss are reclassified into earnings as the underlying hedged item affects earnings. Based on current interest rates, the amount expected to be reclassified into pre-tax earnings in the next twelve months is $227,000. The timing of actual amounts reclassified into earnings is dependent on future movement in interest rates.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and derivative instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the short maturity of these instruments. Based on the terms of the Company’s debt instruments, as amended, that are outstanding as of September 29, 2012 and December 31, 2011, respectively, the carrying values are considered to approximate their respective fair values. See Note 7 for the terms and carrying values of the Company’s various debt instruments.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 29, 2012 and December 31, 2011, respectively, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value and is described below:

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

	Balance at September 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$978,000	—	$978,000	—

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,307,000	—	$1,307,000	—

The valuation of the interest rate swap agreement is based on quoted prices from the counterparty that values this instrument using proprietary models and market information at the date presented, as well as consideration of the impact of the risk of non-performance of the counterparty and the Company.

There were no non-financial assets or liabilities subject to measurement at fair value on a non-recurring basis at September 29, 2012 and December 31, 2011, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company’s Board has the ability to issue, without approval by the common shareholders, up to 500,000 shares of $1 par value preferred stock having rights and preferences as the Board may determine in its sole discretion.

Common Stock:

At September 29, 2012, there are 1,299,125 shares of common stock reserved for future issuance pursuant to the exercise or issuance of stock options and warrants.

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

The following summarizes the components of accumulated other comprehensive loss at September 29, 2012 and December 31, 2011:

	September 29, 2012	December 31, 2011
Cumulative translation adjustment	$(1,378,000)	$(1,312,000)
Change in fair value of interest rate hedge (net of tax) (1)	(398,000)	(703,000)

Total	$(1,776,000)	$(2,015,000)

(1)	Net of deferred income tax asset of $344,000 and $458,000 at September 29, 2012 and December 31, 2011, respectively, which are reserved by a valuation allowance at the end of each period.

NOTE 11 — NET INCOME (LOSS) PER SHARE

The table below sets forth the reconciliation of the basic and diluted net income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Shares used in computing basic net income (loss) per share	17,141,000	17,120,000	17,130,000	17,120,000
Dilutive effect of options and warrants	95,000	—	119,000	—

Shares used in computing diluted net income (loss) per share	17,236,000	17,120,000	17,249,000	17,120,000

For the three and nine months ended September 29, 2012, options and warrants to purchase 221,000 and 193,000 shares of common stock at exercise prices ranging from $1.51 to $7.37 per share and $1.81 - $7.37 per share, respectively, were outstanding but were not included in the computation of diluted net income per share as the result would be anti-dilutive. For the three and nine months ended September 24, 2011, options to purchase 679,875 shares of common stock at exercise prices ranging from $1.17 to $7.37 per share were outstanding but were not included in the calculation of diluted net loss per share as the result would be anti-dilutive.

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

In February 2012, the parties entered into a settlement agreement. Pursuant to this settlement, Cybex in March 2012 paid to the plaintiff $18,500,000 and agreed to pay an additional sum of approximately $1,000,000 over seven years, the parties provided cross-releases of all claims, and a satisfaction of judgment has been recorded. The Company recorded a reduction of the related litigation charge in the fourth quarter of 2011 to reflect the settlement of the litigation. At September 29, 2012, the net present value of the future amounts payable to the plaintiff is $817,000, of which $144,000 is included in accrued liabilities and $673,000 is included in other long-term liabilities.

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

Product Liability

As a manufacturer of fitness products, the Company is inherently subject to the hazards and uncertainties of product liability litigation. The Company has maintained, and expects to continue to maintain, product liability insurance, and it includes reserves for self insured retention in accrued liabilities in the consolidated balance sheets. The Company’s product liability insurance, which is on a claims made basis, provides an aggregate of $25,000,000 of annual coverage for claims made on or after December 1, 2011, $10,000,000 of annual coverage for claims made on or after December 1, 2008 and before December 1, 2011, and $5,000,000 of annual coverage for claims made prior to December 1, 2008. The amount of coverage for a claim is reduced as payments are made under the policy for that policy year. These policies include a deductible of $250,000 per claim ($100,000 for claims between December 1, 2007 and December 1, 2008), with an annual aggregate deductible of $1,000,000 on claims made on or after December 1, 2008 and $750,000 on claims made prior to December 1, 2008.

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

The Company records a reserve for the self insured retention portion of product liability matters for which it is probable that a loss has been incurred and the range of the loss can be determined, and a corresponding insurance receivable to the extent the product liability exposure is recoverable from the Company’s insurance carrier. Excluding the Barnhard matter, the product liability claims accrual is included as a component of accrued liabilities ($1,785,000 and $1,934,000 at September 29, 2012 and December 31, 2011, respectively) and other long-term liabilities ($169,000 and $859,000 at September 29, 2012 and December 31, 2011, respectively) and the insurance recoverable is included as a component of other assets ($169,000 and $859,000 at September 29, 2012 and December 31, 2011, respectively). In addition, the Company recorded a $27,004,000 litigation reserve at December 31, 2011, as a current liability pertaining to the Barnhard judgment and settlement, and a corresponding litigation related receivable of $7,561,000, representing the amount recoverable in the matter from the third party defendant and under the Company’s insurance policies. The Company reviews and adjusts each product liability claim and corresponding receivable on a quarterly basis.

NOTE 13 — INCOME TAXES

For the nine months ended September 29, 2012 and September 24, 2011, an income tax benefit of (16.5%) of income before taxes and an income tax benefit of (24.7%) of loss before taxes was recorded, totaling ($49,000) and ($149,000), respectively. The amount of income tax benefit for the nine months ended September 29, 2012 is comprised of the reduction in the amount of federal and state income taxes paid in the prior year compared to the amount provided, primarily due to timing of expense payments, offset by the amount of state taxes currently payable. During the first quarter of 2011, a refund of federal alternative minimum taxes paid in the prior year of $257,000 was received, which was recorded as a benefit in the current period since it was fully reserved at December 31, 2010. This was offset by state and federal alternative minimum taxes payable of $108,000 during the nine months ended September 24, 2011.

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

The Company established a valuation allowance to fully offset net deferred tax assets as of December 31, 2010 due to the uncertainty created by the unfavorable Barnhard jury verdict. A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. Since the March 2012 settlement payment in the Barnhard litigation will increase the Company’s net operating loss carryforwards by $18,500,000, and since the Company incurred cumulative losses during the three year period ended September 29, 2012, it was determined that a valuation allowance against the entire amount of deferred tax assets continues to be appropriate as of September 29, 2012. Therefore, the Company’s net deferred tax assets of $18,256,000 are fully reserved as of September 29, 2012, and the need for this valuation allowance will be assessed in future periods. As of September 29, 2012, approximately $47,000,000 of future taxable income is needed to fully realize the Company’s deferred tax assets. The difference between this figure and the net operating loss carryforwards and credits is primarily cumulative book versus tax differences related to various expenses.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom and various state jurisdictions. The Company is no longer subject to U.S. federal, United Kingdom and state income tax examinations by tax authorities for years before 2007.

The Company has evaluated any uncertain tax positions in its federal income tax return, United Kingdom return and the state tax returns it is currently filing. The Company has also made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. Based on this analysis, there has been a decrease of $101,000 in the balance of unrecognized tax liability for the nine months ended September 29, 2012, which is $221,000 as of September 29, 2012.

NOTE 14 — SUBSEQUENT EVENTS

On October 17, 2012, the Company’s Board of Directors approved an Agreement and Plan of Merger pursuant to which all of the Company’s outstanding common stock, exclusive of shares owned by the Company’s largest shareholder, UM, its subsidiaries, and John Aglialoro and Joan Carter, would be converted into $2.55 per share payable in cash, in a “going private” merger transaction. John Aglialoro is Cybex’s Chairman and CEO and Joan Carter is a director of the Company, and together with UM own approximately 49.4% of the Company’s outstanding common stock.

If the merger is approved and consummated, the Company will be solely owned by UM, Mr. Aglialoro and Ms. Carter. As a result, shares of the Company’s common stock will be deregistered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”); the Company will no longer be subject to the reporting requirements of the Exchange Act; and its shares will no longer trade on any market.

Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by the affirmative vote of two-thirds of all outstanding shares and a majority of the shares held by the public shareholders, and consummation of financing. While there can be no assurance that the merger will be approved by the shareholders or consummated, the Company anticipates that it will seek approval of the merger at a Special Shareholders Meeting to be held during the first quarter of 2013 and if approval is obtained the transaction will close shortly thereafter.

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

We experienced a sales decline in 2009, with sales stabilizing in 2010. Our net sales for 2011 and the first nine months of 2012 were 14% and 6%, respectively, above net sales for the corresponding prior periods. While we believe that improving economic and industry conditions and our marketing and new product initiatives have been contributing factors to this sales growth, we cannot be certain of the extent that a reversal of improvement in economic conditions or a prolonged period of uneven sub-par economic growth in the US, Europe or other areas in which we do business would affect our financial performance.

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

On October 17, 2012, our Board of Directors approved an Agreement and Plan of Merger pursuant to which all of our outstanding common stock, exclusive of shares owned by the Company’s largest shareholder, UM Holdings, Ltd. (“UM”), its subsidiaries, and John Aglialoro and Joan Carter, would be converted into $2.55 per share payable in cash, in a “going private” merger transaction. John Aglialoro is our Chairman and CEO and Joan Carter is a director of the Company, and together with UM own approximately 49.4% of our outstanding common stock.

If the merger is approved and consummated, our Company will be solely owned by UM, Mr. Aglialoro and Ms. Carter. As a result, shares of our common stock will be deregistered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we will no longer be subject to the reporting requirements of the Exchange Act; and our shares will no longer trade on any market.

Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by the affirmative vote of two-thirds of all outstanding shares and a majority of the shares held by the public shareholders, and consummation of financing. While there can be no assurance that the merger will be approved by our shareholders or consummated, we anticipate that we will seek approval of the merger at a Special Shareholders Meeting to be held during the first quarter of 2013 and if approval is obtained the transaction will close shortly thereafter.

The foregoing statements are based on current expectations. These statements are forward-looking and actual results may differ materially. In particular, the continued uncertainties in U.S. and global economic conditions and in the fitness industry make it particularly difficult to predict future events and may preclude us from achieving expected results.

RESULTS OF OPERATIONS

NET SALES

Our net sales increased $890,000 or 3%, to $34,368,000 for the third quarter of 2012 versus $33,478,000 for the third quarter of 2011. For the nine months ended September 29, 2012, net sales increased $5,373,000 or 6%, to $102,427,000 from $97,054,000 compared to the same period in 2011. For the third quarter of 2012, sales of cardiovascular products increased $1,290,000 or 7% to $18,954,000, and parts, freight and other sales increased $272,000 or 8% to $3,826,000, offset by sales of strength products which decreased $672,000 or 6% to $11,588,000 compared to the same period in 2011. For the nine months ended September 29, 2012, sales of cardiovascular products increased $4,748,000 or 9%, to $57,336,000 and parts, freight and other sales increased $1,689,000 or 16%, to $12,242,000, offset by decreases in sales of strength product of $1,064,000, or 3%, to $32,849,000 compared to the same period in 2011. The sales results for the nine months ended September 29, 2012 were aided by an additional five business days in 2012 compared to 2011.

GROSS MARGIN

Gross margin for the third quarter of 2012 decreased by 1.9% to 33.2%, from 35.1% for the same period in 2011. Gross margin for the nine months ended September 29, 2012 decreased by 3% to 32.0%, from 35.0% for the same period in 2011. Warranty expense increased by 0.4% and 0.7% of sales in the quarter and nine months ended September 29, 2012, respectively, largely as a result of increased sales of recently introduced cardiovascular products. Additionally, margins in 2012 were negatively impacted by our recently introduced treadmill and Arc Trainer products, which traditionally have initial higher manufacturing costs. We expect to achieve cost improvements in these products over time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $250,000, or 2%, to $10,154,000 in the third quarter of 2012 compared to $10,404,000 in the third quarter of 2011, predominantly due to lower marketing, trade show and advertising costs. For the nine months ended September 29, 2012, selling, general and administrative expenses increased by $680,000, or 2%, to $31,498,000 compared to $30,818,000 for the comparable period in 2011. The increase for the nine month period was predominantly due to higher sales and marketing costs, including initiatives directed to marketing new products, and additional sales and marketing personnel. Selling, general and administrative expenses represented 30% and 31% of sales for the three and nine months ended September 29, 2012, and 31% and 32% of sales for the three and nine months ended September 24, 2011, respectively.

LITIGATION CHARGE (REDUCTION)

The 2011 litigation charges predominantly relate to statutory interest accruing on the Barnhard product liability judgment. The 2012 litigation charge (reduction) relates to further adjustments to the Barnhard litigation reserve following settlement of the matter. We do not expect additional Barnhard related adjustments going forward. See Note 12 to our Consolidated Financial Statements included herein.

NET INTEREST EXPENSE

Net interest expense increased by $91,000 in the third quarter of 2012 compared to the corresponding period of 2011. For the nine months ended September 29, 2012, net interest expense increased by $165,000. The increases are due to the additional bank debt incurred during the first quarter of 2012. We expect net interest expense for the balance of 2012 to exceed net interest expense for the corresponding periods of 2011, due to this additional bank debt. See Note 7 to our Consolidated Financial Statements included herein.

INCOME TAXES

A valuation allowance for deferred tax assets is recorded to the extent it cannot be determined that the realization of these assets is more likely than not. We established a valuation allowance to fully offset net deferred tax assets as of December 31, 2010 due to the uncertainty created by the unfavorable Barnhard jury verdict (see Note 12 to our Consolidated Financial Statements). Since the March 2012 settlement payment for the Barnhard litigation will increase our net operating loss carryforwards by $18,500,000, and since we had cumulative losses during the three year period ended September 29, 2012, it was determined that a valuation allowance against the entire amount of deferred tax assets continues to be appropriate as of September 29, 2012. Income tax benefit recorded for 2012 is the reduction in the amount of federal and state income taxes paid in the prior year compared to the amount provided, primarily due to timing of expense payments, offset by the amount of state tax that is currently payable. A 2011 refund of federal alternative minimum taxes paid in prior years of $257,000, recorded as a benefit in 2011 since it was fully reserved as of December 31, 2010, was offset by state and federal alternative minimum taxes of $108,000 that were currently payable. Accordingly, we recorded an income tax benefit of ($74,000) and ($49,000) for the three and nine months ended September 29, 2012, and an income tax expense of $22,000 and an income tax benefit of ($149,000) for the three and nine months ended September 24, 2011, respectively. The effective tax benefit rate was (16.5%) and (24.7%) for the nine months ended September 29, 2012 and September 24, 2011, respectively. Actual cash outlays for taxes continue to be reduced by the available operating loss carryforwards and credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2012, we had working capital of $16,997,000 compared to working capital of $7,862,000 at December 31, 2011. The increase in working capital is primarily due to the net effect of the settlement of the Barnhard litigation during the first quarter of 2012. The Barnhard settlement payments were primarily funded with cash and the proceeds of long-term debt, and resulted in the elimination of the related litigation reserve.

For the nine months ended September 29, 2012, we used $13,936,000 of cash flow from operating activities compared to generating $5,968,000 of cash flow for the nine months ended September 24, 2011. The decrease in cash flow is predominantly due to the net effect of the settlement of the Barnhard litigation during the first quarter of 2012, offset in part by changes in working capital in 2012 as compared to 2011.

Cash used in investing activities of $2,408,000 during the nine months ended September 29, 2012 consisted of purchases of manufacturing tooling and equipment of $1,894,000, primarily for the manufacture of new products, and computer hardware and infrastructure of $514,000. Cash used in investing activities of $1,954,000 during the nine months ended September 24, 2011 consisted of purchases of manufacturing tooling and equipment of $1,389,000, primarily for the manufacture of new products and computer hardware and infrastructure of $565,000. While capital expenditures for the balance of 2012 are expected to be approximately $1,300,000, the timing and amount of these expenditures will depend on economic conditions and results of our operations and our other cash needs.

Cash provided by financing activities was $6,567,000 for the nine months ended September 29, 2012, consisting of the $8,122,000 Medway real estate loan and proceeds from the exercise of stock options of $7,000, offset by $1,411,000 of principal payments on the Citizens equipment facility and real estate loans and deferred financing costs of $151,000. Cash used in financing activities was $1,140,000 for the nine months ended September 24, 2011, consisting of principal payments on the Citizens equipment facility and real estate loan.

We have credit facilities with RBS Citizens, National Association and RBS Asset Finance, Inc. (collectively, “Citizens”). Our Citizens Credit Agreement provides a revolving line of credit of up to the lesser of a ceiling or an amount determined by reference to a borrowing base. Our Citizens Loan Agreement provided for a $13,000,000 real estate loan which was advanced in 2007 to finance the acquisition of our Owatonna facility. In March 2012, the Citizens Credit Agreement and Loan Agreement were amended to, among other things, increase the ceiling to our revolving line of credit under the Credit Agreement to $18,000,000 and provide under the Loan Agreement an additional $8,122,000 real estate loan on our Medway facility. This additional borrowing capacity was utilized in part to finance a portion of the settlement payments in the Barnhard product liability suit (see Note 12 to our Consolidated Financial Statements). Our Citizens equipment facility provided in 2010 $4,999,000 of equipment lease financing, the proceeds of which were used to retire equipment term loans and related obligations.

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

At September 29, 2012, there were no outstanding revolving credit loans, $18,164,000 in real estate loans and $2,836,000 under the Citizens equipment facility. Availability under the revolving loan fluctuates daily based on the borrowing base, and is reduced by outstanding advances and letters of credit. At September 29, 2012, the net availability under the revolving line of credit was $16,869,000.

At September 29, 2012, we were in compliance with all financial covenants included within our credit facilities. While there can be no assurance, we believe that we will remain in compliance with our financing agreements during at least the next 12 months.

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

CONTRACTUAL OBLIGATIONS

The following is an aggregated summary of the Company’s obligations and commitments to make future payments under various agreements:

	TOTAL	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
Debt	$21,000,000	$2,061,000	$12,712,000	$6,227,000	$—
Interest due including impact of interest rate swap (a)	2,996,000	1,177,000	1,580,000	239,000	—
Capital lease obligation (b)	9,000	9,000	—	—	—
Litigation settlement obligation (b)	936,000	144,000	288,000	288,000	216,000
Operating lease commitments	1,033,000	487,000	474,000	62,000	10,000
Purchase obligations	25,474,000	19,418,000	6,056,000	—	—

	$51,448,000	$23,296,000	$21,110,000	$6,816,000	$226,000

(a)	This includes a fixed rate of 8.25% per the interest rate swap agreements.
(b)	Includes future interest obligations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease financing program whereby we arrange equipment leases and other financing for certain commercial customers for selected products. These leases are sales-type leases and are generally for terms of three to five years, at which time title transfers to the lessee. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At September 29, 2012, the maximum contingent liability under all recourse provisions was approximately $2,023,000. A reserve for estimated losses under recourse provisions of $126,000 has been recorded based upon historical experience, and is included in accrued liabilities at September 29, 2012.

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

As of September 29, 2012, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2011.

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

Exhibit 2.1 - Agreement and Plan of Merger dated October 17, 2012 among Cybex International, Inc., CYB Merger Corp., and UM Holdings, Ltd.

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

Cybex International, Inc.

	By:	/s/ John Aglialoro
November 5, 2012		John Aglialoro Chairman and Chief Executive Officer

	By:	/s/ Arthur W. Hicks, Jr.
November 5, 2012		Arthur W. Hicks, Jr. President, Chief Operating Officer and Chief Financial Officer